Form 10-Q
period 1998-02-28
EAGLE PICHER HOLDINGS INC
filed 1998-04-16
CIK 1059364

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 1998         Commission file number 333-49971
                                                                       ---------



                          EAGLE-PICHER HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                  31-3989553
  --------------------------------     ------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

      250 East Fifth Street, Suite 500, Cincinnati, Ohio        45202
-------------------------------------------------------------------------------
         (Address of principal executive offices)             Zip Code

Registrant's telephone number, including area code    513-721-7010
                                                    --------------

                                (Not Applicable)
-------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.                               Yes     No  X
                                                                    ---     ---

625,001 shares of Class A common capital stock, no par value, were outstanding at April 14, 1998.

374,999 shares of Class B common capital stock, no par value, were outstanding at April 14, 1998.

                                       TABLE OF CONTENTS

                                                                            Page
                                                                          Number
                                                                          ------

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements..............................................   3

     Condensed Consolidated Statements of Income (Unaudited)...............   3
     Condensed Consolidated Balance Sheets (Unaudited).....................   4
     Condensed Consolidated Statements of Cash Flows (Unaudited)...........   5
     Notes to Condensed Consolidated Financial Statements..................   6

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................................  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 11

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.......................... 12

Item 6.  Exhibits and Reports on Form 8-K................................... 13

Signature................................................................... 16

Exhibit Index............................................................... 17

Exhibits....................................................................


                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                          EAGLE-PICHER HOLDINGS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                              THREE MONTHS ENDED
                                                                                                 FEBRUARY 28,
                                                                                             --------------------
                                                                                               1998        1997
                                                                                             --------    --------

NET SALES.................................................................................   $205,842    $223,607
OPERATING COSTS AND EXPENSES
Cost of products sold.....................................................................    162,796     180,401
Selling and administrative................................................................     17,141      19,724
Management compensation expenses..........................................................      2,056       --
Depreciation..............................................................................      8,983      10,366
Amortization of intangibles...............................................................      3,839       4,076
                                                                                             --------    --------
                                                                                              194,815     214,567
Operating income..........................................................................     11,027       9,040
OTHER INCOME (EXPENSE)
Interest expense..........................................................................     (6,940)     (8,927)
Other income..............................................................................        820       1,703
                                                                                             --------    --------
INCOME BEFORE TAXES.......................................................................      4,907       1,816
INCOME TAXES..............................................................................      4,100       3,036
                                                                                             --------    --------
NET INCOME................................................................................   $    807    $ (1,220)
                                                                                             --------    --------
                                                                                             --------    --------

     See accompanying notes to condensed consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            FEBRUARY 28,   NOVEMBER 30,
                                                                                               1998           1997
                                                                                            ------------   -----------

ASSETS
Current assets:
     Cash and cash equivalents............................................................   $ 18,968    $ 53,739
     Receivables, less allowances.........................................................    135,632     130,927
     Income tax refund receivable.........................................................      2,001       3,025
     Inventories:
          Raw materials and supplies......................................................     56,970      51,592
          Work in process.................................................................     22,569      25,801
          Finished goods..................................................................     15,509      14,803
                                                                                             --------    --------
                                                                                               95,048      92,196

     Prepaid expenses.....................................................................      9,499       8,290
     Deferred income taxes................................................................     19,535      13,793
                                                                                             --------    --------
          Total current assets............................................................    280,683     301,970

Property, plant and equipment.............................................................    239,337     279,847
     Less accumulated depreciation........................................................                 36,309
                                                                                             --------    --------
          Net property, plant and equipment...............................................    239,337     243,538

Deferred income taxes.....................................................................      --         98,991

Excess of acquired net assets over cost...................................................    255,495       --

Reorganization value in excess of amounts allocable to identifiable assets net of
  accumulated amortization of $16,284.....................................................       --        48,837

Other assets..............................................................................     91,625      53,545
                                                                                             --------    --------
          Total assets....................................................................   $867,140    $746,881
                                                                                             --------    --------
                                                                                             --------    --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.....................................................................   $ 50,899    $ 52,886
     Other accrued liabilities............................................................     49,931      55,419
     Long-term debt -- current portion....................................................     10,656       3,403
     Income taxes.........................................................................      6,746       2,294
                                                                                             --------    --------
          Total current liabilities.......................................................    118,232     114,002
Long-term debt -- less current portion....................................................    536,340     269,994
Deferred income taxes.....................................................................      7,634       --
Other liabilities.........................................................................     24,928      26,768

Series A 11 3/4% Cumulative Exchangeable Preferred Stock; authorized 50,000 shares; issued
  and outstanding 14,191 shares...........................................................     80,005       --
Shareholders' equity
     Class A Common stock, authorized 625,001 shares; issued and outstanding 625,001
      shares..............................................................................     55,001       --
     Class B Common stock, authorized 374,999 shares; issued and outstanding 374,999
      shares..............................................................................     45,000       --
     Common shares -- authorized 20,000,000 shares, issued and outstanding 10,000,000
      shares..............................................................................                341,807
     Foreign currency translation.........................................................                 (1,836)
     Accumulated deficit -- net loss year to date.........................................                 (3,854)
                                                                                             --------    --------
          Total shareholders' equity......................................................    100,001     336,117
                                                                                             --------    --------
          Total liabilities and shareholders' equity......................................   $867,140    $746,881
                                                                                             --------    --------
                                                                                             --------    --------

   See accompanying notes to the condensed consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                FEBRUARY 28,
                                                                                            ---------------------
                                                                                              1998         1997
                                                                                            ---------    --------

Cash flows from operating activities:
     Net income..........................................................................   $     807    $ (1,220)
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization.......................................................      12,822      14,442
     Changes in assets and liabilities:
          Receivables....................................................................      (4,705)    (11,930)
          Inventories....................................................................      (2,235)     (3,219)
          Accounts payable...............................................................      (2,787)     (1,917)
          Accrued liabilities............................................................      (5,488)      2,176
          Income tax refund receivable...................................................       1,024      16,906
          Deferred taxes.................................................................       2,600       1,831
          Other..........................................................................     (11,121)        845
                                                                                            ---------    --------
     Net cash used in operating activities...............................................      (9,083)     17,914
Cash flows from investing activities:
     Capital expenditures................................................................      (5,692)    (15,857)
     Other...............................................................................      (1,042)     (1,183)
                                                                                            ---------    --------
     Net cash used in investing activities...............................................      (6,734)    (17,040)
Cash flows from financing activities:
     Issuance of long-term debt..........................................................     524,100          --
     Reduction of long-term debt.........................................................    (250,000)    (16,703)
     Redemption of common stock..........................................................    (446,638)         --
     Issuance of common stock............................................................     100,001          --
     Issuance of preferred stock.........................................................      80,005          --
     Debt issue cost.....................................................................     (26,062)         --
     Other...............................................................................        (360)      2,480
                                                                                            ---------    --------
          Net cash used in financing activities..........................................     (18,954)    (14,223)
Net decrease in cash and cash equivalents................................................     (34,771)    (13,349)
                                                                                            ---------    --------
Cash and cash equivalents, beginning of period...........................................      53,739      32,725
                                                                                            ---------    --------
Cash and cash equivalents, end of period.................................................   $  18,968    $ 19,376
                                                                                            ---------    --------
                                                                                            ---------    --------
Supplemental cash flow information:
     Cash paid during the three month period:
          Interest paid..................................................................   $   6,402    $    475
          Income tax refunds received net of payments....................................   $    (376)   $(15,928)

   See accompanying notes to the condensed consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

     The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included for the fiscal year ended November 30, 1997, presented in the Company's Form S-4 filed with the SEC on April 11, 1998.

     The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month periods ended February 28, 1998 and 1997. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

     See Note B.

B. ACQUISITION OF THE COMPANY

     On February 24, 1998 ('Closing Date'), Eagle-Picher Industries, Inc. ('Company') was acquired by a subsidiary of Granaria Industries BV, Eagle-Picher Holdings, Inc. ('Parent'), from the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust ('Trust'). The Trust was established pursuant to the Company's Plan of Reorganization upon its emergence from bankruptcy.

     These unaudited condensed consolidated financial statements as of and for the three months ended February 28, 1998 include the effects of the Acquisition as of February 24, 1998. Accordingly, the condensed consolidated statement of income (loss) for the three months ended February 28, 1998 includes results of operations from (1) December 1, 1997 through February 24, 1998 of the Company prior to the consummation of the Acquisition (for clarity, sometimes referred to herein as the 'Predecessor Company') and (2) February 25 through February 28, 1998 of the Company.

     Upon closing of the acquisition, the Parent received $100 million equity investment from Granaria Industries BV and an equity partner. The Parent also received proceeds approximating $80 million from its offering of preferred stock. These proceeds were invested in the Company, which issued approximately $180 million of common stock to the Parent. The Company also borrowed $225 million in term loans and $79.1 million in revolving credit loans under a syndicated senior secured loan facility, and issued $220 million in senior subordinated notes ('Subordinated Notes'), the proceeds of which were used to redeem the Company's 10% Senior Unsecured Sinking Fund Debentures ('Debentures') and common stock, both held by the Trust. The Company, which is the operating entity, is a wholly-owned subsidiary of the Parent. The Parent's results of operations and cash flows approximate those of the Company.

     The following pro forma information for the three months ended February 28, 1998 and 1997 gives effect to the Acquisition as if it had been consummated on December 1, 1997 and 1996, respectively. This information is not necessarily indicative of either the future results of operations or the results of operations that would have occurred if those events had been consummated on the indicated dates.


                                                           Three months ended
                                                              February 28
                                                           ------------------
                                                            1998           1997
                                                            ----           ----
                                                        (In thousands of dollars,
                                                        except per share amounts)
Net sales.............................................  $   205,842    $   223,607

Net income (loss).....................................  $    (5,079)   $    (7,179)

Net income (loss) per share...........................  $     (5.08)   $     (7.18)

Average number of shares outstanding..................    1,000,000      1,000,000

C. BASIC EARNINGS PER SHARE

     The calculation of net income (loss) per share is based upon the average number of shares outstanding, which was 9,600,071 and 10,000,000 in the three months ended February 28, 1998 and 1997, respectively. In 1998, the average number of shares includes four days after the acquisition when 1,000,000 shares were outstanding. Prior to the acquisition, 10,000,000 shares were outstanding.

                                                           THREE MONTHS ENDED
                                                              FEBRUARY 28,
                                                         ----------------------
                                                           1998         1997
                                                         ---------    ---------

Net income (loss) per share...........................     $.08         $(.12)
                                                         ---------    ---------
                                                         ---------    ---------

                          EAGLE-PICHER HOLDINGS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

D. LONG-TERM DEBT

     On the Closing Date, the Company's existing $60 million unsecured committed revolving credit facility was terminated. It was replaced by a syndicated senior secured loan facility ('Credit Agreement') which provided $225 million in term loans and a $160 million revolving credit facility, of which $79.1 million was drawn at the time of closing. Immediately following the closing, the Company borrowed approximately $28.6 million for use as credit support in the form of letters of credit, leaving approximately $52.3 million in available credit. The Credit Agreement matures February 29, 2004.

     The Credit Agreement is secured by the capital stock of the Company, up to 65% of the capital stock of foreign subsidiaries and substantially all other property in the United States. Both the Credit Agreement and the Subordinated Notes are guaranteed by certain of the Company's domestic subsidiaries.

     Long-term debt consisted of:

                                                                                                  FEBRUARY 28,
                                                                                               ------------------
                                                                                                1998        1997
                                                                                               ------      ------
                                                                                                (IN MILLIONS OF
                                                                                                    DOLLARS)

New Credit Agreement:
     Revolving Credit Facility..............................................................   $ 79.1      $ --
     Term Loans.............................................................................    225.0        --
Senior Subordinated Notes...................................................................    220.0        --
Senior Unsecured Sinking Fund Debentures....................................................     --         250.0
Divestiture Notes...........................................................................     --          50.0
Tax Refund Notes............................................................................     --          52.6
Industrial Revenue Bonds....................................................................     18.4        10.5
Secured Notes...............................................................................     --           6.7
Debt of Foreign Subsidiaries................................................................      4.5         2.4
                                                                                               ------      ------
                                                                                                547.0       372.2
Less current portion........................................................................     10.7        54.0
                                                                                               ------      ------
Long-term debt, less current portion........................................................   $536.3      $318.2
                                                                                               ------      ------
                                                                                               ------      ------

E. INCOME TAXES

     The acquisition of the Company has been treated as a sale of its assets for purposes of income taxes. The deferred tax benefits relating to the Debentures, which were repaid on the Closing Date, and most of the benefits relating to the net operating loss carryforwards will be realized to shelter the gain on the sale of the assets. Any remaining net operating loss carryforwards will be lost. The Company, however, will be liable for approximately $2.0 in alternative minimum taxes and $1.6 million in state income taxes as a result of the transaction. These taxes are recognized as part of the Acquisition adjustments.

F. LEGAL MATTERS

     The Company is involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal course of business. In management's opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION.


RESULTS OF OPERATIONS

     As a result of the Acquisition of the Company by Granaria Industries BV from the Trust as of February 24, 1998, which was accounted for as a purchase, Parent's results of operations and financial position for periods after February 24, 1998 are not comparable to prior periods. The unaudited condensed consolidated statement of income (loss) as of February 28, 1998 includes results of operations from (1) December 1, 1997 through February 24, 1998 of the Predecessor Company and (2) February 25 through February 28, 1998 of Parent.

     Net Sales. Parent's net sales decreased by approximately $17.8 million, or 8.0%, from $223.6 million in the three months ended February 28, 1997 to $205.8 million in the three months ended February 28, 1998. Included in the results for the first three months of 1997 are $29.3 million of sales of the Divested Divisions which, if excluded, would result in an increase in Parent's quarterly net sales of approximately 5.9%.

     First quarter net sales for the Industrial Group, excluding net sales of the Divested Divisions, decreased 8.8% from 1997 to 1998 due primarily to decreased sales of germanium products. Germanium sales have been affected by lower market prices, increased use of recycled germanium by the Company's customers and the completion of a major satellite project. Germanium prices have decreased by as much as half during the last year due to increased supplies. In response to sharp increases in the cost of germanium during 1996, Parent's customers have increasingly been recycling scrap germanium. As a result, its customers supply a larger portion of Parent's raw materials. While Parent has been able to maintain its margins, the sales volume is less as a toll refiner than as a buyer and seller of germanium.

     Net sales for the Machinery Group in the first three months of 1998, excluding net sales of the Divested Divisions, increased 7.4% from the first three months of 1997 on increased sales of special purpose batteries. Net sales for the Automotive Group, excluding net sales of the Divested Divisions, increased 11.5% on increased sales of precision machined components.

     Cost of Products Sold. Cost of products sold, excluding depreciation expense, decreased by $17.6 million, or 9.8% from $180.4 million in the three months ended February 28, 1997 to $162.8 million in the three months ended February 28, 1998. Excluding the results of Divested Divisions, as a percentage of sales, cost of products sold remained stable at approximately 79.0%.

     Selling and Administrative. Selling and administrative expenses decreased by $2.6 million, or 13.1% from $19.7 million for the three months ended February 28, 1997 to $17.1 million for the three months ended February 28, 1998. Excluding the results of Divested Divisions, selling and administrative expenses for the first three months of 1998 decreased by $1.0 million from the first three months of 1997.

     Depreciation and Amortization. Depreciation and amortization decreased by $1.6 million, or 11.1% from $14.4 million for the three months ended February 28, 1997 to $12.8 million for the three months ended February 28, 1998. Excluding the results of Divested Divisions, depreciation and amortization was $13.0 million for the first three months of 1997.

     EBITDA. Parent's earnings before interest, taxes, depreciation and amortization ('EBITDA') increased by approximately $2.4 million, or 10.3%, from $23.5 million in 1997 to $25.9 million in 1998. Excluding the $.6 million negative impact of the Divested Divisions on 1997 EBITDA, the EBITDA of Parent increased $1.8 million, or 7.9%.

     Despite decreased sales, EBITDA of the Industrial Group for the first three months of 1998, exclusive of EBITDA of the Divested Divisions, increased by 1.3% over the first three months of 1997. This increase was due to improved results at the Company's Boron operations and Parent's ability to maintain its margins despite decreased germanium sales. First quarter 1998 EBITDA of the Machinery Group, exclusive of the results of Divested Divisions, was unchanged from the first quarter of 1997. Increased profitability of special-purpose batteries due to higher volumes was offset by startup costs of new construction equipment products. EBITDA of the Automotive Group for the first three months of 1998 increased by 9.6% from the first three months of 1997 due to higher volumes of precision machined components.

     Interest Expense. Interest expense decreased by $2.0 million, or 22.5%, from $8.9 million for the three months ended February 28, 1997 to $6.9 million for the three months ended February 28, 1998. Most of this decrease was due to the retirement of $125.9 million of debt during 1997, which included $50.0 million of divestiture notes, $69.1 million of tax refund notes and $6.8 million of secured notes bearing interest at 9%, 6.5% and 10%, respectively. Of the total debt that was retired during 1997, only $16.7 million was retired during the first three months of 1997. The decrease in interest expense due to debt retirements was partially offset by interest on an additional $8.0 million of Industrial Revenue Bonds issued during the third quarter of 1997 and revolving lines of credit, for which interest during the first three months of 1998 was $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

        On February 24, 1998 Eagle-Picher Industries, Inc. was acquired by a subsidiary of Granaria Industries B.V., Eagle-Picher Holdings, Inc., from the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust. Approximately $33.7 million of cash was used in this transaction resulting in a reduction of cash at February 28, 1998 to $19.0 million from $53.7 million at November 30, 1997. Excluding cash, the remaining portion of working capital increased $9.3 million to $143.5 million at February 28, 1998 from $134.2 million at November 30, 1997. Capital expenditures were $5.7 million in the first quarter of 1998 and should approximate $28.0 million in fiscal 1998. The Company is highly leveraged and has significant debt service requirements (See Note D to the Unaudited Condensed Consolidated Financial Statements). After giving effect to the acquisition at February 28, 1998, the Company had $547.0 million of long-term debt outstanding, $323.8 million of which was secured. Under the New Credit Agreement, the Company has scheduled principal payments aggregating $5.3 million, $10.4 million and $15.4 million for the years 1998, 1999 and 2000, respectively.

YEAR 2000

        The Company is performing a comprehensive review to identify the systems affected by the Year 2000 issue. A project committee meets regularly to review the status of the investigation into and resolution of the Year 2000 issues. As a result of the committee's progress to date, the Company expects to modify or upgrade existing systems and, in some cases, replace systems. The Company does not expect to spend any significant incremental amounts with outside contractors to complete any necessary modifications or conversions, but is redeploying existing internal resources. The Company presently believes that through the planned modification to existing systems and conversion to new systems, the Year 2000 issue will be resolved on a timely basis, and any related costs will not have a material impact on the results of operations, cash flows or financial condition of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        On February 26, 1998, the Company entered into a three year interest rate swap with its lead bank to partially hedge its variable interest rate exposure on its $225 million term loan borrowings. The variable rates plus the appropriate spreads are equal to the total interest rates for a given period. This agreement calls for the Company to pay the fixed rate of 5.805% on $150 million and receive the floating rate (LIBOR) on that same amount. This swap effectively fixes the interest rate on $150 million of the term loan debt at a weighted rate of 8.35%, leaving the remaining $75 million at the floating rate.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 24, 1998, Eagle-Picher Holdings, Inc. issued 14,191 shares of 11 3/4% Series A Cumulative Redeemable Exchangable Preferred Stock ("Preferred Stock"). The initial purchasers of the Preferred Stock were SBC Warburg Dillon Read Inc. and ABN AMRO Incorporated. The proceeds of the Preferred Stock, which were $80,004,601, were used to effect the acquisition of the Company from the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust by a subsidiary of Granaria Industries BV.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


2.1 Third Amended Plan of Reorganization of Eagle-Picher Industries, Inc. (the "Company")*

2.2.    Exhibits to Third Amended Plan of Reorganization of the Company*

3.1     Articles of Incorporation of the Company, as amended*

3.2     Regulations of the Company*

3.3 Amended and Restated Certificate of Incorporation of Eagle-Picher Holdings, Inc. ("Parent")*

3.4     By-laws of Parent*

4.1 Indenture, dated as of February 24, 1998, among E-P Acquisition, Inc., Parent, as a Guarantor, the Subsidiary Guarantors (Daisy Parts, Inc. Eagle-Picher Development Company, Inc., Eagle-Picher Far East, Inc., Eagle-Picher Fluid Systems, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool & Manufacturing Co., Michigan Automotive Research Corporation (together, the "Subsidiary Guarantors" or the "Domestic Subsidiaries"), and The Bank of New York as Trustee (the "Trustee")*

4.2 Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939, as amended*

4.3 First Supplemental Indenture dated as of February 24, 1998, between the Company and the Trustee*

4.4 Form of Global Note (attached as exhibit A to the Indenture filed as Exhibit 4.1)*

4.5 Certified Copy of the Certificate of Designation, Preferences and Rights of 11 3/4% Series A Cumulative Redeemable Exchangeable Preferred Stock and 11 3/4% Series B Cumulative Redeemable Exchangeable Preferred Stock of Parent*

4.6 Form of Certificate and Global Share of 11 3/4% Series A Cumulative Redeemable Exchangeable Preferred Stock and 11 3/4% Series B Cumulative Redeemable Exchangeable Preferred Stock*

4.7 Form of Exchange Debentures Indenture relating to 11 3/4% Exchange Debentures due 2008 of Parent*

4.8 Cross Reference Table showing the location in the Exchange Debentures Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939, as amended*

4.9     Form of 11 3/4% Exchange Debenture due 2008*

10.1 Merger Agreement, dated as of December 23, 1997, among the Company, the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust, Parent and E-P Acquisition, Inc.*

10.2 Amendment No. 1 to the Merger Agreement, dated as of February 23, 1998, among the Company, the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust, Parent and E-P Acquisition, Inc.*

10.3 Notes Purchase Agreement, dated February 19, 1998, among E-P Acquisition, Inc., the Company, Parent, SBC Warburg Dillon Read and ABN AMRO Incorporated*

10.4 Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between the Company and the Subsidiary Guarantors*

10.5 Registration Rights Agreement, dated as of February 24, 1998, between E-P Acquisition, SBC Warburg Dillon Read and ABN AMRO Incorporated*

10.6 Assumption Agreement for the Registration Rights Agreement, dated as of February 24, 1998, of the Company*

10.7 Credit Agreement, dated as of February 19, 1998, among E-P Acquisition, Inc. (to be merged with and into the Company), Various Lenders from time to time party thereto, ABN AMRO Bank N.V., as Agent (the "Agent"), PNC Bank, National Association, as Documentation Agent and DLJ Capital Funding, Inc., as Syndication Agent*

10.8 Assumption Agreement dated as of February 24, 1998, between the Company and the Agent*

10.9 Security Agreement, dated as of February 24, 1998, among the Company, the Agent and the Domestic Subsidiaries*

10.10 Holdings Pledge Agreement, dated as of February 24, 1998, between Parent and the Agent*

10.11 Borrower and Subsidiary Pledge Agreement, dated as of February 24, 1998, among the Company, E-P Development, E-P Minerals and the Agent*

10.12 Holdings Guaranty Agreement, dated as of February 24, 1998, by Parent, accepted and agreed by the Agent*

10.13 Subsidiary Guaranty Agreement, dated as of February 24, 1998, by the Domestic Subsidiaries accepted and agreed by the Agent*

10.14 Trademark Collateral Agreement, dated February 24, 1998, between the Company and the Agent*

10.15 Patent Collateral Agreement, dated February 24, 1998, between the Company and the Agent*

10.16 Copyright Collateral Agreement, dated February 24, 1998, between the Company and the Agent*

10.17 Subordination Agreement, dated as of February 24, 1998, among E-P Acquisition, Inc., the Company and the Domestic Subsidiaries*

10.18 Management Agreement dated as of February 24, 1998 between the Company and Granaria Holdings B.V.*

10.19 Preferred Stock Purchase Agreement, dated February 19, 1998, between Parent and the Initial Purchasers*

10.20 Preferred Stock Registration Rights Agreement, dated as of February 24, 1998, between Parent and the Initial Purchasers*

10.21 Transfer Agency Agreement, dated as of February 24, 1998, between Parent and The Bank of New York, as Transfer Agent*

23.1    Consent of Deloitte & Touche LLP*

23.2    Consent of KPMG Peat Marwick LLP*

24.1    Power of Attorney of Directors and Officers*

27.1    Financial Data Schedule

---------------

* Incorporated by reference to Eagle-Picher Holdings, Inc. Registration Statement on Form S-4, filed on April 11, 1998 (File No. 333-49971)

    (b) Reports on Form 8-K--None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EAGLE-PICHER INDUSTRIES, INC.

                                       /s/ David N. Hall
                                       -----------------------------
                                       David N. Hall,
                                       Senior Vice President - Finance and
                                       Chief Financial Officer

DATE: April 14, 1998

                                 EXHIBIT INDEX

Exhibit
No.                                DESCRIPTION
-------                            -----------

See Item 6(a) of Part II of this report for exhibits which have been incorporated by reference.

27.1    Financial Data Schedule (submitted electronically)