Form 10-Q
period 1998-05-31
EAGLE PICHER HOLDINGS INC
filed 1998-06-29
CIK 1059364

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended May 31, 1998            Commission file number 333-49971
                                                                    ----------



                           EAGLE-PICHER HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              OHIO                                     13-3989553
------------------------------------     --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


         250 East Fifth Street, Suite 500, Cincinnati, Ohio    45202
--------------------------------------------------------------------------------
         (Address of principal executive offices)             Zip Code


Registrant's telephone number, including area code    513-721-7010
                                                     -------------------------


                               (Not Applicable)
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.                               Yes     No X
                                                                     ---   ---

625,001 shares of Class A common capital stock, no par value, were outstanding at June 26, 1998.

374,999 shares of Class B common capital stock, no par value, were outstanding at June 26, 1998.

                                TABLE OF CONTENTS





                                                                    Page
                                                                   Number
                                                                   ------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.........................................3

     Condensed Consolidated Statements of Income (Loss)(Unaudited)....3
     Condensed Consolidated Balance Sheets (Unaudited)................4
     Condensed Consolidated Statements of Cash Flows (Unaudited)......6
     Notes to Condensed Consolidated Financial Statements (unaudited).8

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.............................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..15


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................16

Signature............................................................17

Exhibit Index........................................................18

                                          PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                           EAGLE-PICHER HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)(UNAUDITED)
                (Dollars in thousands, except per share amounts)





                                          Three Months Ended           Three Months Ended
                                               May 31                ----------------------   Six Months Ended
                                         -------------------           May 31        Feb. 28       May 31
                                         1998           1997           1998           1998          1997
                                         ----           ----           ----           ----          ----
                                                     Predecessor                  Predecessor    Predecessor

Net Sales                             $ 219,921      $ 242,183      $ 219,921      $ 205,842      $ 465,790
                                      ---------      ---------      ---------      ---------      ---------

Operating Costs and Expenses:
  Cost of products sold                 169,575        194,578        169,575        162,796        374,979
  Selling and administrative             20,287         19,619         20,287         17,141         39,343
  Management compensation expense        17,321              -         17,321          2,056              -
  Depreciation                            9,773         10,643          9,773          8,983         21,009
  Amortization of intangibles             4,497          4,079          4,497          3,839          8,155
                                      ---------      ---------      ---------      ---------      ---------
                                        221,453        228,919        221,453        194,815        443,486
                                      ---------      ---------      ---------      ---------      ---------

Operating Income (Loss)                  (1,532)        13,264         (1,532)        11,027         22,304

Interest expense                        (12,554)        (7,924)       (12,554)        (6,940)       (16,851)
Other income                                326           (347)           326            820          1,356
                                      ---------      ---------      ---------      ---------      ---------

Income (Loss) Before Taxes              (13,760)         4,993        (13,760)         4,907          6,809

Income Taxes                             (4,461)         4,448         (4,461)         4,100          7,484
                                      ---------      ---------      ---------      ---------      ---------

Net Income (Loss)                     $  (9,299)     $     545      $  (9,299)     $     807      $    (675)
                                      =========      =========      =========      =========      =========



Income (Loss) per Share               $   (9.29)     $     .05      $   (9.29)     $     .08      $    (.07)
                                      =========      =========      =========      =========      =========




See accompanying notes to the consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                                May 31        Nov. 30
ASSETS                                                           1998          1997
                                                                 ----          ----
                                                                           Predecessor
CURRENT ASSETS
  Cash and cash equivalents                                    $ 10,979      $ 53,739
  Receivables, less allowances                                  121,257       130,927
  Income tax refunds receivable                                   1,956         3,025
  Inventories:
    Raw materials and supplies                                   53,653        51,592
    Work in process                                              19,690        25,801
    Finished goods                                               17,500        14,803
                                                               --------      --------
                                                                 90,843        92,196
  Prepaid expenses                                                8,457         8,290
  Deferred income taxes                                          18,935        13,793
                                                               --------      --------

        Total current assets                                    252,427       301,970
                                                               --------      --------

PROPERTY, PLANT AND EQUIPMENT                                   248,675       279,847
  Less accumulated depreciation                                   9,813        36,309
                                                               --------      --------
        Net property, plant and equipment                       238,862       243,538

DEFERRED INCOME TAXES                                                 -        98,991

EXCESS OF ACQUIRED NET ASSETS OVER COST NET OF
 ACCUMULATED AMORTIZATION OF $4,491                             251,004             -

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO
 IDENTIFIABLE ASSETS NET OF ACCUMULATED AMORTIZATION
 OF $16,284                                                           -        48,837

OTHER ASSETS                                                     86,601        53,545
                                                               --------      --------

        Total Assets                                           $828,894      $746,881
                                                               ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $ 48,045      $ 52,886
  Long-term debt - current portion                               13,028         3,403
  Income taxes                                                    6,878         2,294
  Other current liabilities                                      64,655        55,419
                                                               --------      --------
        Total current liabilities                               132,606       114,002
                                                               --------      --------

LONG-TERM DEBT - less current portion                           498,773       269,994
                                                               --------      --------

DEFERRED INCOME TAXES                                             1,115             -
                                                               --------      --------

OTHER LONG TERM LIABILITIES                                      25,040        26,768
                                                               --------      --------

Series A 11-3/4% Cumulative Exchangeable Preferred Stock;
 authorized 50,000 shares; issued and outstanding 14,191
 shares                                                          82,540             -
                                                               --------      --------

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                         May 31          Nov. 30
                                                           1998            1997
                                                        ---------       ---------
                                                                        Predecessor

SHAREHOLDERS' EQUITY
  Class A Common stock, authorized 625,001 shares;
    issued and outstanding 625,001 shares                  55,001               -

  Class B Common stock, authorized 374,999 shares;
    issued and outstanding 374,999 shares                  45,000               -

  Common shares -- authorized 20,000,000 shares;
    issued and outstanding 10,000,000 shares                    -         341,807

  Foreign currency translation                                653          (1,836)
  Accumulated deficit                                     (11,834)         (3,854)
                                                        ---------       ---------


        Total Shareholders' Equity                         88,820         336,117
                                                        ---------       ---------

        Total Liabilities and Shareholders' Equity      $ 828,894       $ 746,881
                                                        =========       =========



See accompanying notes to the consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                        Three Months Ended          Six Months
                                                        ------------------            Ended
                                                      May 31        Feb. 28           May 31
                                                       1998           1998             1997
                                                       ----           ----             ----

                                                                   Predecessor     Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $  (9,299)      $     807       $    (675)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                 14,952          12,822          29,159
         Changes in assets and liabilities:
            Receivables                                14,375          (4,705)            117
            Income tax refunds receivable                  45           1,024          69,741
            Inventories                                 4,205          (2,235)         (3,946)
            Accounts payable                           (2,854)         (2,787)          4,571
            Accrued liabilities                        14,724          (5,488)         (4,206)
            Other                                        (298)         (8,521)          8,094
                                                    ---------       ---------       ---------


              Net cash provided by (used in)
              operating activities                     35,850          (9,083)        102,855


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                (9,064)         (5,692)        (29,264)
   Other                                                  561          (1,042)         (2,025)
                                                    ---------       ---------       ---------

               Net cash used in
               investing activities                    (8,503)         (6,734)        (31,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                             -           445,000             -
   Reduction of long-term debt                            -          (250,000)        (69,658)
   Borrowings under revolving credit agreement         14,825          79,100             -
   Repayments under revolving credit agreement        (49,925)            -               -
   Redemption of common stock                             -          (446,638)            -
   Issuance of common stock                               -           100,001             -
   Issuance of preferred stock                            -            80,005             -
   Debt issuance cost                                     -           (26,062)            -
   Other                                                 (236)           (360)          2,311
                                                    ---------       ---------       ---------

               Net cash used in
               financing activities                   (35,336)        (18,954)        (67,347)
                                                    ---------       ---------       ---------

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)




                                                       Three Months Ended      Six Months
                                                       ------------------        Ended
                                                      May 31      Feb. 28       May 31
                                                       1998        1998          1997
                                                       ----        ----          ----

                                                                 Predecessor    Predecessor

Net increase (decrease) in cash and cash equivalents  (7,989)     (34,771)        4,219

Cash and cash equivalents, beginning of period        18,968       53,739        32,725
                                                      ------      -------        ------

Cash and cash equivalents, end of period             $10,979     $ 18,968       $36,944
                                                      ======      =======        ======





Supplemental cash flow information:                    1998         1997
                                                       ----         ----
  Cash paid during the six months ending May 31:
     Interest paid                                   $13,492     $ 16,501
     Income taxes paid (refunded), net               $   305     $(67,229)

  Cash paid during the three months ended May 31:
     Interest paid                                   $ 7,090     $ 16,026
     Income taxes paid (refunded), net               $   681     $(51,301)






See accompanying notes to the consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.  BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

    The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included for the fiscal year ended November 30, 1997 and for the three months ended February 28, 1998, presented in the Company's Form S-4/A filed with the SEC on June 5, 1998.

    The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three and six month periods ended May 31, 1998 and 1997. (See Note B.) Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

    The three month periods ended May 31, 1998, and February 28, 1998 (Predecessor) included in the Condensed Consolidated Statements of Income (Loss) and of Cash Flows are presented for comparison to the six months ended May 31, 1997 of the Predecessor Company. (See Note B.)


B.  ACQUISITION OF THE COMPANY

    On February 24, 1998 ("Closing Date"), Eagle-Picher Industries, Inc. ("Company") was acquired by a subsidiary of Granaria Industries BV, Eagle-Picher Holdings, Inc. ("Parent"), from the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust ("Trust") (the "Acquisition"). The Trust was established pursuant to the Company's Plan of Reorganization upon its emergence from bankruptcy.

     The unaudited condensed consolidated financial statements as of and for the three months ended February 28, 1998 include the effects of the Acquisition as of February 24, 1998. Accordingly, the condensed consolidated statement of income (loss) for the three months ended February 28, 1998 includes results of operations from (1) December 1, 1997 through February 24, 1998 of the Company prior to the consummation of the Acquisition (for clarity, sometimes referred to herein as the "Predecessor Company") and (2) February 25 through February 28, 1998 of the Company.

     The Acquisition was accounted for using the purchase method of accounting. The preliminary allocation of the purchase price of the Company has been determined based on estimates of fair value and are subject to change. Appraisals are currently being completed to value property, plant, equipment and identifiable intangible assets. The excess of purchase price over the assessed values of those assets will be allocated to goodwill. The Company expects to finalize the purchase price allocation by November 30, 1998. Adjustments are not expected to be material.

     Upon closing of the acquisition, the Parent received $100 million equity investment from Granaria Industries BV and an equity partner. The Parent also received proceeds approximating $80 million from its offering of preferred stock. These proceeds were invested in the Company, which issued approximately $180 million of common stock to the Parent. The Company also borrowed $225 million in term loans and $79.1 million in revolving credit loans under a syndicated senior secured loan facility, and issued $220 million in senior subordinated notes ("Subordinated Notes"), the proceeds of which were used to redeem the Company's 10% Senior Unsecured Sinking Fund Debentures ("Debentures") and common stock, both held by the Trust. The Company, which is the operating entity, is a wholly-owned subsidiary of the Parent. The Parent's results of operations and cash flow approximate those of the Company.

     The following pro forma information for six months ended May 31, 1998 and 1997 gives effect to the Acquisition as if it had been consummated on December 1, 1997 and 1996, respectively. This information is not necessarily indicative of either the future results of operations or the results of operations that would have occurred if those events had been consummated on the indicated dates.

                                                Six Months Ended
                                                     May 31
                                                ----------------
                                                 1998       1997
                                                 ----       ----

                                                (In thousands of
                                                 dollars, except
                                                 per share amounts)

     Net Sales                                 $425,763   $465,790

     Net income (loss)                         $(12,700)  $(17,100)

     Net income (loss) per share               $ (12.70)   $(17.10)

     Average number of shares outstanding     1,000,000  1,000,000


C.  BASIC EARNINGS PER SHARE

     The calculation of net income (loss) per share is based upon the average number of common shares outstanding, which was 9,600,071 in the three months ended February 28, 1998, 10,000,000 in the six months ended May 31, 1997, and 1,000,000 and 10,000,000 in the three months ended May 31, 1998 and 1997, respectively. In 1998, 1,000,000 shares were outstanding after the acquisition. Prior to the acquisition, 10,000,000 shares were outstanding.

D.  INTANGIBLE ASSETS

     Excess of acquired net assets over cost is being amortized on a straight-line basis over fifteen years. The recoverability of these assets is evaluated periodically based on current and estimated future cash flows of each of the related business units over the remaining amortization period. Reorganization value in excess of amounts allocable to identifiable assets was being amortized on a straight-line basis over four years.

E.  LEGAL MATTERS

     The Company is involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal course of business. In managements' opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

   As a result of the Acquisition of the Company by Granaria Industries B.V. from the Trust as of February 24, 1998, which was accounted for as a purchase, the Company's results of operations and financial position for periods after February 24, 1998 are not comparable to prior periods. The unaudited condensed consolidated statement of income (loss) as of February 28, 1998 includes results of operations from (1) December 1, 1997 through February 24, 1998 of the Predecessor Company and (2) February 25 through February 28, 1998 of the Company.

   In addition to the effects of the Acquisition, another factor affecting comparability of operations is the sale of the Plastics, Transicoil and Fabricon Products divisions in 1997. The Company also contributed the assets of its former Suspension Systems division to Eagle-Picher-Boge, L.L.C., a joint venture formed in 1997 in which the Company has a 45% interest. These divisions are collectively referred to as the "Divested Divisions."

   The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:


                       Three months ended    Three months ended
                              May 31         ------------------ Six months ended
                       ------------------    May 31    Feb. 28      May 31
                         1998     1997        1998       1998        1997
                         ----     ----        ----       ----        ----

                                              (In millions of dollars)

                                Predecessor            Predecessor  Predecessor
Net sales by segment:
  Industrial            $ 36.4   $ 54.8      $ 36.4     $ 37.6      $104.9
  Machinery               68.9     68.9        68.9       64.4       133.6
  Automotive             114.6    118.5       114.6      103.8       227.3
                         -----    -----       -----      -----       -----
    Total               $219.9   $242.2      $219.9     $205.8      $465.8
                         =====    =====       =====      =====       =====

EBITDA by segment:
  Industrial            $  7.1   $  8.6      $  7.1     $  6.6      $ 15.7
  Machinery               10.9      8.3        10.9        7.8        16.3
  Automotive              17.8     16.6        17.8       15.2        30.0
  Corporate overhead      (5.7)    (5.5)       (5.7)      (3.7)      (10.5)
                         -----    -----       -----      -----       -----
                        $ 30.1   $ 28.0      $ 30.1     $ 25.9      $ 51.5
                         ======   =====       =====      =====       =====
    Total

   Net Sales. The Company's net sales were $219.9 million for the second quarter ended May 31, 1998, a decrease of $22.3 million or 9.2% from the comparable period of 1997. Included in the results of the second quarter of 1997 are $32.6 million of sales of the Divested Divisions, which, if excluded, would result in an increase in the Company's quarterly net sales of approximately 4.9%.

   Net sales of Industrial products, excluding net sales of the Divested Divisions, decreased 17.9% in the second quarter of 1998 from the comparable period in 1997, due primarily to decreased sales of germanium products. Germanium sales have been affected by lower market prices which have resulted from increased supplies, the completion of a major satellite project and the increased use of recycled germanium by the Company's customers in response to sharp increases in germanium prices which took place in 1996. Since the customers now supply a larger portion of the Company's raw materials, the sales volume is less as a toll refiner than as a buyer and seller of germanium. Operating margins, however, have been maintained.

   Net sales for the Machinery Group in the second quarter of 1998, excluding the Divested Divisions, increased 7.9% due in part to an increase in demand for heavy-duty fork lift trucks. Although demand remains low for special purpose can-washing equipment, resources at that operation have been successfully redeployed to produce and market other industrial machinery, which also contributed to the increased net sales of the Machinery Group.

   The Automotive Group's net sales, excluding the Divested Divisions, increased 13.0% primarily due to increased market penetration of precision machined components, many of which are used in light trucks, vans and sport utility vehicles which have recently grown in popularity. Volumes of fuel systems have also increased as new programs are implemented.

   The Ford Motor Company ("Ford") has recently notified the Company that it will no longer purchase certain products from the Automotive Group. Sales contributed by those products in 1997 were $19.4 million. The Company anticipates that these programs will be discontinued gradually through 1999 and that this revenue will be replaced by new programs currently being implemented.

   The current strike by the United Auto Workers at certain General Motors Corporation ("GM") plants has not impacted the second quarter results of the Automotive Group. However, the third quarter of 1998 could be significantly impacted. Some of the Automotive Group operations have experienced lay-offs as a result of the strike at GM. Historically, the third quarter results of the Automotive Group are depressed as most of the automobile companies shut their plants for two weeks in July to retool for new model years.

   Since the 1980's, original equipment manufacturers ("OEM's") such as Ford, GM and the Chrysler Corporation have been outsourcing an increasing percentage of their production requirements. OEM's benefit from outsourcing because outside suppliers generally have significantly lower cost structures and can assist in shortening development periods for new products. The Company expects to continue to benefit from the trend toward outsourcing.

   The Company expects strong price pressure to continue across all product lines, particularly in the Automotive Group. The Company will continue to pursue productivity improvements and material cost reductions to mitigate such price pressure.

   Historically, sales to certain Asian markets have been insignificant to the Company's total net sales; therefore, the current economic conditions in Asia have not had, nor are they expected to have, a material adverse effect on the Company's operations. The Company believes that despite these conditions, the Asian region has solid long-term growth opportunities and will continue to explore these opportunities.

   Cost of Products Sold. Cost of products sold, excluding depreciation expense, decreased by $25.0 million or 12.8% from the second quarter of 1997 compared to the comparable period in 1998. Excluding the results of Divested Divisions, as a percentage of sales, cost of products sold declined from 78.9% in the second quarter of 1997 to 77.1% in the second quarter of 1998. Reasons for this decline include better absorption of overhead due to increased sales volumes and improved performance at certain start-up operations.

   Selling and Administrative. Selling and administrative expenses increased by $.7 million or 3.4% in the quarter ended May 31, 1998 from the quarter ended May 31, 1997. Excluding results of Divested Divisions, these expenses increased $2.5 million or 14.1% over the same time frame. Besides a general increase due to activity relating to increased sales volumes, items contributing to this increase include management fees now payable to Granaria Industries B.V. and a retention program for mid-level management.

   Depreciation and Amortization. Depreciation and amortization are not comparable for the three months ended May 31, 1998 and 1997 due to the differences in asset bases as a result of the Acquisition on February 24, 1998.

  EBITDA. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization and management expenses. Due to the differences in the asset bases, it is preferable to compare EBITDA rather than operating income. EBITDA increased from $28.0 million in the three months ended May 31, 1997 to $30.1 million for the same period in 1998 or 7.5%. The increase is 14.0% after excluding the results of Divested Divisions. In the second quarter of 1998, EBITDA for the Industrial Group declined to $7.1 million from $8.6 million in the comparable period of 1997. Excluding the results of Divested Divisions, this decline was $.4 million or 5.3% on a 17.9% decrease in sales. As previously mentioned, although lower germanium prices have contributed to reduced sales, EBITDA has remained relatively consistent as did results at other Industrial Group operations.

   In the Machinery Group, EBITDA increased from $8.3 million in the second quarter of 1997 to $10.9 million in the same period of 1998. Excluding results of the Divested Divisions, the increase was $3.1 million. Reasons for this increase include a shift in product mix toward more profitable products at operations manufacturing special-purpose batteries, better absorption of overhead on increased sales volumes at the other industrial equipment facilities previously mentioned and improved efficiencies at the aluminum foundry.

   EBITDA for the Automotive Group increased to $17.8 million in the second quarter of 1998 from $16.6 million in the same period in the prior year. Excluding the results of Divested Divisions, the increase was 7.9%. This increase results from the increased volumes previously discussed.

   Interest Expense. Interest expense for the three months ended May 31, 1998 and 1997 was $12.6 million and $7.9 million, respectively. In 1997, interest expense included interest on the $250 million Subordinated Debentures held by the Trust which were retired upon the Acquisition and the $50 million Divestiture Notes retired in August 1997. In 1998, the increase in interest was attributable to the borrowings against the new credit facility totaling $304.1 million, the issuance of $220 million in Subordinated Notes and the issuance of an additional $8 million industrial revenue bond in June 1997.


FINANCIAL CONDITION

   The Company generated cash from operations in the second quarter of 1998 despite the net loss of $9.3 million. EBITDA of $30.1 was sufficient to cover interest payments of $7.1 million and capital expenditures of $9.1 million. The receivables were at high levels at February 28, 1998, primarily due to February being a short month. Receivables are at what would be considered a more normal level at May 31, 1998, resulting in an influx of cash in the second quarter of $14.4 million. After drawing down cash balances by $8.0 million, the Company was able to repay $35.1 million of the debt incurred upon the Acquisition.

   The Company's liquidity needs are primarily for debt service and capital maintenance. The Company has scheduled debt payments of $5.3 million in the second half of 1998 and $10.4 million in 1999. The Company anticipates that capital spending will be approximately $15.0 to $18.0 million in the second half of 1998.

   The Company believes that its cash flows from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company's expenditures and service its indebtedness, the Company would be required to raise additional funds.




YEAR 2000

   The Company is performing a comprehensive review to identify the systems affected by the Year 2000 issue. A project committee meets regularly to review the status of the investigation into and resolution of Year 2000 issues. As a result of the committee's progress to date, the Company expects to modify or upgrade existing systems and, in some cases, replace systems. The Company does not expect to spend any significant incremental amounts with outside contractors to complete any necessary modifications or conversions, but is redeploying existing internal resources. The Company presently believes that through the planned modification to existing systems and conversion to new systems, as well as ongoing correspondence with suppliers and customers, the Year 2000 issue will be resolved on a timely basis, and any related costs will not have a material impact on the results of operations, cash flows or financial condition of the Company.

FORWARD-LOOKING STATEMENTS

   This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "estimate," "anticipate," "project," "intend," "believe," "expect," and similar expressions are intended to identify forward looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with long-standing customers, the ability of the Company to successfully implement productivity improvements, cost reduction initiatives, facilities expansion and the ability of the Company to develop, market and sell new products and to continue to comply with environmental laws, rules and regulations. Other risks and uncertainties include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's $225 million term loan facility (the "Term Loan Facility") bears interest at a variable rate equal to either (a) the average daily rate on overnight U.S. federal funds transactions ("Federal Funds Rate"), or (b) the London Interbank Offered Rate shown on Telerate Page 3750 for the applicable interest period ("LIBOR"), plus, in either case, an applicable spread.

     On February 26, 1998, the Company entered into a three year interest rate swap agreement with its lead bank to partially hedge its interest rate risk on the Term Loan Facility. Under this agreement the Company pays a fixed rate of 5.805% on a notional amount of $150 million and receives LIBOR on that amount. This swap transaction effectively fixes the interest rate on $150 million of the Term Loan Facility at 5.805% plus the applicable spread for the duration of the interest rate swap.

     The remaining $75 million of the Term Loan Facility bears interest at the variable rates described above. Accordingly, a 1% increase in an applicable index rate would result in additional interest expense of $750,000 per year.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:



27.1  Financial Data Schedule



(b) Reports on Form 8-K--None

                                   SIGNATURES
                                   ----------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       EAGLE-PICHER HOLDINGS, INC.




                                       /s/ David N. Hall
                                       -------------------------------------
                                       David N. Hall
                                       Senior Vice President - Finance and
                                       Chief Financial Officer




DATE June 29, 1998
     ---------------

                                  EXHIBIT INDEX
                                  -------------




Exhibit No.           Description
-----------           -----------


  27.1                Financial Data Schedule (submitted
                      electronically to the Securities
                      and Exchange Commission for its
                      information)