Form 10-Q
period 1998-08-31
EAGLE PICHER HOLDINGS INC
filed 1998-10-01
CIK 1059364

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended August 31, 1998          Commission file number 333-49971
                                                                    ----------



                           EAGLE-PICHER HOLDINGS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                               13-3989553
  ------------------------------       -------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


         250 East Fifth Street, Suite 500, Cincinnati, Ohio      45202
         ------------------------------------------------------------------
         (Address of principal executive offices)               Zip Code


Registrant's telephone number, including area code    513-721-7010
                                                   ------------------------


                                (Not Applicable)
              ----------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. Yes____   No__X__

625,001 shares of Class A common capital stock, $.01 par value each, were outstanding at September 26, 1998.

374,999 shares of Class B common capital stock, $.01 par value each, were outstanding at September 26, 1998.

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

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.............................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..16


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K............................17

Signature............................................................18

Exhibit Index........................................................19

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                           EAGLE-PICHER HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)(UNAUDITED)
                (Dollars in thousands, except per share amounts)




                                        Three Months Ended         Six Months    Three Months        Nine
                                             August 31               Ended          Ended        Months Ended
                                        ------------------          August 31     February 28      August 31
                                        1998           1997           1998           1998            1997
                                        ----           ----           ----           ----            ----
                                                     Predecessor                 Predecessor     Predecessor

Net Sales                             $ 206,356      $ 216,756      $ 426,277      $ 205,842      $ 682,546
                                      ---------      ---------      ---------      ---------      ---------

Operating Costs and Expenses:
  Cost of products sold                 163,518        174,103        333,093        162,796        549,082
  Selling and administrative             18,042         17,503         38,329         17,141         56,846
  Management compensation expense         4,395              -         21,716          2,056              -
  Depreciation                            9,644          9,688         19,417          8,983         30,697
  Amortization of intangibles             4,244          4,084          8,741          3,839         12,239
  Loss on division sales                      -          1,803              -              -          1,803
                                      ---------      ---------      ---------      ---------      ---------
                                        199,843        207,181        421,296        194,815        650,667
                                      ---------      ---------      ---------      ---------      ---------

Operating Income                          6,513          9,575          4,981         11,027         31,879

Interest expense                        (12,132)        (7,540)       (24,686)        (6,940)       (24,391)
Other income (expense)                      681           (817)         1,007            820            539
                                      ---------      ---------      ---------      ---------      ---------

Income (Loss) Before Taxes               (4,938)         1,218        (18,698)         4,907          8,027

Income Taxes                             (1,135)         2,337         (5,596)         4,100          9,821
                                      ---------      ---------      ---------      ---------      ---------

Net Income (Loss)                     $  (3,803)     $  (1,119)     $ (13,102)     $     807      $  (1,794)
                                      =========      =========      =========      =========      =========

Income (Loss) Applicable
     to Common Shareholders           $  (6,338)                    $ (17,990)
                                      =========                     =========

Income (Loss) per Common Share        $   (6.34)     $    (.11)     $  (17.99)     $     .08      $    (.18)
                                      =========      =========      =========      =========      =========




See accompanying notes to the consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                               August 31 November 30
ASSETS                                                           1998         1997
                                                                 ----         ----
                                                                          Predecessor

CURRENT ASSETS
  Cash and cash equivalents                                   $ 21,099     $ 53,739
  Receivables, less allowances                                 120,444      130,927
  Income tax refunds receivable                                  1,341        3,025
  Inventories:
    Raw materials and supplies                                  55,354       51,592
    Work in process                                             17,547       25,801
    Finished goods                                              17,712       14,803
                                                              --------     --------
                                                                90,613       92,196
  Prepaid expenses                                               8,440        8,290
  Deferred income taxes                                         18,935       13,793
                                                              --------     --------

        Total current assets                                   260,872      301,970
                                                              --------     --------

PROPERTY, PLANT AND EQUIPMENT                                  255,653      279,847
  Less accumulated depreciation                                 19,505       36,309
                                                              --------     --------
        Net property, plant and equipment                      236,148      243,538

DEFERRED INCOME TAXES                                            1,144       98,991

EXCESS OF ACQUIRED NET ASSETS OVER COST NET OF
 ACCUMULATED AMORTIZATION OF $8,729                            233,106            -

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO
 IDENTIFIABLE ASSETS NET OF ACCUMULATED AMORTIZATION
 OF $16,284                                                          -       48,837

OTHER ASSETS                                                    85,162       53,545
                                                              --------     --------

        Total Assets                                          $816,432     $746,881
                                                              ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                            $ 44,062     $ 52,886
  Long-term debt - current portion                              14,072        3,403
  Income taxes                                                   3,246        2,294
  Other current liabilities                                     75,136       55,419
                                                              --------     --------
        Total current liabilities                              136,516      114,002
                                                              --------     --------

LONG-TERM DEBT - less current portion                          487,209      269,994
                                                              --------     --------

OTHER LONG TERM LIABILITIES                                     25,676       26,768
                                                              --------     --------

SERIES A 11-3/4% CUMULATIVE EXCHANGEABLE PREFERRED STOCK;
 AUTHORIZED 50,000 SHARES; ISSUED AND OUTSTANDING 14,191
 SHARES                                                         84,893            -
                                                              --------     --------

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                        August 31    November 30
                                                          1998          1997
                                                          ----           ----
                                                                      Predecessor

SHAREHOLDERS' EQUITY
  Class A Common stock, authorized 625,001 shares,
    $.01 par value each; issued and outstanding
    625,001 shares                                             6              -

  Class B Common stock, authorized 374,999 shares,
    $.01 par value each; issued and outstanding
    374,999 shares                                             4              -

  Common shares -- authorized 20,000,000 shares;
    issued and outstanding 10,000,000 shares                   -        341,807

  Additional paid-in capital                              99,991              -
  Foreign currency translation                               127         (1,836)
  Accumulated deficit                                    (17,990)        (3,854)
                                                       ---------      ---------


        Total Shareholders' Equity                        82,138        336,117
                                                       ---------      ---------


        Total Liabilities and Shareholders' Equity     $ 816,432      $ 746,881
                                                       =========      =========



See accompanying notes to the consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)



                                                   Six Months       Three Months        Nine Months
                                                      Ended            Ended              Ended
                                                    August 31        February 28        August 31
                                                       1998             1998               1997
                                                       ----             ----               ----

                                                                     Predecessor       Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 $(13,102)        $    807         $  (1,794)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                 29,522           12,822            42,936
         Proceeds from insurance settlement            13,659                -                 -
         Loss on division sales                             -                -             1,803
         Changes in assets and liabilities:
            Receivables                                15,188           (4,705)            4,072
            Income tax refunds receivable                 660            1,024            69,771
            Inventories                                 4,435           (2,235)              985
            Accounts payable                           (6,837)          (2,787)            7,063
            Accrued liabilities                        25,205           (5,488)            8,334
            Other                                      (4,784)          (8,521)            7,561
                                                     --------         --------         ---------


              Net cash provided by (used in)
              operating activities                     63,946           (9,083)          140,731


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from division sales                             -                -            38,417
   Capital expenditures                               (16,053)          (5,692)          (41,476)
   Other                                                   94           (1,042)           (2,407)
                                                     --------         --------         ---------

               Net cash used in
               investing activities                   (15,959)          (6,734)           (5,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                               -          445,000             8,000
   Reduction of long-term debt                         (2,580)        (250,000)         (127,411)
   Borrowings under revolving credit agreement         47,825           79,100                 -
   Repayments under revolving credit agreement        (91,925)               -                 -
   Redemption of common stock                               -         (446,638)                -
   Issuance of common stock                                 -          100,001                 -
   Issuance of preferred stock                              -           80,005                 -
   Debt issuance cost                                       -          (26,062)                -
   Other                                                  824             (360)            4,876
                                                     --------         --------         ---------

               Net cash used in
               financing activities                   (45,856)         (18,954)         (114,535)
                                                     --------         --------         ---------

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)






                                                          Six Months     Three Months     Nine Months
                                                            Ended           Ended            Ended
                                                           August 31      February 28      August 31
                                                             1998            1998            1997
                                                             ----            ----            ----

                                                                          Predecessor     Predecessor

Net increase (decrease) in cash and cash equivalents          2,131         (34,771)         20,730

Cash and cash equivalents, beginning of period               18,968          53,739          32,725
                                                            -------        --------         -------

Cash and cash equivalents, end of period                    $21,099        $ 18,968         $53,455
                                                            =======        ========         =======








Supplemental cash flow information:                           1998            1997
                                                              ----            -----
  Cash paid during the nine months ending August 31:
     Interest paid                                          $19,060        $ 18,052
     Income taxes paid (refunded), net                      $ 4,446        $(66,016)

  Cash paid during the three months ended August 31:
     Interest paid                                          $ 6,250        $  1,551
     Income taxes paid (refunded), net                      $ 4,141        $  1,213










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

      The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three and nine month periods ended August 31, 1998 and 1997. (See Note B.) Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

      The six and three month periods ended August 31, 1998 and February 28, 1998 (Predecessor), respectively, included in the Condensed Consolidated Statements of Income (Loss) and of Cash Flows are presented for comparison to the nine months ended August 31, 1997 of the Predecessor Company. (See Note B.)


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

          The following pro forma information for the nine months ended August 31, 1998 and 1997 gives effect to the Acquisition as if it had been consummated on December 1, 1997 and 1996, respectively. This information is not necessarily indicative of either the future results of operations or the results of operations that would have occurred if those events had been consummated on the indicated dates.

                                                                   Nine Months Ended
                                                                        August 31
                                                             -------------------------------
                                                                 1998                1997
                                                                 ----                ----

                                                                   (In thousands of
                                                                    dollars, except
                                                                   per share amounts)

Net Sales                                                    $   632,119         $  682,546

Net loss                                                     $   (16,500)        $  (21,100)

      Accumulated dividends on preferred stock                     7,382              7,382
                                                             -----------         ----------
Net loss applicable to common shareholders                       (23,882)           (28,482)

Net loss per common share                                    $    (23.88)        $   (28.48)

Average number of common shares outstanding                    1,000,000          1,000,000


C.  BASIC AND DILUTED EARNINGS PER SHARE

          The calculation of net income (loss) per share is based upon the average number of common shares outstanding, which was 9,600,071 in the three months ended February 28, 1998, 10,000,000 in the three months and nine months ended August 31, 1997, and 1,000,000 in the three months and six months ended August 31, 1998. In 1998, 1,000,000 shares were outstanding after the acquisition. Prior to the acquisition, 10,000,000 shares were outstanding. The net loss applicable to common shareholders represents the net loss increased by accumulated dividends on preferred stock of $2.5 million and $4.9 million for the three and six months ended August 31, 1998, respectively. No potential common stock was outstanding during the nine months ended August 31, 1998 or 1997.

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

F.  SUBSEQUENT EVENT

          On September 28, 1998, the Committee of the Incentive Stock Plan of Eagle-Picher Industries, Inc. ("Stock Plan") voted to amend the Stock Plan to accelerate the vesting of all participants, which was to take place in various increments through 2001, so that all participants will be fully vested as of November 1, 1998. This action will result in additional management expense of approximately $3.3 million in the fourth quarter over what would have been recognized if the Stock Plan had not been amended.

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

          The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                             Six Months   Three Months    Nine Months
                        Three months ended     ended         ended          ended
                            August 31         August 31    February 28     August 31
                       ------------------
                         1998      1997         1998         1998            1997
                         ----      ----         ----         ----            ----

                                                     (In millions of dollars)

                               Predecessor                Predecessor     Predecessor
Net sales by segment:
  Industrial            $ 35.1   $ 52.4        $ 71.5       $ 37.6          $157.3
  Machinery               68.0     65.8         136.8         64.4           199.4
  Automotive             103.3     98.6         218.0        103.8           325.8
                        ------   ------        ------       ------          ------
    Total               $206.4   $216.8        $426.3       $205.8          $682.5
                        ======   ======        ======       ======          ======

EBITDA by segment:
  Industrial            $  7.0   $  8.1        $ 14.1       $  6.6          $ 23.8
  Machinery                9.6      6.6          20.5          7.8            22.9
  Automotive              13.5     13.1          31.3         15.2            43.1
  Corporate overhead      (5.3)    (2.7)        (11.0)        (3.7)          (13.2)
                        ------   ------        ------       ------          ------
                        $ 24.8   $ 25.1        $ 54.9       $ 25.9          $ 76.6
                        ======   ======        ======       ======          ======
    Total

          Net Sales. The Company's net sales were $206.4 million for the third quarter ended August 31, 1998, a decrease of $10.4 million or 4.8% from the comparable period of 1997. Included in the results of the third quarter of 1997 are $13.7 million of sales of the Divested Divisions, which, if excluded, would result in an increase in the Company's quarterly net sales of approximately 1.6%.

          Net sales of Industrial products, excluding net sales of the Divested Divisions, decreased 22.4% in the third quarter of 1998 from the comparable period in 1997, due primarily to decreased prices of germanium products. Germanium sales have been affected by lower market prices which have resulted from increased supplies, the completion of a major satellite project and the increased use of recycled germanium by the Company's customers in response to sharp increases in germanium prices which took place in 1996. Since the customers now supply a larger portion of the Company's raw materials, its sales volume is less as a toll refiner than as a buyer and seller of germanium. Operating margins, however, have been maintained.

          Net sales for the Machinery Group in the third quarter of 1998, excluding the Divested Divisions, increased 8.2% due in part to increases in demand for heavy-duty fork lift trucks and wheel tractor scrapers. Sales of special purpose batteries are comparable to those of the same period in 1997.

          The Automotive Group's net sales, excluding the Divested Divisions, increased 8.7% primarily due to increased market penetration of precision machined components, many of which are used in light trucks, vans and sport utility vehicles which have recently grown in popularity. Volumes of fuel systems have also increased as new programs are implemented.

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

          Historically, the third quarter results of the Automotive Group are depressed as most of the automobile companies shut their plants for two weeks in July to retool for new model years. In 1998, these results were further depressed by the strike by the United Auto Workers at certain General Motors Corporation ("GM") plants and the resulting closure of other GM plants. Some of the Automotive Group operations experienced lay-offs as a result of the strike at GM. It is estimated that the Company lost approximately $7.0 million in revenue and $2.5 million in operating income during the strike.

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

          Cost of Products Sold. Cost of products sold, excluding depreciation expense, decreased by $10.6 million or 6.1% from the third quarter of 1997 compared to the comparable period in 1998. Excluding the results of Divested Divisions, as a percentage of sales, cost of products sold declined from 79.7% in the third quarter of 1997 to 79.2% in the third quarter of 1998. Reasons for this decline include improved performance at certain start-up operations, increased operating efficiencies, and changes in product mix in certain operations in the Machinery Group.

          Selling and Administrative. Selling and administrative expenses increased by $.6 million or 3.1% in the quarter ended August 31, 1998 from the quarter ended August 31, 1997. Excluding results of Divested Divisions, these expenses increased $1.3 million or 7.9% over the same time frame. Besides a general increase due to activity relating to increased sales volumes, items contributing to this increase include management fees now payable to Granaria Industries B.V. and a retention program for mid-level management.

          Depreciation and Amortization. Depreciation and amortization are not comparable for the three months ended August 31, 1998 and 1997 due to the differences in asset bases as a result of the Acquisition on February 24, 1998.

          EBITDA. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization and management expenses. Due to the differences in the asset bases, it is preferable to compare EBITDA rather than operating income. EBITDA decreased from $25.1 million in the three months ended August 31, 1997 to $24.8 million for the same period in 1998 or 1.2%. After excluding the results of Divested Divisions, EBITDA increased .8%.

          In the third quarter of 1998, EBITDA for the Industrial Group declined to $7.0 million from $8.1 million in the comparable period of 1997. Excluding the results of Divested Divisions, this decline was $.5 million or 6.7% on a 22.4% decrease in sales. As previously mentioned, although lower germanium prices have contributed to reduced sales, EBITDA has remained relatively consistent for these operations as did results at other Industrial Group operations.

          In the Machinery Group, EBITDA increased from $6.6 million in the third quarter of 1997 to $9.6 million in the same period of 1998. Excluding results of the Divested Divisions, the increase was $3.2 million. Reasons for this increase include improved efficiencies at operations manufacturing special-purpose batteries and at the aluminum foundry, and a shift in product mix at operations manufacturing construction and other industrial equipment.

          EBITDA for the Automotive Group increased to $13.5 million in the third quarter of 1998 from $13.1 million in the same period in the prior year. Excluding the results of Divested Divisions, the increase was .7%. Any increases in EBITDA resulting from the increased volumes previously discussed have been offset by losses related to the GM strike situation.

          Interest Expense. Interest expense for the three months ended August 31, 1998 and 1997 was $12.1 million and $7.5 million, respectively. In 1997, interest expense included interest on the $250 million Subordinated Debentures held by the Trust which were retired upon the Acquisition and the $50 million Divestiture Notes retired in August 1997. In 1998, the increase in interest was attributable to the borrowings against the new credit facility totaling $304.1 million, the issuance of $220 million in Subordinated Notes and the issuance of an additional $8 million industrial revenue bond in June 1997.


FINANCIAL CONDITION

          Since the Acquisition, the Company has generated cash from operations of $63.9 million which has enabled it to repay a net amount of $46.7 million in debt and expend $16.1 million for capital. Significant factors contributing to cash provided by operations include:

          1) the receipt of $13.7 million from an insurance company in settlement of certain claims relating primary to environmental remediation expenses;
          2) a $15.2 million reduction of accounts receivable balances from what were considered high levels at February 28, 1998 to more normal levels at August 31, 1998;
          3) the funding of approximately $8.0 million of employee health care expenses from a trust that had been earmarked for this purpose rather than from Company funds; and
          4) the accrual of $10.3 million in interest (which was paid September 1, 1998) relating to the Senior Subordinated Notes.

          The Company's liquidity needs are primarily for capital maintenance and debt service. With the exception of an expansion at a plant manufacturing industrial machinery, capital expenditures in the six months ended August 31, 1998 have been primarily for capital maintenance. The Company anticipates that capital spending will be approximately $9.0 to $11.0 million in the fourth quarter of 1998. The Company has scheduled debt payments of $2.7 million in the fourth quarter of 1998 and $10.4 million in 1999.

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

          The Company has entered into a letter of intent for the sale of its Trim Division for $14.5 million in cash. The transaction is conditioned on, among other things, the buyer's due diligence investigation and the buyer obtaining financing. There is no assurance that this transaction will be completed on these terms. If consummated, the transaction is not expected to result in a material gain or loss.

YEAR 2000

          The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20." If not corrected, many computer programs could fail or cause erroneous results. Failures of this nature could cause interruptions to manufacturing processes, business and financial functions and communications with customers and suppliers.

          Due to the diverse nature of the Company's operations, each operating division has its own discrete computer systems. The Company is performing a comprehensive review to identify the systems affected by the Year 2000 issue. The Company is assessing its information technology systems such as business computing systems, end user computer systems and technical infrastructure, as well as embedded systems commonly found in manufacturing and service equipment, testing equipment and environmental operations. The assessments also include the Company's products and evaluation of the readiness of its suppliers and service providers.

           The review of each of the systems involves a five step process. The Company first inventories areas of potential risk based on comparison to published industry guidelines. Each component identified in the inventory is then evaluated for its risk of failure and the impact of potential failure to the Company's operations and its customers. Once the risks are assessed, remediation is commenced. Options for remediation may include replacement, modification or continued use depending on information gathered during the inventory and assessment stages. The remediated system is then tested and reviewed before the determination is made as to the readiness of the system. A project committee meets regularly to review the status of the investigation into and resolution of Year 2000 issues. Most of the Company's divisions have completed the inventory and assessment phases and are working on remediation and testing. The remaining divisions have the inventory and assessment phases underway. The Company expects that all divisions will have completed the inventory and assessment phases by February 28, 1999 and will have implemented initial remediation attempts and testing thereof by June 30, 1999.

          The Company's remaining costs to remediate the Year 2000 problem are not expected to exceed $4.0 million. Of this amount, approximately $1.5 million will be spent in the form of capital for systems replacement and approximately $1.0 million will be incremental costs. The remaining costs relate to the redeployment of the Company's existing resources to assess and remediate the Year 2000 problem. Projects being deferred by this issue include items such as system enhancements that would improve performance or functionality. The impact on net income (loss) to date has not been material.

          The Company suspects its greatest risk lies within its financial computer systems and Electronic Data Interchange ("EDI") capabilities with its customers and suppliers. The Company relies on customer requirements and outside services for most of its EDI capabilities and therefore is dependent on such parties addressing Year 2000 issues. If these systems were to fail, the Company would encounter difficulty performing functions such as compiling financial data, invoicing customers, accepting electronic customer orders or informing customers of shipments electronically. While some of these functions could be performed manually, the Company presently is not certain what the extent of the impact on operations would be. There is also risk associated with certain suppliers, including utility companies, over which the Company has limited control. The Company is presently working on contingency plans to address issues related to potential failures of critical systems due to Year 2000 problems, and it expects to have those plans in place by May 31, 1999.

          The Company presently believes that through the planned modification to existing systems and conversion to new systems, as well as ongoing correspondence with suppliers and customers, the Year 2000 issue will not materially impair the Company's ability to conduct business.

EURO CONVERSION

          The Company has both operating divisions and domestic export customers located in Europe. In 1997, combined revenues from these sources was approximately 13% of total revenues. Revenues involving countries participating in the Euro conversion were somewhat lower. The Company is currently assessing the impact of the Euro conversion on its operations.

          The Company's European operations are taking steps to ensure their capability of entering Euro transactions as of January 1, 1999. It is not anticipated that changes to information technology and other systems which are necessary to enter these transactions will be material. The affected operations plan to make the Euro the functional currency sometime during the transition period.

          It is difficult to assess the competitive impact of the Euro Conversion on the Company's operations. In some markets, where customers already appear to be considering the exchange rates when considering prices, this process may be accelerated. In other markets, where sales are made in U.S. dollars, there may be pressures to denominate sales in the Euro, however, exchange risks resulting from these transactions would be hedged.


FORWARD-LOOKING STATEMENTS

          This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "estimate," "anticipate," "project," "intend," "believe," "expect," and similar expressions are intended to identify forward looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with customers, the ability of the Company to successfully implement productivity improvements, cost reduction initiatives, facilities expansion and the ability of the Company to develop, market and sell new products and to continue to comply with environmental laws, rules and regulations. Other risks and uncertainties include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

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

          The remaining $75 million of the Term Loan Facility bears interest at the variable rates described above. In addition, the Company has a revolving loan facility that had a balance of $35 million at August 31, 1998, which also bears interest at the variable rates described above. Accordingly, a 1% increase in an application index rate would result in additional interest expense of $1.1 million per year assuming no change in the level of borrowing under the revolving loan facility.

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






                                       EAGLE-PICHER HOLDINGS, INC.





                                       /s/ CARROLL D. CURLESS
                                       ------------------------------
                                       Carroll D. Curless
                                       Vice President and Controller





        DATE October 1, 1998
            -----------------------

                                  EXHIBIT INDEX
                                  -------------





Exhibit No.           Description
- -----------           -----------


  27.1                Financial Data Schedule (submitted
                      electronically to the Securities
                      and Exchange Commission for its
                      information)