Form 10-Q
period 1999-02-28
EAGLE PICHER HOLDINGS INC; EAGLE PICHER INDUSTRIES INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER FLUID SYSTEMS INC; EAGLE PICHER MINERALS INC; HILLSIDE TOOL & MANUFACTURING CO; MICHIGAN AUTOMOTIVE RESEARCH CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 1999-04-05
CIK 1059364, 30927, 1059567, 1059568, 1059570, 1059571, 1059572, 1059573, 1059575, 1059576

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended February 28, 1999     Commission file number 333-49957-01
                                                                   -------------


                         EAGLE-PICHER HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                 13-3989553
-----------------------------------   ------------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


         250 East Fifth Street, Suite 500, Cincinnati, Ohio    45202
--------------------------------------------------------------------------------
         (Address of principal executive offices)             Zip Code


Registrant's telephone number, including area code    513-721-7010
                                                  ------------------------------


                               (Not Applicable)
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark whether the additional registrant, Eagle-Picher Industries, Inc., has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                                                                 ---  ----

625,001 shares of Class A common capital stock, $.01 par value each, were outstanding at March 26, 1999.

374,999 shares of Class B common capital stock, $.01 par value each, were outstanding at March 26, 1999.

                         TABLE OF ADDITIONAL REGISTRANTS


                                      Jurisdiction of                                 IRS Employer
                                     Incorporation or      Commission File           Identification
         Name                         Organization             Number                   Number
         ----                         ------------             ------                   ------

Eagle-Picher Industries, Inc.             Ohio             333-49957                 31-0268670
Daisy Parts, Inc.                         Michigan         333-49957-02              38-1406772
Eagle-Picher Development Co., Inc.        Delaware         333-49957-03              31-1215706
Eagle-Picher Far East, Inc.               Delaware         333-49957-04              31-1235685
Eagle-Picher Fluid Systems, Inc.          Michigan         333-49957-05              31-1452637
Eagle-Picher Minerals, Inc.               Nevada           333-49957-06              31-1188662
Eagle-Picher Technologies, LLC            Delaware         333-49957-09              31-1587660
Hillsdale Tool & Manufacturing Co.        Michigan         333-49957-07              38-0946293
Michigan Automotive Research Corp.        Michigan         333-49957-08              38-2185909

                                TABLE OF CONTENTS

                                                                    Page
                                                                   Number
                                                                   ------

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.........................................4

     Condensed Consolidated Statements of Income (Loss)(Unaudited)....4
     Condensed Consolidated Balance Sheets (Unaudited)................5
     Condensed Consolidated Statements of Cash Flows (Unaudited)......7
     Notes to Condensed Consolidated Financial Statements (Unaudited).9

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.............................18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..23


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K............................24

Signatures...........................................................25

Exhibit Index........................................................35

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                           EAGLE-PICHER HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)(UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                       Three Months Ended      Three Months Ended
                                         February 28             February 28
                                            1999                     1998
                                            ----                     ----
                                                                  Predecessor

Net Sales                                 $194,443                 $205,842
                                          --------                 --------

Operating Costs and Expenses:
  Cost of products sold (exclusive
    of depreciation)                       151,746                  162,796
  Selling and administrative                18,264                   17,141
  Management compensation - special           -                       2,056
  Depreciation                              10,112                    8,983
  Amortization of intangibles                4,020                    3,839
  Loss(gain)on sales of assets                 (34)                    -
                                          --------                 --------
                                           184,108                  194,815
                                          --------                 --------

Operating Income                            10,335                   11,027

Interest expense                           (11,342)                  (6,940)
Other income                                   169                      820
                                          --------                 --------

Income (Loss) Before Taxes                    (838)                   4,907

Income Taxes                                   300                    4,100
                                          --------                 --------

Net Income (Loss)                          $(1,138)                 $   807
                                          ========                 ========

Income (Loss) Applicable
 to Common Shareholders                    $(3,632)                 $   807
                                          ========                 ========

Income (Loss) per Common Share             $ (3.63)                 $   .08
                                          ========                 ========

Comprehensive Income (Loss)                $(2,109)                 $(1,002)
                                          ========                 ========

See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                          February 28 November 30
ASSETS                                                       1999       1998
                                                             ----       ----

CURRENT ASSETS
  Cash and cash equivalents                                $ 10,325   $ 13,681
  Receivables, less allowances                              127,312    144,844
  Inventories:
    Raw materials and supplies                               54,668     52,384
    Work in process                                          23,019     20,641
    Finished goods                                           16,718     15,848
                                                            -------    -------
                                                             94,405     88,873
  Prepaid expenses                                           10,927      8,338
  Deferred income taxes                                      10,851     10,851
                                                            -------    -------

        Total current assets                                253,820    266,587
                                                            -------    -------

PROPERTY, PLANT AND EQUIPMENT                               285,814    279,061
  Less accumulated depreciation                              39,126     30,524
                                                            -------    -------
        Net property, plant and equipment                   246,688    248,537
                                                            -------    -------


EXCESS OF ACQUIRED NET ASSETS OVER COST, net of
 accumulated amortization of $16,321 and
 $12,300, respectively                                      224,889    228,910
                                                            -------    -------


OTHER ASSETS                                                 73,483     72,293
                                                            -------    -------

        Total Assets                                       $798,880   $816,327
                                                            =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         $ 47,905   $ 50,307
  Long-term debt - current portion                           19,246     25,173
  Income taxes                                                2,365      6,282
  Other current liabilities                                  72,713     74,260
                                                            -------    -------
        Total current liabilities                           142,229    156,022

LONG-TERM DEBT - less current portion                       457,808    459,183

DEFERRED INCOME TAXES                                         7,743      8,304

OTHER LONG-TERM LIABILITIES                                  25,210     24,819
                                                            -------    -------

        Total Liabilities                                   632,990    648,328
                                                            -------    -------

11-3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE
 PREFERRED STOCK; authorized 50,000 shares; issued
 and outstanding 14,191 shares                               89,881     87,387
                                                            -------    -------

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                     February 28 November 30
                                                         1999        1998
                                                         ----        ----
SHAREHOLDERS' EQUITY
  Class A Common stock, authorized 625,001 shares,
    $.01 par value each; issued and outstanding
    625,001 shares                                           6             6

  Class B Common stock, authorized 374,999 shares,
    $.01 par value each; issued and outstanding
    374,999 shares                                           4             4

  Additional paid-in capital                            99,991        99,991
  Deficit                                              (25,378)      (21,746)
  Other comprehensive income                             1,386         2,357
                                                        ------        ------


        Total Shareholders' Equity                      76,009        80,612
                                                       -------       -------


        Total Liabilities and Shareholders' Equity    $798,880      $816,327
                                                      ========      ========


See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                              Three Months Ended  Three Months Ended
                                                   February 28       February 28
                                                      1999             1998
                                                      ----             ----
                                                                    Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $(1,138)        $     807
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization               14,826            12,822
         Changes in assets and liabilities,
           net of effect of divestitures:
            Receivables                               2,691            (3,681)
            Inventories                              (5,494)           (2,235)
            Accounts payable                         (2,442)           (2,787)
            Accrued liabilities                      (1,547)           (5,488)
            Other                                    (6,377)           (8,521)
                                                    --------          -------


              Net cash provided by (used in)
              operating activities                      519            (9,083)
                                                    --------          -------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of division                    12,400              -
   Capital expenditures                              (8,753)           (5,692)
   Other                                               (220)           (1,042)
                                                    --------          -------

               Net cash provided by (used in)
               investing activities                   3,427            (6,734)
                                                    --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                          -              445,000
   Reduction of long-term debt                      (10,977)         (250,000)
   Borrowings (repayments)under revolving
     credit agreement                                   805            79,100
   Redemption of common stock                          -             (446,638)
   Issuance of common stock                            -              100,001
   Issuance of preferred stock                         -               80,005
   Debt issuance cost                                  -              (26,062)
   Other                                              2,870              (360)
                                                    --------          -------
              Net cash used in
               financing activities                  (7,302)          (18,954)
                                                    --------          -------

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                   Three Months Ended  Three Months Months
                                                       February 28        February 28
                                                         1999                1998
                                                         ----                ----

                                                                         Predecessor
Net decrease in cash and cash equivalents               (3,356)            (34,771)

Cash and cash equivalents, beginning of period          13,681              53,739
                                                        ------             -------
Cash and cash equivalents, end of period               $10,325            $ 18,968
                                                        ======             =======

Supplemental cash flow information:                      1999                1998
                                                         ----                ----

  Cash paid during the three months ended February 28:
     Interest paid                                      $6,201              $ 6,390
     Income taxes paid (refunded), net                  $4,778              $(2,283)


See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.  BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

      The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included for the fiscal year ended November 30, 1998 presented in the Company's Form 10-K filed with the SEC on March 1, 1999.

      The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three months ended February 28, 1999 and 1998. (See Note B.) Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

      Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components.


B.  ACQUISITION OF THE COMPANY

      On February 24, 1998 ("Closing Date"), Eagle-Picher Industries, Inc. ("Subsidiary") was acquired by a subsidiary of Granaria Industries BV, Eagle-Picher Holdings, Inc. ("Company"), from the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust ("Trust") (the "Acquisition"). The Trust was established pursuant to the Subsidiary's Plan of Reorganization upon its emergence from bankruptcy. The Company's results of operations and cash flows approximate those of the Subsidiary, the operating entity. References will be to the Company except where it is more appropriate to specifically refer to the Subsidiary.

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

      The Acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities of the Company based on their respective fair values as determined primarily by independent appraisals. The excess of the purchase price over the assessed values of the net assets was allocated to excess of acquired net assets over cost. A vertical black line is shown in the consolidated financial statements to separate operations after the Acquisition from those prior to the Acquisition (which are also labeled "Predecessor") since such financial statements have not been prepared on a comparable basis.

C.  BASIC AND DILUTED EARNINGS PER SHARE

          The calculation of net income (loss) per share is based upon the average number of common shares outstanding, which was 1,000,000 and 9,600,071 in the three months ended February 28, 1999 and 1998, respectively. Prior to the Acquisition, 10,000,000 shares were outstanding. The net loss applicable to common shareholders represents the net loss increased by accumulated dividends on preferred stock of $2.5 million for the three months ended February 28, 1999. No potential common stock was outstanding during the three months ended February 28, 1999.

D.  SUPPLEMENTAL GUARANTOR INFORMATION

     Upon closing of the Acquisition, the Company's wholly-owned subsidiary, Eagle-Picher Industries, Inc. (the "Subsidiary") borrowed $225.0 million in term loans and $79.1 million in revolving credit loans under a syndicated senior secured loan facility ("Credit Agreement"), and issued $220.0 million in senior subordinated notes ("Subordinated Notes"). Both the Credit Agreement and the Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by the Company and certain of the Subsidiary's wholly-owned domestic subsidiaries ("Subsidiary Guarantors"). Management has determined that full financial statements and other disclosures concerning the Subsidiary or the Subsidiary Guarantors would not be material to investors and such financial statements are not presented. The following supplemental condensed combining financial statements present information regarding the Subsidiary, the Subsidiary Guarantors and the subsidiaries that did not guarantee the debt.

          The Subsidiary and the Subsidiary Guarantors are subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Indenture supporting the Subordinated Notes, both of which were filed with the Company's Form S-4 Registration Statement No. 333-49957 filed on April 11, 1998 and both of which were incorporated by reference to the Company's Form 10-K filed on March 1, 1999.

                           EAGLE-PICHER HOLDINGS,INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                      THREE MONTHS ENDED FEBRUARY 28, 1999


                                                              GUARANTORS
                                                    ------------------------------   NON-GUARANTORS
                                                     EAGLE-PICHER      SUBSIDIARY        FOREIGN
                                       ISSUER       HOLDINGS, INC.     GUARANTORS      SUBSIDIARIES      ELIMINATIONS       TOTAL
                                     ----------     --------------   --------------  ----------------  ----------------   ----------
                                                                                 (IN THOUSANDS OF DOLLARS)
Net Sales
   Customers                          $ 50,983         $   -            $116,749         $ 26,711         $   -            $194,443
   Intercompany                          3,112             -               2,634            1,879           (7,625)            -

Operating Costs and Expenses
   Cost of products sold
     (exclusive of depreciation)        40,406             -              94,740           24,260           (7,660)         151,746
   Selling and administrative           10,417             -               5,342            2,569              (64)          18,264
   Intercompany charges                 (2,357)            -               2,357              (65)              65             --
   Depreciation                          2,916             -               6,046            1,150             -              10,112
   Amortization of intangibles           1,385             -               2,393              242             -               4,020
   Loss on sale of assets                  (10)            -                 (12)             (12)            -                 (34)
                                      --------         --------         --------         --------         --------         --------
       Total                            52,757             -             110,866           28,144           (7,659)         184,108
                                      --------         --------         --------         --------         --------         --------

Operating Income                         1,338             -               8,517              446               34           10,335

Other Income (Expense)
   Interest expense                    (11,172)            -                -                (170)            -             (11,342)
   Other income (expense)                  147             -                  36              (14)            -                 169
   Equity in earnings of
    consolidated subsidiaries            5,844           (1,138)               6             -              (4,712)            --
                                      --------         --------         --------         --------         --------         --------

Income (Loss) Before Taxes              (3,843)          (1,138)           8,559              262           (4,678)            (838)

Income Taxes                            (2,677)            -               2,413              564             --                300
                                      --------         --------         --------         --------         --------         --------

Net Income (Loss)                     $ (1,166)        $ (1,138)        $  6,146         $   (302)        $ (4,678)        $ (1,138)
                                      ========         ========         ========         ========         ========         ========

                                       11

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                             AS OF FEBRUARY 28, 1999

                                                                           GUARANTORS
                                                              ---------------------------------  NON-GUARANTORS
                                                                 EAGLE-PICHER      SUBSIDIARY       FOREIGN
                                                 ISSUER         HOLDINGS, INC.     GUARANTORS      SUBSIDIARIES     ELIMINATIONS
                                               -----------    ----------------   --------------  --------------   ---------------
                                                                     (IN THOUSANDS OF DOLLARS)

ASSETS
Cash and cash equivalents                       $   4,730         $       1        $     872        $   4,677        $      45
Receivables, net                                   35,549              -              69,334           22,429             -
Intercompany accounts receivable                    3,142              -               4,078               27           (7,247)
Inventories                                        33,503              -              45,244           17,033           (1,375)
Prepaid expenses                                    4,654              -               4,700            1,573             -
Deferred income taxes                              10,851              -                -                -                -
                                                ---------         ---------        ---------        ---------        ---------
     Total current assets                          92,429                 1          124,228           45,739           (8,577)

Property, Plant and Equipment, net                 65,149              -             142,562           38,977             -

Investment in Subsidiaries                        128,423           164,503            6,422             -            (299,348)

Excess of Acquired Net Assets Over Cost, net       77,452              -             133,862           13,575             -

Other Assets                                       55,121              -              18,042              320             -
                                                ---------         ---------        ---------        ---------        ---------

     Total Assets                               $ 418,574         $ 164,504        $ 425,116        $  98,611        $(307,925)
                                                =========         =========        =========        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                $  11,754         $    -           $  24,547        $  11,604        $    -
Intercompany accounts payable                         104              -                  27            6,971           (7,102)
Long-term debt - current portion                   11,550              -                -               7,696             -
Income taxes                                        1,535              -                -                 830             -
Other current liabilities                          48,724              -              20,914            3,085              (10)
                                                ---------         ---------        ---------        ---------        ---------
     Total current liabilities                     73,667              -              45,488           30,186           (7,112)

Long-term Debt - less current portion             455,903              -                -               1,905             -

Deferred Income Taxes                               7,743              -                -                -                -

Other Long-Term Liabilities                        25,210              -                -                --               -
                                                ---------         ---------        ---------        ---------        ---------

     Total liabilities                            562,523              -              45,488           32,091           (7,112)

Intercompany Accounts                            (322,742)             -             305,649           30,806          (13,713)

11-3/4% Cumulative Redeemable
  Exchangeable Preferred Stock                       -               89,881             -                -                -

Shareholders' Equity                              178,793            74,623           73,979           35,714         (287,100)
                                                ---------         ---------        ---------        ---------        ---------

     Total Liabilities and Shareholders'
       Equity                                   $ 418,574         $ 164,504        $ 425,116        $  98,611        $(307,925)
                                                =========         =========        =========        =========        =========



                                                    TOTAL
                                                -------------


ASSETS
Cash and cash equivalents                         $  10,325
Receivables, net                                    127,312
Intercompany accounts receivable                       -
Inventories                                          94,405
Prepaid expenses                                     10,927
Deferred income taxes                                10,851
                                                  ---------
     Total current assets                           253,820

Property, Plant and Equipment, net                  246,688

Investment in Subsidiaries                             -

Excess of Acquired Net Assets Over Cost, net        224,889

Other Assets                                         73,483
                                                  ---------

     Total Assets                                 $ 798,880
                                                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                  $  47,905
Intercompany accounts payable                          -
Long-term debt - current portion                     19,246
Income taxes                                          2,365
Other current liabilities                            72,713
                                                  ---------
     Total current liabilities                      142,229

Long-term Debt - less current portion               457,808

Deferred Income Taxes                                 7,743

Other Long-Term Liabilities                          25,210
                                                  ---------

     Total liabilities                              632,990

Intercompany Accounts                                  -

11-3/4% Cumulative Redeemable
  Exchangeable Preferred Stock                       89,881

Shareholders' Equity                                 76,009
                                                  ---------

     Total Liabilities and Shareholders'
       Equity                                     $ 798,880
                                                  =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                      THREE MONTHS ENDED FEBRUARY 28, 1999

                                                                              GUARANTORS
                                                                    ------------------------------  NON-GUARANTORS
                                                                      EAGLE-PICHER     SUBSIDIARY       FOREIGN
                                                         ISSUER       HOLDINGS, INC.   GUARANTORS     SUBSIDIARIES    ELIMINATIONS
                                                       ----------   ----------------  -----------  ------------------ ------------
                                                                                      (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $ (1,166)       $ (1,138)       $  6,146        $   (302)       $ (4,678)
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Equity in earnings of consolidated subsidiaries         (5,844)          1,138              (6)           --             4,712
  Depreciation and amortization                            4,995            --             8,439           1,392            --
     Changes in assets and liabilities,
        net of effect of divestitures                     (4,711)           --            (5,751)         (3,062)            355
                                                        --------        --------        --------        --------        --------
     Net cash provided by (used in)
       operating activities                               (6,726)           --             8,828          (1,972)            389
                                                        --------        --------        --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of division                            12,400            --              --              --              --
Capital expenditures                                      (1,615)           --            (4,664)         (2,474)           --
Other                                                       (585)           --               (82)             90             357
                                                        --------        --------        --------        --------        --------
     Net cash provided by (used in)
       investing activities                               10,200            --            (4,746)         (2,384)            357
                                                        --------        --------        --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt                              (10,977)           --              --              --              --
Borrowings (repayments) on revolving
  credit agreement                                           805            --              --              --              --
Other                                                       --              --              --             2,870            --
                                                        --------        --------        --------        --------        --------
     Net cash provided by (used in)
       financing activities                              (10,172)           --              --             2,870            --
                                                        --------        --------        --------        --------        --------
Increase (decrease) in cash and
   cash equivalents                                       (6,698)           --             4,082          (1,486)            746

Intercompany accounts                                      3,964            --            (3,922)          1,038          (1,080)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                      7,464               1             712           5,125             379
                                                        --------        --------        --------        --------        --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                         $  4,730        $      1        $    872        $  4,677        $     45
                                                        ========        ========        ========        ========        ========

                                                                  TOTAL
                                                               -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $ (1,138)
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Equity in earnings of consolidated subsidiaries                   -
  Depreciation and amortization                                   14,826
     Changes in assets and liabilities,
        net of effect of divestitures                            (13,169)
                                                                --------

     Net cash provided by (used in)
       operating activities                                          519
                                                                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of division                                    12,400
Capital expenditures                                              (8,753)
Other                                                               (220)
                                                                --------
     Net cash provided by (used in)
       investing activities                                        3,427
                                                                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt                                      (10,977)
Borrowings (repayments) on revolving
  credit agreement                                                   805
Other                                                              2,870
                                                                --------

     Net cash provided by (used in)
       financing activities                                       (7,302)
                                                                --------

Increase (decrease) in cash and
   cash equivalents                                               (3,356)

Intercompany accounts                                               -

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                             13,681
                                                                --------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                 $ 10,325
                                                                ========

                           EAGLE-PICHER HOLDINGS, INC
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                             AS OF NOVEMBER 30, 1998

                                                                       GUARANTORS
                                                             --------------------------  NON-GUARANTORS
                                                             EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                                ISSUER       HOLDINGS, INC.  GUARANTORS    SUBSIDIARIES   ELIMINATIONS      TOTAL
                                              ----------   ---------------- ------------ ---------------  ------------   -----------
                                                                         (IN THOUSANDS OF DOLLARS)

ASSETS
Cash and cash equivalents                      $  7,464        $      1       $    712       $  5,125      $     379       $ 13,681
Receivables, net                                 52,197            -            70,418         22,229           -           144,844
Intercompany accounts receivable                  3,414            -             3,874            154         (7,442)           --
Inventories                                      30,755            -            43,708         15,785         (1,375)        88,873
Prepaid expenses                                  4,073            -             3,614            651           -             8,338
Deferred income taxes                            10,851            -              -              -              -            10,851
                                               --------        --------       --------       --------      ---------       ---------
     Total current assets                       108,754               1        122,326         43,944         (8,438)       266,587

Property, Plant and Equipment, net               66,500            -           143,872         38,165           -           248,537

Investment in Subsidiaries                      113,265         165,641          6,416           -          (285,322)           --

Excess of Assets Acquired Over Cost, net         78,838            -           136,253         13,819           -           228,910

Other Assets                                     54,187            -            17,675            431           -            72,293
                                               --------        --------       --------       --------      ---------       ---------

     Total Assets                              $421,544        $165,642       $426,542       $ 96,359      $(293,760)      $816,327
                                               ========        ========       ========       ========      =========       =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable                               $ 15,064        $   -          $ 24,648       $ 10,595      $    -          $ 50,307
Intercompany accounts payable                        85            -                16          7,561         (7,662)           --
Long-term debt - current portion                 18,777            -              -             6,396           -            25,173
Income taxes                                      5,296            -              -               986           -             6,282
Other current liabilities                        45,744            -            24,464          4,052           -            74,260
                                               --------        --------       --------       --------      ---------       ---------
     Total current liabilities                   84,966            -            49,128         29,590         (7,662)       156,022

Long-term Debt - less current portion           458,848            -              -               335           -           459,183

Deferred Income Taxes                             8,304            -              -              -              -             8,304

Other Long-Term Liabilities                      24,819            -              -              -              -            24,819
                                               --------        --------       --------       --------      ---------       ---------

     Total liabilities                          576,937            -            49,128         29,925         (7,662)       648,328

Intercompany Accounts                          (326,706)           -           309,571         29,768        (12,633)           --

11-3/4% Cumulative Exchangeable
  Preferred Stock                                  -             87,387           -              -              -            87,387

Shareholders' Equity                            171,313          78,255         67,843         36,666       (273,465)        80,612
                                               --------        --------       --------       --------      ---------       --------

     Total Liabilities and Shareholders'
       Equity                                  $421,544        $165,642       $426,542       $ 96,359      $(293,760)      $816,327
                                               ========        ========       ========       ========      =========       ========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                      THREE MONTHS ENDED FEBRUARY 28, 1998
                                  PREDECESSOR

                                                                    NON-GUARANTORS
                                                     SUBSIDIARY         FOREIGN
                                       ISSUER        GUARANTORS       SUBSIDIARIES     ELIMINATIONS         TOTAL
                                   ------------    -------------   ----------------  --------------     ------------
                                                               (IN THOUSANDS OF DOLLARS)
Net Sales
   Customers                         $  61,071        $ 123,181        $  21,590        $    --          $ 205,842
   Intercompany                          3,381            2,421            1,451           (7,253)            --

Operating Costs and Expenses
   Cost of products sold
     (exclusive of depreciation)        48,329          102,771           18,772           (7,076)         162,796
   Selling and administrative            9,673            5,167            2,301             --             17,141
   Management compensation               2,056             --               --               --              2,056
   Intercompany charges                 (2,172)           2,172             --               --               --
   Depreciation                          2,823            5,220              940             --              8,983
   Amortization of intangibles             765            3,064               10             --              3,839
                                     ---------        ---------        ---------        ---------        ---------
       Total                            61,474          118,394           22,023           (7,076)         194,815
                                     ---------        ---------        ---------        ---------        ---------

Operating Income (Loss)                  2,978            7,208            1,018             (177)          11,027

Other Income (Expense)
   Interest expense                     (6,844)            --                (96)            --             (6,940)
   Other income (expense)                  812              333             (325)            --                820
   Equity in earnings of
     consolidated subsidiaries           4,785             (270)            --             (4,515)            --
                                     ---------        ---------        ---------        ---------        ---------

Income (Loss) Before Taxes               1,731            7,271              597           (4,692)           4,907

Income Taxes                             1,083            2,486              531             --              4,100
                                     ---------        ---------        ---------        ---------        ---------

Net Income (Loss)                    $     648        $   4,785        $      66        $  (4,692)       $     807
                                     =========        =========        =========        =========        =========

                           EAGLE-PICHER HOLDINGS, INC
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THREE MONTHS ENDED FEBRUARY 28, 1998
                             PREDECESSOR

                                                                         GUARANTORS
                                                           ---------------------------------   NON-GUARANTORS
                                                             EAGLE-PICHER      SUBSIDIARY        FOREIGN
                                                ISSUER       HOLDINGS, INC.     GUARANTORS      SUBSIDIARIES      ELIMINATIONS
                                             -----------   ----------------   --------------   --------------  ----------------
                                                                                   (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $     648        $    -           $   4,785        $      66        $  (4,692)
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
     Equity in earnings of
       consolidated subsidiaries                 (4,785)            -                 270             -               4,515
     Depreciation and amortization                3,588             -               8,284              950             -
     Changes in assets and liabilities,
        net of effect of divestitures           (16,059)            -              (9,247)           2,019              575
                                              ---------        ---------        ---------        ---------        ---------

         Net cash provided by (used in)
           operating activities                 (16,608)            -               4,092            3,035              398
                                              ---------        ---------        ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Subsidiary                           -            (180,005)            -                -             180,005
Capital expenditures                             (2,300)            -              (1,833)          (1,559)            -
Other                                              (956)            -                  65             (846)             695
                                              ---------        ---------        ---------        ---------        ---------

         Net cash provided by (used in)
           investing activities                  (3,256)        (180,005)          (1,768)          (2,405)         180,700
                                              ---------        ---------        ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt                      445,000             -                -                -                -
Reduction of long-term debt                    (250,000)            -                -                -                -
Borrowings under revolving credit
  agreement                                      79,100             -                -                -                -
Redemption of common stock                     (446,638)            -                -                -                -
Issuance of common stock                        180,005          100,001             -                -            (180,005)
Issuance of preferred sock                         -              80,005             -                -                -
Debt issue cost                                 (26,062)            -                -                -                -
Other                                              -                -                -                (360)            -
                                              ---------        ---------        ---------        ---------        ---------

         Net cash provided by (used in)
           financing activities                 (18,595)         180,006             -                (360)        (180,005)
                                              ---------        ---------        ---------        ---------        ---------

Increase (decrease) in cash and
  cash equivalents                              (38,459)               1            2,324              270            1,093

Intercompany accounts                             1,740             -              (1,740)             899             (899)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            48,834             -                 561            4,344             --
                                              ---------        ---------        ---------        ---------        ---------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                               $  12,115        $       1        $   1,145        $   5,513        $     194
                                              =========        =========        =========        =========        =========



                                                TOTAL
                                             ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $     807
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
     Equity in earnings of
       consolidated subsidiaries                   -
     Depreciation and amortization               12,822
     Changes in assets and liabilities,
        net of effect of divestitures           (22,712)
                                              ---------

         Net cash provided by (used in)
           operating activities                  (9,083)
                                              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Subsidiary                           -
Capital expenditures                             (5,692)
Other                                            (1,042)
                                              ---------

         Net cash provided by (used in)
           investing activities                  (6,734)
                                              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt                      445,000
Reduction of long-term debt                    (250,000)
Borrowings under revolving credit
  agreement                                      79,100
Redemption of common stock                     (446,638)
Issuance of common stock                        100,001
Issuance of preferred sock                       80,005
Debt issue cost                                 (26,062)
Other                                              (360)
                                              ---------

         Net cash provided by (used in)
           financing activities                 (18,954)
                                              ---------

Increase (decrease) in cash and
  cash equivalents                              (34,771)

Intercompany accounts                              -

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            53,739
                                              ---------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                               $  18,968
                                              =========

E.  LEGAL MATTERS

          The United States Bankruptcy Court for the Southern District of Ohio, Western Division, and the United States District Court for the Southern District of Ohio jointly issued an order confirming a plan of reorganization for the Subsidiary and four Subsidiary Guarantors on November 18, 1996 (the "Confirmation Order"). The Unofficial Committee of Co-Defendants appealed the Confirmation Order, and the United States Circuit Court of Appeals for the Sixth Circuit affirmed the Confirmation Order and dismissed the subject appeal as moot. The Confirmation Order has not been appealed further and therefore became final and nonappealable as of March 23, 1999.

          For other information on legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

          In addition, the Company is involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal course of business. In management's opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect the Company's consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

         As a result of the Acquisition as of February 24, 1998, which was accounted for as a purchase, the Company's results of operations and financial position for periods after February 24, 1998 are not comparable to those of prior periods. The unaudited condensed consolidated statement of income (loss) as of February 28, 1998 includes results of operations from (1) December 1, 1997 through February 24, 1998 of the Predecessor Company and (2) February 25 through February 28, 1998 of the Company. In addition to the effects of the Acquisition, another factor affecting comparability of operations is the sale of the Trim Division in the fourth quarter in 1998.

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                          Three months ended      Three months ended
                                  February 28             February 28
                                    1999                    1998
                                    ----                    ----
                                       (In millions of dollars)

                                                         Predecessor
Net sales by segment:
  Automotive                      $103.7                  $103.8
  Machinery                         53.0                    64.4
  Industrial                        37.7                    37.6
                                   -----                   -----
    Total                         $194.4                  $205.8
                                   =====                   =====

EBITDA by segment:
  Automotive                      $ 15.7                  $ 15.2
  Machinery                          7.1                     7.8
  Industrial                         6.8                     6.8
  Corporate overhead                (4.5)                   (4.1)
                                   -----                   -----
                                  $ 25.1                  $ 25.7
                                   =====                   =====
    Total

         Net Sales. The Company's net sales were $194.4 million for the first quarter ended February 28, 1999, a decrease of $11.4 million or 5.5% from the comparable period of 1998. Included in the results of the first quarter of 1998 are sales of the Trim Division, which, if excluded, would result in a decrease in the Company's quarterly net sales of approximately 2.2%.

         The Automotive Group's net sales, excluding the Trim Division, increased 7.2%. A substantial portion of the increase was due to implementation of new programs in Europe at facilities manufacturing precision-machined components and multi-layer fuel transfer systems. Since the 1980's, original equipment manufacturers ("OEM's") such as Ford, GM and the Chrysler Corporation have been outsourcing an increasing percentage of their production requirements. OEM's benefit from outsourcing because outside suppliers generally have significantly lower cost structures and can assist in shortening development periods for new products. The Company expects to continue to benefit from the trend toward outsourcing. Net sales for the Machinery Group in the first quarter of 1999, decreased 17.7% due in part to the completion of a major satellite program early in 1998. Demand for industrial cleaning machinery is also down from the previous year. Increases in demand for wheel tractor scrapers were offset by decreases in shipments of heavy-duty forklift trucks. Net sales of Industrial Group products were unchanged in the first quarter of 1999 from the comparable period in 1998.

         Cost of Products Sold. Cost of products sold, which excludes depreciation expense, decreased $11.1 million or 6.8% in the first quarter of 1999 from the comparable period in 1998. Excluding the results of the Trim Division, as a percentage of sales, cost of products sold declined from 79.0% in the first quarter of 1998 to 78.1% in the first quarter of 1999. Reasons for this decline include improved performance at certain start-up operations, increased operating efficiencies, and changes in product mix in certain operations in the Machinery Group.

         Since the Company expects strong price pressure to continue across all product lines, particularly in the Automotive Group, the Company will continue to pursue productivity improvements and material cost reductions to mitigate such price pressure.

         Selling and Administrative. Selling and administrative expenses increased by $1.1 million or 6.6% in the quarter ended February 28, 1999 from the quarter ended February 28, 1998. Excluding the Trim Division, these expenses increased $1.8 million or 11.2% over the same time frame. Items contributing to this increase include management fees now payable to Granaria Holdings B.V. and a retention program for mid-level management.

         Depreciation and Amortization. Depreciation and amortization are not comparable for the three months ended February 28, 1999 and 1998 due to the differences in asset bases as a result of the Acquisition on February 24, 1998.

         EBITDA. The Company defines EBITDA as earnings before interest expense, income taxes, depreciation and amortization, certain one-time management compensation expenses, gain (loss) on sales of divisions and certain other non-cash charges. Due to the differences in the asset bases, it is preferable to compare EBITDA rather than operating income. EBITDA decreased from $25.7 million in the three months ended February 28, 1998 to $25.1 million for the same period in 1999 or 2.3%. After excluding the results of the Trim Division, EBITDA decreased .8%.

         EBITDA for the Automotive Group increased to $15.7 million in the first quarter of 1999 from $15.2 million in the same period in the prior year, or 3.3%. Excluding the results of the Trim Division, the increase was 6.1%. Increases in EBITDA due to modest volume increases at most divisions were somewhat offset by start-up costs associated with new multi-layer fuel transfer systems programs. In the Machinery Group, EBITDA declined from $7.8 million in the first quarter of 1998 to $7.1 million in the comparable period of 1999, or 9.0%. The decline in EBITDA is due to costs involved in moving production of forklift trucks to another facility during the quarter and to the decrease in volumes of industrial cleaning machinery. In the first quarters of 1999 and 1998, EBITDA for the Industrial Group was constant at $6.8 million.

         Interest Expense. Interest expense for the three months ended February 28, 1999 and 1998 was $11.3 million and $6.9 million, respectively. In 1998, interest expense included interest on the $250.0 million Subordinated Debentures held by the Trust, which were retired upon the Acquisition. In 1999, the increase in interest is attributable to debt issued in conjunction with the Acquisition which included $220.0 million in Subordinated Notes and borrowings against the Credit Facility which totaled $229.5 million at February 28.

FINANCIAL CONDITION

Operating Activities

     Cash provided by operating activities was $.5 million for the three months ended February 28, 1999 and consisted of the following:

                            (in millions of dollars)

         EBITDA                                               $25.1
         Income taxes paid                                     (4.8)
         Interest paid                                         (6.2)
         Working capital and other                            (13.6)
                                                              ------
                                                              $  .5
                                                              ======

         Income taxes paid relate to foreign taxes and Federal income tax payments for the tax period February 25, 1998 through November 30, 1998. Interest expense exceeded interest paid by $5.1 million primarily because the interest on the Subordinated Notes is due semiannually, March 1 and September 1. The first quarter of the year has historically been one where working capital increases substantially. Generally, accounts payable and accruals for items such as compensation are paid down in the first quarter of the year. In 1999, inventory increases primarily within the Machinery Group also contributed to the increases in working capital.

Investing Activities

         In December 1998, the Company received $12.4 million in cash relating to the sale of the Trim Division, which was effective as of October 31, 1998. Capital expenditures for the three months ended February 28, 1998 were $8.8. Besides a small expansion to a plant manufacturing bulk pharmaceuticals, these expenditures generally related to capital needed for new programs and maintenance. The Company anticipates capital expenditures will be approximately $32-34 million for the remaining nine months of 1999.

         In December 1998, the Company signed a letter of intent to acquire the stock of Charterhouse Automotive Group, Inc., a holding company whose only operating subsidiary is Carpenter Enterprises, Ltd. ("Carpenter"), a manufacturer of precision-machined automotive parts. Although the letter of intent has expired, the Company still expects to consummate the transaction in the second quarter of 1999 subject to various conditions. This acquisition is expected to expand both the Company's product lines and its customer base for precision-machined automotive products. The Company anticipates that the purchase price will be approximately $41.0 million in cash, which will be financed from the Company's revolving credit facility ("Facility"). In addition, it is expected that Carpenter will have approximately $32.0 million in debt at the time of closing, of which $20.0 million will be refinanced from the Facility and the remainder will be assumed. The acquisition will be accounted for as a purchase.



Financing Activities

         The Company repaid the revolving loans outstanding at November 30, 1998 of $19.8 million early in the first quarter, then borrowed $20.6 million in revolving loans toward the end of the quarter, in part to repay $11.0 due on the term loans, primarily a result of excess cash flow payments required under provisions of the Credit Agreement.

         As of February 28, 1999, letters of credit outstanding against the Facility were $38.3 million. This coupled with the $20.6 million in outstanding borrowings at February 28, 1998, leave the Company with available borrowing capacity of approximately $101.1 million. The Carpenter Acquisition will result in approximately $61.0 million in additional borrowings which will further reduce available borrowing capacity. The Company anticipates the sale of its Ross Aluminum Division will close late in the second quarter or early in the third quarter of 1999. The proceeds from this transaction, will reduce outstanding borrowing against the Facility. The European operations had $18.5 million of borrowing capacity at February 28, 1999.

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

         Due to the diverse nature of the Company's operations, each operating division has its own discrete computer systems. The Company currently has a Year 2000 program in place which includes a comprehensive review to identify the areas of concern in each of the systems affected by the Year 2000 issue and follows up with design and implementation of measures to address those issues. The Company is assessing its information technology systems such as business computing systems, end user computer systems and technical infrastructure, as well as embedded systems commonly found in manufacturing and service equipment, testing equipment and environmental operations. The assessments also include the Company's products and evaluation of the readiness of its suppliers and service providers.

         The Company's Year 2000 program involves a five step process applied to each of eight different application areas within each operation and at the Corporate level. The Company first inventories areas of potential risk based on comparison to guidelines published by the Automotive Industry Action Group. Each component identified in the inventory is then evaluated for its risk of failure and the impact of potential failure to the Company's operations and its customers. Once the risks are assessed, remediation is commenced. Options for remediation may include replacement, modification or continued use depending on information gathered during the inventory and assessment stages. The remediated system is then tested and reviewed before the determination is made as to the readiness of the system. A project committee meets regularly to review the status of the investigation into and resolution of Year 2000 issues.

         The Company's divisions have substantially completed the inventory and assessment phases and are working on remediation and testing. The Company expects that all divisions will have implemented initial remediation attempts and testing thereof by June 30, 1999. The final step of the program is review by the Company's outside consultant for Year 2000 readiness, a review that is ongoing. The Company maintains a record of its progress to date, and publishes reports for each of its domestic divisions on its web site at www.epcorp.com.

         The Company's remaining costs to remediate the Year 2000 problem are not expected to exceed $2.5 million. Of this amount, approximately $1.0 million will be spent in the form of capital for systems replacement and approximately $1.0 million will be incremental costs. The remaining costs relate to the redeployment of the Company's existing resources to assess and remediate the Year 2000 problem. Projects being deferred by this issue include items such as system enhancements that would improve performance or functionality. To date, the Company estimates it has spent approximately $3.0 million in assessing and remediating the Year 2000 problem, of which $1.0 million was for capital equipment, $1.2 million related to incremental costs.

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


RESTRICTIONS ON PAYMENT OF DIVIDENDS

         The Subsidiary and the Subsidiary Guarantors are subject to restrictions on the payment of dividends and other forms of payment in both the Credit Agreement and the Indenture for the Subordinated Notes. Those restrictions generally prohibit the payment of dividends to the Company either directly by the Subsidiary or indirectly through any Subsidiary Guarantor. Certain limited exceptions are provided allowing for payments to the Company. Specifically, the Subsidiary is authorized to make payments to the Company in amounts not in excess of any amounts the Company is required to pay to meet its consolidated income tax obligations. Additional payments from the Subsidiary to the Company are permitted commencing September 1,2003 in amounts not in excess of the Company's obligations to make any cash dividend payments required to be paid under the Company's Preferred Stock and to make any cash interest payments required to be paid under any debentures issued by the Company in exchange for the Company's Preferred Stock ("Exchange Debentures").


ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for gains and losses resulting from changes in fair value of a derivative depends on the its intended use and the resulting designation. The provisions of this statement are effective for the first quarter of the fiscal year ending November 30, 2000. The Company has not yet determined the impact this statement will have on its financial position or the results of its operations. The FASB has issued two additional pronouncements since June 1998, neither of which is applicable to the Company.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's term loan facility (the "Term Loan Facility") bears interest at a variable rate equal to either (a) the average daily rate on overnight U.S. federal funds transactions ("Federal Funds Rate"), or (b) the London Interbank Offered Rate shown on Telerate Page 3750 for the applicable interest period ("LIBOR"), plus, in either case, an applicable spread.

         On February 26, 1998, the Company entered into a three year interest rate swap agreement with its lead bank to partially hedge its interest rate risk on the Term Loan Facility. Under this agreement the Company pays a fixed rate of 5.805% on a notional amount of $150.0 million and receives LIBOR on that amount. This swap transaction effectively fixes the interest rate on $150.0 million of the Term Loan Facility at 5.805% plus the applicable spread for the duration of the interest rate swap.

         The remaining $58.8 million of the Term Loan Facility outstanding at February 28, 1999 bears interest at the variable rates described above. In addition, the Company has a revolving loan facility that had a balance of $20.6 million at February 28, 1999, which also bears interest at the variable rates described above. Accordingly, a 1% increase in an applicable index rate would result in additional interest expense of $.8 million per year assuming no change in the level of borrowing under the revolving loan facility.

         PART II. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:



27.1  Financial Data Schedule



(b) Reports on Form 8-K--None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER HOLDINGS, INC.



                                        /s/ Carroll D. Curless
                                       ------------------------
                                       Carroll D. Curless
                                       Vice President and Controller

                                       (Principal Financial Officer and
                                        Principal Accounting Officer)




DATE   March 31, 1999
       --------------

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       EAGLE-PICHER INDUSTRIES, INC.



                                        /s/ Carroll D. Curless
                                        ----------------------
                                       Carroll D. Curless
                                       Vice President and Controller

                                       (Principal Financial Officer and
                                        Principal Accounting Officer)




DATE   March 31, 1999
       --------------

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       DAISY PARTS, INC.



                                        /s/ Gary M. Freytag
                                        -------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)





DATE   March 31, 1999
       ---------------

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER DEVELOPMENT COMPANY, INC.





                                       /s/ Gary M. Freytag
                                       -----------------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)





DATE   March 31, 1999
       --------------

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       EAGLE-PICHER FAR EAST, INC.




                                       /s/ Gary M. Freytag
                                       ----------------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)





DATE   March 31, 1999
       --------------

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER FLUID SYSTEMS, INC.





                                       /s/ Gary M. Freytag
                                       -----------------------------
                                       Gary M. Freytag
                                       Treasurer
                                       (Principal Financial Officer)





DATE   March 31, 1999
       --------------

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER MINERALS, INC.





                                        /s/ Gary M. Freytag
                                        -------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)





DATE   March 31, 1999
       --------------

                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER TECHNOLOGIES, LLC





                                        /s/ J. D. Seller
                                        ----------------
                                       J. D. Seller
                                       Vice President, Controller
                                       and Chief Financial Officer




DATE   March 31, 1999
       --------------

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       HILLSDALE TOOL & MANUFACTURING CO.





                                       /s/ Gary M. Freytag
                                       -------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)





DATE   March 31, 1999
       --------------

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       MICHIGAN AUTOMOTIVE RESEARCH CORPORATION





                                        /s/ Terence J. Rhoades
                                        ----------------------
                                       Terence J. Rhoades
                                       Secretary and Treasurer
                                      (Principal Financial Officer)



DATE March 31, 1999
     --------------

                                    EXHIBIT INDEX
                                    -------------





Exhibit No.           Description
-----------           -----------



  27.1                Financial Data Schedule (submitted
                      electronically to the Securities
                      and Exchange Commission for its
                      information)