Form 10-K405/A
period 1998-11-30
EAGLE PICHER HOLDINGS INC; EAGLE PICHER INDUSTRIES INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER FLUID SYSTEMS INC; EAGLE PICHER MINERALS INC; HILLSIDE TOOL & MANUFACTURING CO; MICHIGAN AUTOMOTIVE RESEARCH CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 1999-06-28
CIK 1059364, 30927, 1059567, 1059568, 1059570, 1059571, 1059572, 1059573, 1059575, 1059576

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                      ---------------------------------------


                                    Form 10-K/A

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

                                  NO. 13-3989553


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

374,999 shares of Class B non-voting common capital stock, $.01 par value each, were outstanding at February 24, 1999.

                               TABLE OF CONTENTS

ITEM                                                                  PAGE
----                                                                  ----
                                  PART I
  1.    Business....................................................    3
  2.    Properties..................................................    8
  3.    Legal Proceedings...........................................    9
  4.    Submission of Matters to a Vote of Security Holders.........   14

                                 PART II
  5.    Market for the Registrant's Common Equity and Related          15
        Stockholder Matters.........................................
  6.    Selected Financial Data.....................................   15
  7.    Management's Discussion and Analysis of Results of             16
        Operations and Financial Condition..........................
 7a.    Quantitative and Qualitative Disclosures About Market          28
        Risk........................................................
  8.    Financial Statements........................................   30
  9.    Changes in and Disagreements with Accountants on Accounting    71
        and Financial Disclosure....................................

                                 PART III
 10.    Directors and Executive Officers of the Registrant..........   71
 11.    Executive Compensation......................................   73
 12.    Security Ownership of Certain Beneficial Owners and            80
        Management..................................................
 13.    Certain Relationships and Related Party Transactions........   81

                                 PART IV
 14.    Exhibits, Financial Statement Schedules and Reports on Form    82
        8-K.........................................................
        Signatures..................................................   85
        Exhibit Index...............................................   86

                                     PART I

ITEM 1. BUSINESS.

  General Development of Business

     Eagle-Picher Holdings, Inc. ("Company") was incorporated in 1997 by Granaria Industries B.V. under the laws of the State of Delaware as a vehicle to acquire Eagle-Picher Industries, Inc. ("Subsidiary"), an Ohio corporation, on February 24, 1998 from the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust ("PI Trust") for $702.5 million ("Acquisition").

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

DIVESTED DIVISIONS

     During the fiscal year ended November 30, 1997, the Company sold a number of divisions to fund repayment of notes issued during the reorganization process. These divisions were the Plastics Division, the Fabricon Products Division and the Transicoil Division. The Company received net cash proceeds of $39.0 million and the aggregate loss on these transactions was $2.4 million. In June 1997, the assets of the former Suspension Systems Division were contributed to a joint venture ("E-P-Boge") with Fichtel & Sachs Industries, Inc. ("F & S"). The Company maintained a 45% interest in E-P-Boge, however F & S exercised its option to purchase the Company's interest in E-P-Boge in November 1998 for $5.0 million. At the same time, the Company's $2.8 million note from E-P-Boge was repaid. The Company sold its Trim Division as of October 31, 1998 for $14.5 million, however the transaction was held in escrow until certain conditions were met in December 1998.

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

     The Subsidiary is undertaking closure and corrective actions under the Resource Conservation Recovery Act ("RCRA") at two of its current permitted hazardous waste facilities. At the Joplin, Missouri, facility, consistent with the requirements of its RCRA permit, the Subsidiary is investigating the nature and extent of contamination from two closed hazardous waste impoundments and over 100 former solid waste management units formerly in use during the 130-year operating history of this property. The Subsidiary's investigation has identified areas of soil and groundwater contamination or suspected contamination, certain of which likely will require the Subsidiary to undertake remedial activities. Following completion of its investigation, the Subsidiary, in conjunction with federal and state regulators, will determine what, if any, corrective actions are appropriate at this property. At the Colorado Springs, Colorado, facility, the Subsidiary has entered into a Compliance Order on Consent with the State of Colorado's Department of Public Health and Environment effective January 28, 1999 (the "Consent Order"). Pursuant to the Consent Order, the Subsidiary will complete the closure of four former hazardous waste impoundments and evaluate appropriate remedial actions to address contaminated groundwater and soil at and around the facility. The Subsidiary does not believe that it will be assessed any penalty in connection with the remediation of these sites, although there can be no assurance that one will not be imposed.

     The Company owned and operated a lead and zinc smelting facility, which was dismantled 1982, on the Galena property. The Galena property is located within the Tri-State mining district, formerly one of the largest lead and zinc fields in the world. The Tri-State mining district was actively worked from the mid-1800s until the 1960s and, as a result, soil, groundwater and surface waters have been significantly and adversely impacted. In the 1980s and early 1990s, the EPA addressed both surface contamination (including residential soil contamination) and groundwater contamination issues in the Tri-State mining district in the immediate vicinity of the Galena property. Under the Environmental Settlement, while the Company resolved all of its other liability under the Comprehensive Environmental Response, Compensation, and Liability Act associated with the Tri-State mining district, it specifically retained liability for the Galena property. Environmental impacts are likely at the Galena property as a result of the former smelter operation and from historic materials management practices on the Galena property. The EPA has not required remediation of the Galena property and the Company has no current expenses in connection with remedial activities at this property. However, the Company anticipates that certain investigations and remediation may be required at some point in the future. The Company does not believe that it will be assessed any penalty in connection with the remediation of this site, although there can be no assurance that one will not be imposed.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

                                [NOT APPLICABLE]

ITEM 6. SELECTED FINANCIAL DATA.


                                 NINE MONTHS    THREE MONTHS
                                    ENDED           ENDED
                                 NOVEMBER 30    FEBRUARY 28,
                                     1998           1998            1997            1996            1995            1994
                                 ------------   -------------   -------------   -------------   -------------   -------------
                                                PREDECESSOR A   PREDECESSOR A   PREDECESSOR B   PREDECESSOR B   PREDECESSOR B
                                                                         (UNAUDITED)
                                                         (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)
STATEMENT OF INCOME (LOSS):
Net sales (A)..................   $  645,984     $  205,842      $   906,077     $   891,287     $   848,548     $   756,741
Operating income (B)...........       15,470         11,027           45,558          62,106          63,087          58,281
Adjustment for asbestos
  litigation...................           --             --               --         502,197      (1,005,511)             --
Fresh-start revaluation (C)....           --             --               --         118,684              --              --
Interest expense...............      (36,313)        (6,940)         (31,261)         (3,083)(J)      (1,926)(J)      (1,809)(J)
Income (loss) before taxes,
  extraordinary items and
  accounting changes...........      (19,064)         4,907           14,046         674,656        (934,871)         53,749
Income (loss) before
  extraordinary items and
  accounting changes...........      (14,364)           807           (3,854)        622,086        (944,171)         48,749
Extraordinary items and
  accounting changes (D).......           --             --               --       1,524,305              --              --
Net income (loss)..............      (14,364)           807           (3,854)      2,146,391        (944,171)         48,749
Preferred stock dividends
  accreted.....................       (7,382)            --               --              --              --              --
Basic earnings (loss)
  applicable to common
  shareholders:
  Income (loss) applicable to
    common shareholders before
    extraordinary items and
    accounting change..........       (21.74)          0.08            (0.39)          56.34          (85.51)           4.42
  Extraordinary items and
    accounting changes.........           --             --               --          138.06              --              --
  Basic earnings (loss)
    applicable to common
    shareholders...............       (21.74)          0.08            (0.39)         194.40          (85.51)           4.42
Weighted average number of
  common shares outstanding....    1,000,000      9,600,071       10,000,000      11,040,932      11,040,932      11,040,932
Dividends per share............           --             --               --              --              --              --
BALANCE SHEET DATA (END OF
  PERIOD):
Total assets...................      816,327            N/A          746,881         848,880         580,073         521,107
Total long-term debt and
  redeemable preferred stock
  (F)..........................      571,743            N/A          273,397         386,439          20,628          21,622
OTHER DATA:
EBITDA (E).....................       87,436         26,969          104,080          94,931          94,193          85,676
Cash provided by (used in)
  operating activities.........       75,547         (9,083)         147,883          72,861          30,456          45,093
Cash used in investing
  activities...................      (16,618)        (6,734)         (13,827)        (41,770)        (28,713)        (34,087)
Cash used in financing
  activities...................      (64,216)       (18,954)        (113,042)         (3,198)         (1,019)         (2,974)
SELECTED RATIOS:
Earnings/fixed charges and
  preferred stock dividends
  (G)..........................          .41x(H)        1.69x           1.43x         173.50x(I)           --(I)        24.28x

---------------

(A) Includes net sales attributed to Divested Divisions of $18,600 in the nine months ended November 30, 1998, $7,076 in the three months ended February 28, 1998, $111,294 in 1997, $159,777 in 1996, $166,082 in 1995, and $157,009
    in 1994.

(B) Operating income is not indicative of trends as the results for the nine months ended November 30, 1998 (subsequent to the Acquisition) and those of both Predecessor A and Predecessor B were derived using different bases. (See Management's Discussion and Analysis -- Effects of the Acquisition and Reorganization on Operations and Financial Condition.)

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

(E) EBITDA is defined by the terms of the 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") and the Indenture for the
    9 3/8% Senior Subordinated Notes ("Indenture") as earnings before interest expense, income taxes, depreciation and amortization, certain one-time management compensation expenses, and other non-cash charges which includes gain (loss) on sale of divisions and reorganization items. EBITDA is presented because management believes it is an indicator of both a company's operating performance and its ability to service and incur debt. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income, as determined by Generally Accepted Accounting Principles ("GAAP"), as an indicator of the Company's operating performance, or to cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments. Includes EBITDA attributable to Divested Divisions of $446 in the nine months ended November 30, 1998, $(185) in the three months ended February 28, 1998, $4,302 in 1997, $5,543 in 1996, $11,252 in 1995 and
    $12,898 in 1994.

(F) Long-term debt of $62,000 in 1995 and 1994 was included in liabilities subject to compromise.

(G) For purposes of determining ratio of earnings to fixed charges and preferred stock dividends, "earnings" consist of income before provision (benefit) for income taxes, extraordinary items and accounting changes and fixed charges. "Fixed charges" consist of interest expense (including amortization of deferred financing costs) and approximately 30% of rental expense, representing that portion of rental expense deemed representative of the interest factor.

(H) Earnings were insufficient to cover fixed charges and preferred stock dividends for the nine months ended November 30, 1998 by $26,446.

(I) Such ratio of earnings to fixed charges and preferred stock dividends is not meaningful for 1996 because of significant reversals of asbestos litigation reserves and fresh start revaluation and is not meaningful for 1995 because of significant charges for asbestos litigation. Earnings were insufficient to cover fixed charges by $934,871 for the year ended November 30, 1995.

(J) Interest was not accrued on debt that was either unsecured or undersecured during the period the Company was in bankruptcy. Contractual interest was $9,889, $8,897 and $8,940 in 1996, 1995 and 1994, respectively.

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


RESULTS OF OPERATIONS



     The following table sets forth certain sales and operating data, net of all inter-segment transactions for the Company's businesses for the periods indicated. However, operating income amounts are not comparable, primarily due to the effects of the Acquisition and the Reorganization on the asset bases and depreciation and amortization. In addition, the results of the Divested Divisions and certain one-time management compensation expenses totaling $28.9 million in 1998 related to the Acquisition also affect comparability.



                                                 NINE MONTHS     THREE MONTHS       YEAR ENDED
                                                    ENDED           ENDED          NOVEMBER 30,
                                                 NOVEMBER 30,    FEBRUARY 28,    ----------------
                                                     1998            1998         1997      1996
              DOLLARS IN MILLIONS                ------------    ------------    ------    ------
Net Sales:
  Automotive...................................     $330.6          $103.7       $435.2    $439.6
  Machinery....................................      201.8            64.4        270.8     257.6
  Industrial...................................      113.6            37.7        200.1     194.1
                                                    ------          ------       ------    ------
          Total................................     $646.0          $205.8       $906.1    $891.3
                                                    ======          ======       ======    ======
Operating Income:
  Automotive...................................     $ 26.5          $  8.2       $ 29.7    $ 38.5
  Machinery....................................       19.5             5.4         20.0      22.5
  Industrial...................................       12.9             3.2         15.0      20.6
  Corporate....................................      (43.4)           (5.8)       (19.1)    (19.5)
                                                    ------          ------       ------    ------
          Total................................     $ 15.5          $ 11.0       $ 45.6    $ 62.1
                                                    ======          ======       ======    ======



1998 COMPARED TO 1997



     Net Sales. Sales for the nine months ended November 30, 1998 and the three months ended February 28, 1998 were $646.0 million and $205.8 million, respectively, (a total of $851.8 million) compared to $906.1 million for the year ended November 30, 1997, a decrease of 6.0% for the year. However, sales for the years ended November 30, 1998 and 1997 were $826.1 million and $794.8 million, respectively, or an increase of 3.9%, after excluding the Divested Divisions (Plastics, Transicoil, Fabricon Products, Trim, Suspension Systems and the Orthane Divisions). Net sales for the Automotive Group, excluding those of Divested Divisions, increased 11.6%. The increase in sales is due to a strong automotive build in North America and increased market penetration of precision-machined transmission and drive train components and multi-layer fuel transfer systems, many of which are used in light trucks, vans and sport utility vehicles, the popularity of which remains strong. Since the 1980's, original equipment manufacturers ("OEM's") such as the Ford Motor Company and the General Motors Corporation ("GM") have been outsourcing an increasing percentage of their production requirements. OEM's benefit from outsourcing because outside suppliers generally have significantly lower cost structures and can assist in shortening development periods for new products. The Company expects to continue to benefit from the trend toward outsourcing. In the Machinery Group, net sales increased 3.2%, excluding net sales of Divested Divisions. Increases in demand for construction equipment and parts and material handling equipment were partially offset by declines in demand for special purpose batteries as a major satellite project neared completion late last year. In the Industrial Group, net sales, excluding net sales of Divested Divisions, declined 11.3%. The decrease in sales is due primarily to the decreased sales of the metal germanium. Sales of germanium products have been affected by lower market prices which resulted from increased supplies, the completion of a major satellite project and the increased use of recycled germanium by the Company's customers. Customers have increased their recycling of germanium in response to sharp increases in germanium prices which took place in 1996. Revenues have declined since the Company has shifted more toward being a toll refiner of germanium rather than a buyer and seller of the material.

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


     Selling and Administrative. Selling and administrative expenses were $58.5 million and $17.1 million in the nine months ended November 30, 1998 and the three months ended February 28, 1998, respectively (a total of $75.6 million), compared to $77.1 million in 1997. Excluding the Divested Divisions, these expenses increased 5.1% from $69.4 million in 1997 to $72.9 million in 1998. Besides a general increase due to activity relating to increased sales volumes, items contributing to the increase of selling and administrative expenses include management fees now payable to Granaria Holdings B.V. and a long term incentive program for managers.



     Management Compensation -- Special. The special management compensation expense totaling $28.9 million in 1998 is a one-time item related to the Acquisition. See Executive Compensation.



     Depreciation. Depreciation was $29.9 million for the nine months ended November 30, 1998, $9.0 million for the three months ended February 28,1998 and $39.7 million for the year ended November 30, 1997. The 1998 and 1997 amounts are not comparable due to the differences in asset bases as a result of the Acquisition on February 24, 1998. According to purchase accounting, the basis of property, plant and equipment was adjusted to the fair value of such assets as of the date of the Acquisition. This adjustment resulted in depreciation of approximately $1.2 million greater in the nine months following the Acquisition than the Company would have incurred if the Acquisition had not taken place, $1.4 million greater excluding the effects of the Divested Divisions.



     Amortization. Amortization was $12.3 million for the nine months ended November 30, 1998, $3.8 million for the three months ended February 28, 1998 and $16.3 million for the year ended November 30, 1997. However, the 1998 and 1997 amounts are not comparable. Prior to the Acquisition, the Company was amortizing reorganization value in excess of amounts allocable to identifiable assets of $65.1 million over four years. In accordance with purchase accounting, this asset was not allocated a fair value in the Acquisition. The excess of acquired net assets over cost of $241.2 million, which resulted from the Acquisition, is being amortized over 15 years.



     Operating income. Operating income was $15.5 million for the nine months ended November 30, 1998 and $11.0 million for the three months ended February 28, 1998, a total of $26.5 million, and $45.6 million for the year ended November 30, 1997. This represents a decrease of 41.9%. However, as discussed previously, several items affect the comparability of results before and after the Acquisition including Management Compensation - Special totaling $28.9 million in 1998 and the difference in depreciation and amortization resulting from the difference in the bases of the assets. The results of the Divested Divisions and the aggregate loss on the sales of such divisions of $2.4 million in 1997 also affect comparability. If the items affecting comparability are excluded, operating income increased 18.4%.



     The majority of the increase in depreciation of $1.4 million resulting from the difference in asset bases affected the Machinery Group. While the amount of amortization of intangibles did not change substantially from year to year, a greater portion of the intangible asset associated with the Acquisition, the excess of net assets acquired over cost, was allocated to the Machinery Group than was the intangible asset associated with the Reorganization, which resulted in higher amortization for this group. The Industrial Group experienced less amortization due to the reallocation of the intangible assets. The Automotive Group was not significantly impacted by the reallocation.

     Operating income for the Automotive Group, after excluding the results of Divested Divisions, the gain (loss) on the sale of those divisions and the effects of the changes in depreciation and amortization, increased 10.6%. The increased sales volumes described above resulted in better absorption of fixed costs and operating income increased accordingly. These increases were slightly offset by the impact on divisions in the Automotive Group of the strike against GM in 1998. The Trim Division, which is one of the Divested Divisions, was impacted the most significantly by the strike. Operating income for the Machinery Group, excluding the results of Divested Divisions, the gain (loss) on the sale of those divisions and the effects of the changes in depreciation and amortization, increased 30.6%. Although volumes of special purpose batteries declined in 1998 as a large satellite project neared completion, a shift in product mix contributed to the increase in operating income. Other contributing factors include the increase in volumes at operations manufacturing construction and material handling equipment. Excluding the results of the Divested Divisions, the gain (loss) on those divisions and the effects of the changes in depreciation and amortization discussed above, the results of the Industrial Group were flat, despite a decline in the net sales of germanium products. Corporate items totaled $49.2 million, however, of that amount, $28.9 million related to special one-time management compensation. Excluding these items, corporate expenses were $20.3 million, a 6.3% increase over the year before. This increase is due in part to the management fees to Granaria Holdings B.V. and a long-term incentive program for managers which was implemented after the Acquisition.



     Interest Expense. Interest expense was $36.3 million in the nine months ended November 30, 1998 and $6.9 million in the three months ended February 28, 1998 (a total of $43.2 million) as compared to $31.3 million in 1997. The increase is due to the increased debt related to the Acquisition as discussed above.



     Income Taxes (Benefit). Income taxes (benefit) for the nine months ended November 30, 1998, the three months ended February 28, 1998 and the year ended November 30, 1997 were $(4.7) million, $4.1 million and $17.9 million, respectively. However, these amounts and the effective tax rates are not comparable due to the impact of the Acquisition. The amortization of the reorganization value in excess of amounts allocable to identifiable assets was not deductible for tax purposes, however, a substantial portion of the amortization of the excess of acquired net assets over cost is deductible for tax purposes.



     Net Income (Loss). Net income (loss) for the nine months ended November 30, 1998, the three months ended February 28, 1998 and the year ended November 30, 1997 was $(14.4) million, $0.8 million and $(3.9) million, respectively. However, net income has been significantly impacted by the effect of the Acquisition in 1998. Items affecting the comparability of net income (loss) in 1998 and 1997 include depreciation and amortization, interest expense, income taxes (benefit) and the management compensation - special in 1998. Net income before depreciation and amortization, interest expense and income taxes and management compensation - special was $113.0 million in 1998 and $101.3 million in 1997.



     The net loss applicable to common shareholders was increased by $7.4 million in the nine months ended November 30, 1998 for preferred stock dividends accreted. Since the Preferred Stock was issued upon the Acquisition, net income
(loss) for prior periods is not impacted.



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


     Depreciation. Depreciation was $39.7 million in 1997 and $30.4 million 1996. The 1997 and 1996 amounts are not comparable due to the differences in asset bases as a result of the implementation of fresh-start accounting upon the Reorganization on November 29, 1996. According to fresh-start accounting, the basis of property, plant and equipment was adjusted to the fair value of such assets as of the date of the Reorganization. This adjustment resulted in greater depreciation in 1997 of approximately $9.8 million.



     Amortization. Amortization was $16.3 million in 1997 and $0.4 million in 1996. The 1997 and 1996 amounts are not comparable due to the Reorganization. In accordance with fresh-start accounting, the Company had an intangible asset representing the reorganization value in excess of amounts allocable to identifiable assets of $65.1 million. This amount was being amortized over four years. All existing goodwill at the date of the Reorganization was not assigned a fair value.



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



     Operating Income. Operating income was $45.6 million for the year ended November 30, 1997 and $62.1 million for the year ended November 30, 1996. This represents a decrease of 26.6%. However, as discussed previously, the difference in depreciation and amortization resulting from the difference in the bases of the assets due to the Reorganization, the results of the Divested Divisions and the aggregate loss on the sales of such divisions of $2.4 million in 1997 affect comparability. If the items affecting comparability are excluded, operating income increased 18.2%.



     Operating income for the Automotive Group, after excluding the results of Divested Divisions, the gain (loss) on the sale of those divisions and the increase in depreciation and amortization, increased 6.8%. The increased sales volumes described above resulted in better absorption of fixed costs and operating income increased accordingly. Currency exchange differences offset volume gains in the European operations, therefore, the results of these operations appeared relatively flat. Operating income for the Machinery Group, excluding the results of Divested Divisions, the gain (loss) on the sale of those divisions and the increase in depreciation and amortization, increased 21.3%. The increased sales volumes of batteries accounted for the majority of this increase. Although sales of heavy-duty forklift trucks and construction machinery were flat, operations manufacturing these items posted operating gains due to increased efficiencies. Excluding the results of the Divested Divisions, the gain (loss) on those divisions and the effects of the changes in depreciation and amortization discussed above, the results of the Industrial Group increased 18.9%, due primarily to the strength of demand for germanium products. The price of germanium itself stabilized in 1997 after increasing sharply in 1996. In addition, the operation that processes diatomaceous earth products had increased operating income due to non-recurring charges taken in 1996.

     Interest Expense. Interest expense increased by $28.2 million from $3.1 million in fiscal year 1996 to $31.3 million in 1997 for reasons discussed above related to the effects of the Reorganization on the Company's results.



     Income Taxes (Benefit). Income taxes (benefit) for the years ended November 30, 1997 and 1996 were $17.9 million and $52.6 million, respectively. However, these amounts are not comparable due to the impact of the Reorganization and the adjustment for asbestos litigation in 1996. The income tax expense in 1996 included a provision for income taxes on the effects of the fresh start revaluation, which was $118.7 million.



     Net Income (Loss). Net income (loss) for the years ended November 30, 1997 and 1996 was $(3.9) million and $2,146 million. Asbestos related claims and items related to bankruptcy and emergence therefrom ("Reorganization Items") increased the Company's net income by $2,139.8 million in 1996. Other items affecting the comparability of net income (loss) include the cumulative effect of the change in accounting for inventories in 1996, depreciation and amortization, interest expense and income taxes (benefit) as previously discussed. In 1997, depreciation and amortization resulting from the Reorganization were approximately $26.1 million, interest expense was $31.3 million and income taxes were $17.9 million. Net income excluding these items was $71.4 million. In 1996, in addition to the Reorganization Items of $2,139.8 million, the cumulative effect of the change in accounting was $(1.2) million, amortization relating to previous goodwill was $0.4 million, interest expense was $3.1 million and income taxes were $52.6 million. Net income before these items was $63.9 million.



  Financial Condition



EBITDA



     The Company's EBITDA is defined by the terms of the Preferred Stock and the Indenture as earnings before interest expense, income taxes, depreciation and amortization, certain one-time management compensation items and other non-cash charges, such as reorganization items and the loss on the sale of divisions. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or to cash flows from operating activities, as determined by generally accepted accounting principles, as a measure of the Company's operating performance or liquidity, respectively. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments.



     EBITDA was $114.4 million, $104.1 million and $94.9 million in 1998, 1997 and 1996, respectively. Excluding the Divested Divisions, EBITDA was $114.1 million, $99.9 million and $89.4 million in 1998, 1997 and 1996. The increase in EBITDA of 14.2% (excluding the Divested Divisions) from 1997 to 1998 was due primarily to better sales volumes of certain automotive products and construction and material handling equipment and a better product mix in the operation manufacturing special-purpose batteries. The increase in EBITDA of 11.7% (excluding Divested Divisions) from 1996 to 1997 resulted primarily from increased volumes of certain automotive products and batteries, strong demand for germanium products and increased operating efficiencies at operations making construction and material handling equipment.


OPERATING ACTIVITIES


     Cash flows provided by operations in the nine months ended November 30, 1998 were $75.5 million and cash flows used in operations in the three months ended February 28, 1998 were $9.1 million, for a net total of cash provided from operations of $66.4 million in 1998. Comparable amounts in 1997 and 1996 were $147.9 million and $72.9 million, respectively. In 1997, $69.1 million of the $147.9 million resulted from the tax refund due to NOL carrybacks previously discussed. Cash flows provided by operations in 1997, excluding the tax refund, were $78.8 million.



     Operating income was $15.5 million in the nine months November 30, 1998, $11.0 million in the three months ended February 28, 1998 (totaling $26.5 million in 1998), $45.6 million in 1997 and $62.1 million in

1996. The following table sets forth a reconciliation of operating income to cash provided by (used in) operations for the years ended November 30:



                 (DOLLARS IN MILLIONS)                     1998      1997     1996
                 ---------------------                    ------    ------    -----
Operating income........................................  $ 26.5    $ 45.6    $62.1
Depreciation and amortization, excluding amortization of
  deferred financing costs..............................    55.0      56.0     30.7
Other income............................................     2.6       (.3)     1.3
Loss on sale of divisions...............................      --       2.4       --
Interest paid...........................................   (35.3)    (31.0)    (2.8)
Income taxes paid -- net................................    (3.1)     (4.3)   (17.3)
Proceeds from insurance settlements.....................    14.8        --       --
Working capital and other...............................     5.9      10.4     (1.1)
                                                          ------    ------    -----
Cash provided by operating activities (net of tax refund
  in 1997)..............................................  $ 66.4    $ 78.8    $72.9
                                                          ======    ======    =====



     Interest paid increased in 1997 due to the Reorganization and in 1998 due to the Acquisition as previously discussed. Income taxes paid declined in 1997 due to the NOL's resulting from the Reorganization that were available to reduce taxable income as previously discussed. These NOL's were available only through the Acquisition date in 1998 and are not available to the Company on a going forward basis. The proceeds from insurance settlements in 1998 related to contingent assets at the time of the Acquisition which were recognized as adjustments to excess of acquired net assets over cost when realized. In 1998, the increase in cash provided by operating activities attributable to working capital was due primarily to the use of cash in an employee benefits trust to pay for such benefits, rather than using the Company's cash. This resulted in a decrease in the use of cash to the Company of approximately $8.0 million. The difference is attributable to increases in working capital due to growth of the business. In 1997, the increase in cash provided by operating activities attributable to working capital was due to certain divisions being able to negotiate better terms on their accounts payable after emerging from bankruptcy.


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

     The Company sold its Trim Division as of October 31, 1998, however the transaction remained in escrow until certain conditions were met in December 1998. At that time, the Company received $12.4 million cash and a $2.1 million note due in 2000 which is secured by a first mortgage on the real estate. In 1997, The Company contributed the assets of its former Suspension Systems Division to Eagle-Picher-Boge, L.L.C., a joint venture in which the Company had a 45% interest, and received a note from the joint venture in the amount of $2.8 million. In 1998, the majority partner exercised its option to purchase the Company's interest in the joint venture. At that time, the note was also repaid resulting in proceeds totaling $7.9 million. The Company sold the Plastics, Fabricon Products and the Transicoil Divisions in 1997. The net cash proceeds of these transactions, totaled $39.0 million. The injection molding operations of the Orthane Division were sold in 1996 for $4.2 million.

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


EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS



     Earnings to fixed charges and preferred stock dividends were .58x, and 1.43x for the years ended November 30, 1998 and 1997, respectively and the earnings were insufficient to cover fixed charges and preferred stock dividends by $21.5 million for the year ended November 30, 1998. However, the management compensation -- special of $28.9 million in 1998 is a one-time item relating to the Acquisition. If this item were excluded, earnings would have been sufficient to cover fixed charges and preferred stock dividends. Excluding the management compensation -- special and the preferred stock dividends that resulted from the Acquisition in 1998, the earnings to fixed charges would have been 1.33x.



     Earnings to fixed charges and preferred stock dividends were 1.43x and 173.50x for the years ended November 30, 1997 and 1996, respectively, however such ratio is not meaningful for 1996 because of significant reversals of asbestos litigation reserves and the fresh start revaluation. In addition, interest expense was not accrued in 1996 on debt that was either unsecured or undersecured in accordance with SOP 90-7.


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


     The Acquisition was accounted for as a purchase. The purchase price has been allocated to the assets and liabilities of the Company based on their respective fair values as determined primarily by independent appraisals. The excess of the purchase price over the assessed values of the net assets was allocated to Excess of Acquired Net Assets Over Cost and is being amortized over 15 years. If it becomes apparent that additional purchase price allocations are necessary, such adjustments would be made before February 24, 1999. It is not expected that additional adjustments would be material. Due to the Acquisition and purchase accounting, the consolidated financial statements relating to operations after the Acquisition are not comparable to those relating to operations prior to the Acquisition. Accordingly, periods prior to the Acquisition are labeled with certain "Predecessor" designations, as described below.


  Reporting for Reorganization


     The Subsidiary accounted for all transactions related to its chapter 11 proceedings and reorganization in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (See Note C). The Subsidiary emerged from reorganization November 29, 1996 ("Effective Date") and, in accordance with SOP 90-7, adopted fresh-start reporting. Fresh-start reporting requires valuation of assets and liabilities at fair value and valuation of equity based on the appraised reorganization value of the ongoing business, which resulted in a fresh-start revaluation gain of $118,684 in 1996. The adjustments to reflect the Subsidiary's emergence from bankruptcy and fresh-start reporting have been reflected in the accompanying consolidated financial statements. As a result, the consolidated financial statements relating to post-emergence operations are not comparable to those prior to November 29, 1996. Accordingly, the consolidated financial statements for the periods prior to the Acquisition but subsequent to the Effective Date are labeled "Predecessor A" to indicate they were prepared after adopting fresh-start reporting. The consolidated financial statements for the year ended November 30, 1996 are labeled "Predecessor B."


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

  Revenue Recognition

     Sales are recognized primarily upon shipment of products except for a division of the Company that sells products under contracts and subcontracts with various United States Government agencies and aerospace and defense contractors. On cost-reimbursable contracts, sales are recognized as costs are incurred and include a

                          EAGLE-PICHER HOLDINGS, INC.

portion of the total estimated earnings to be realized in the ratio that costs incurred relate to total estimated costs. On fixed-price contracts, sales are recognized using the percentage of completion method, when deliveries are made or upon completion of specified tasks. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion.

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

                          EAGLE-PICHER HOLDINGS, INC.

     The Company's foreign operations are located primarily in Europe and also in Mexico. Intercompany transactions with foreign operations are made at established transfer prices. Information regarding the Company's domestic and foreign sales, operating income and identifiable assets follows:


                                                                         TRANSFER SALES/
                                              UNITED STATES   FOREIGN     ELIMINATIONS      CONSOLIDATED
                                              -------------   -------    ---------------    ------------
NINE MONTHS ENDED NOVEMBER 30, 1998
Sales.......................................    $585,664      $80,953       $(20,633)         $645,984
                                                ========      =======       ========          ========
Operating income............................    $ 13,939      $ 1,419       $    112          $ 15,470
                                                ========      =======       ========          ========
Identifiable assets.........................    $773,926      $96,359       $(53,958)         $816,327
                                                ========      =======       ========          ========
--------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED FEBRUARY 28, 1998
Predecessor A
Sales.......................................    $189,305      $23,041       $ (6,504)         $205,842
                                                ========      =======       ========          ========
Operating income............................    $ 10,186      $ 1,018       $   (177)         $ 11,027
                                                ========      =======       ========          ========
Identifiable assets.........................         N/A          N/A            N/A               N/A
                                                ========      =======       ========          ========
Year Ended November 30, 1997
Predecessor A
Sales.......................................    $842,195      $88,614       $(24,732)         $906,077
                                                ========      =======       ========          ========
Operating income............................    $ 39,744      $ 6,071       $   (257)         $ 45,558
                                                ========      =======       ========          ========
Identifiable................................    $698,444      $74,477       $(26,040)         $746,881
                                                ========      =======       ========          ========
--------------------------------------------------------------------------------------------------------
Year Ended November 30, 1996
Predecessor B
Sales.......................................    $830,013      $83,991       $(22,717)         $891,287
                                                ========      =======       ========          ========
Operating income............................    $ 54,139      $ 8,240       $   (273)         $ 62,106
                                                ========      =======       ========          ========
Identifiable assets.........................    $807,508      $63,843       $(22,471)         $848,880
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


     In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor Company as of November 30, 1998, and the results of its operations and its cash flows for the nine month period then ended, in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company consolidated financial statements under fresh-start accounting referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of November 30, 1997, and the results of its operations and its cash flows for the year ended November 30, 1997, and the three months ended February 28, 1998, in conformity with generally accepted accounting principles.


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

     Dr. Wiedeking was appointed as a Director of the Company and the Subsidiary in January 1999. He has been the Chairman of the Board of Porsche AG since 1993 where he is also President and Chief Executive Officer.

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

     Mr. Wickens has been Senior Vice President of the Company since the Acquisition and has been Senior Vice President of the Subsidiary since September 1998. Prior to that time, beginning in December 1994, he was the Subsidiary's Senior Vice President-Automotive. From 1990 until December 1994, he was Division President of the Subsidiary's Hillsdale Tool & Manufacturing Co. Mr. Wickens joined the Subsidiary in 1976 as a management trainee with the Subsidiary's former Fabricon Automotive Division, and was promoted to Plant

Manager, Vice President and then President of Fabricon Automotive. Subsequently, Mr. Wickens served as President of the Subsidiary's Wolverine Gasket Division and then as Vice President of the Subsidiary's Automotive Group.

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

(2) The amounts in this column represent the dollar value of restricted stock awards granted to the Named Executive Officers during fiscal 1998 under the Company's Incentive Stock Plan (as described below), of shares of Class A Common Stock of the Company. Such awards were originally subject to periods of vesting but, pursuant to an amendment to the Incentive Stock Plan, all of such awards were fully vested on or before November 19, 1998 (see "-- Incentive Stock Plan," below). The amounts in this column, which comprise the entire aggregate holdings of each of the Named Executive Officers, represent the following numbers of shares: Mr. Ruijssenaars, 30,000 shares; Mr. Wickens, 10,000 shares; Mr. Aslanian, 6,250 shares; Mr. Curless, 5,000 shares; Mr. Krall, 1,250 shares; and Mr. Hall, 5,000 shares. The total aggregate dollar value of all stock awards under the Incentive Stock Plan is $4,651,500, which represents a total of 83,500 shares, all of which were fully vested on or before November 19, 1998. The EP Management Trust holds as of February 24, 1999, 9,250 unawarded shares of the Company's Class A Common Stock. (See Note K to the Company's Consolidated Financial Statements at Item 8.) Dividends on the restricted stock, if any are declared, would be payable on the restricted stock. The Company, however, has no obligation to declare dividends and, pursuant to the terms of the Company's Preferred Stock, certain restrictions exist on the Company's ability to declare dividends on the Class A Common Stock.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


 (a) 1.     All Financial Statements:
            --   Financial Statements -- Included in Item 8 in this Report
            --   Independent Auditors' Report -- Included in Item 8 in this
                 Report
     2.     Financial Statement Schedules
            --   None
     3.     Exhibits (numbers keyed to Item 601, Regulation S-K)
     2.1    --   Third Amended Plan of Reorganization of Eagle-Picher
                 Industries, Inc. (the "Subsidiary")(1)
     2.2    --   Exhibits to Third Amended Plan of Reorganization of the
                 Subsidiary(1)
     3.1    --   Articles of Incorporation of the Subsidiary, as amended(1)
     3.2    --   Regulations of the Subsidiary(1)
     3.3    --   Amended and Restated Certificate of Incorporation of
                 Eagle-Picher Holdings, Inc.(1)
     3.4    --   Bylaws of Eagle-Picher Holdings, Inc.(1)
     4.1    --   Indenture, dated as of February 24, 1998, between the
                 Subsidiary, Eagle-Picher Holdings, Inc. as a Guarantor, the
                 subsidiary guarantors, Daisy Parts, Inc. Eagle-Picher
                 Development Company, Inc., Eagle-Picher Far East, Inc.,
                 Eagle-Picher Fluid Systems, Inc., Eagle-Picher Minerals,
                 Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool &
                 Manufacturing Co., Michigan Automotive Research Corporation
                 (together, the "Subsidiary Guarantors" or the "Domestic
                 Subsidiaries"), and The Bank of New York as Trustee (the
                 "Trustee")(1)
     4.2    --   Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939(1)
     4.3    --   First Supplemental Indenture dated as of February 24, 1998, between the Subsidiary and the Trustee(1)
     4.4    --   Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1 to the Registration Statement)(1)
     4.5    --   Certified Copy of the Certificate of Designations,
                 Preferences and Rights of 11 3/4% Series A Cumulative
                 Redeemable Exchangeable Preferred Stock and 11 3/4% Series B
                 Cumulative Redeemable Exchangeable Preferred Stock of
                 Registrant(1)
     4.6    --   Form of Certificate and Global Share of 11 3/4% Series A
                 Cumulative Redeemable Exchangeable Preferred Stock and
                 11 3/4% Series B Cumulative Redeemable Exchangeable
                 Preferred Stock (attached as Exhibit A to the Certificate of
                 Designations filed as Exhibit 4.5)(1)
     4.7    --   Form of Exchange Debentures Indenture relating to 11 3/4%
                 Exchange Debentures Due 2008 of the Company(1)
     4.8    --   Cross Reference Table showing the location in the Exchange
                 Debentures Indenture of the provisions of Sections 310
                 through 318(a), inclusive, of the Trust Indenture Act of
                 1939(1)
     4.9    --   Form of 11 3/4% Exchange Debenture due 2008 (attached as
                 Exhibit A to the Exchange Debentures Indenture filed as
                 Exhibit 4.7)(1)
     9.1    --   Voting Trust Agreement dated November 16, 1998 with owners of Class A (Voting) Common Stock of the Parent(4)
    10.1    --   Merger Agreement, dated as of December 23, 1997, among the
                 Subsidiary, the Eagle-Picher Industries, Inc. Personal
                 Injury Settlement Trust, Eagle-Picher Holdings, Inc. and E-P
                 Acquisition, Inc.(1)
    10.2    --   Amendment No. 1 to the Merger Agreement, dated as of
                 February 23, 1998, among the Subsidiary, the Eagle-Picher
                 Industries, Inc. Personal Injury Settlement Trust,
                 Eagle-Picher Holdings, Inc. and E-P Acquisition, Inc.(1)
    10.3    --   Supplemental Executive Retirement Plan of the Subsidiary(2)
    10.4    --   Notes Purchase Agreement, dated February 19, 1998, among E-P
                 Acquisition, Inc. the Subsidiary, Eagle-Picher Holdings, SBC
                 Warburg Dillon Read and ABN AMRO Incorporated(1)
    10.5    --   Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between the Subsidiary and the
                 Subsidiary Guarantors(1)

    10.6    --   Registration Rights Agreement, dated as of February 24,
                 1998, between E-P Acquisition, SBC Warburg Dillon Read and
                 ABN AMRO Incorporated(1)
    10.7    --   Assumption Agreement for the Registration Rights Agreement,
                 dated as of February 24, 1998, of the Subsidiary(1)
    10.8    --   Credit Agreement, dated as of February 19, 1998, among E-P
                 Acquisition, Inc. (merged with and into the Subsidiary),
                 Various Lenders from time to time party thereto, ABN AMRO
                 Bank N.V., as Agent (the "Agent"), PNC Bank, National
                 Association, as Documentation Agent and DLJ Capital Funding,
                 Inc., as Syndication Agent(1)
    10.9    --   Assumption Agreement dated as of February 24, 1998, between the Subsidiary and the Agent(1)
    10.10   --   Security Agreement, dated as of February 24, 1998, among the
                 Subsidiary, the Agent and the Domestic Subsidiaries(1)
    10.11   --   Holdings Pledge Agreement, dated as of February 24, 1998,
                 between Eagle-Picher Holdings, Inc. and the Agent(1)
    10.12   --   Borrower and Subsidiary Pledge Agreement, dated as of
                 February 24, 1998, among the Subsidiary, E-P Development,
                 E-P Minerals and the Agent(1)
    10.13   --   Holdings Guaranty Agreement, dated as of February 24, 1998, by Eagle-Picher Holdings, Inc., accepted and agreed by the
                 Agent(1)
    10.14   --   Subsidiary Guaranty Agreement, dated as of February 24,
                 1998, by the Domestic Subsidiaries, accepted and agreed by the Agent(1)
    10.15   --   Trademark Collateral Agreement, dated February 24, 1998,
                 between the Subsidiary and the Agent(1)
    10.16   --   Patent Collateral Agreement, dated February 24, 1998,
                 between the Subsidiary and the Agent(1)
    10.17   --   Copyright Collateral Agreement, dated February 24, 1998,
                 between the Subsidiary and the Agent(1)
    10.18   --   Subordination Agreement, dated as of February 24, 1998,
                 among E-P Acquisition, Inc., the Subsidiary and the Domestic
                 Subsidiaries(2)
    10.19   --   Management Agreement dated as of February 24, 1998 between the Subsidiary and Granaria Holdings B.V.(1)
    10.20   --   Eagle-Picher Management Trust made February 17, 1998, among
                 Granaria Industries B.V. and Thomas E. Petry, Andries
                 Ruijssenaars and Joel Wyler as trustees (the "E-P Management
                 Trust")(2)
    10.21   --   Incentive Stock Plan of Eagle-Picher Industries, Inc.,
                 effective as of February 25, 1998(2)
    10.22   --   Employment Agreements dated November 29, 1996 between
                 Registrant and each Named Executive Officer as defined in
                 the Subsidiary's Form S-4 filed in 1998, as amended (Messrs.
                 Petry, Ruijssenaars, Hall, Wickens, Curless and Ralston)(2)
    10.23   --   Amendments dated August 5, 1997 to Employment Agreements
                 between the Subsidiary and each Named Executive Officer as defined in the Subsidiary's Form S-4(2)
    10.24   --   Sales Incentive Program of the Subsidiary(2)
    10.25   --   Letter Agreements dated August 5, 1997 between the
                 Subsidiary and each Named Executive Officer as defined in
                 the Subsidiary's Form S-4 regarding Short Term Sale
                 Program(2)
    10.26   --   Letter Agreement dated September 12, 1997 between the
                 Subsidiary and Carroll D. Curless regarding Sale Incentive
                 Bonus(2)
    10.27   --   Letter Agreements dated February 18, 1998 between the
                 Subsidiary and each Named Executive Officer as defined in
                 the Subsidiary's Form S-4 regarding Short Term Sale
                 Program(2)
    10.28   --   Side Letter, dated February 23, 1998, regarding Amendments to the Short Term Sale Program(2)
    10.29   --   Preferred Stock Purchase Agreement, dated February 19, 1998, between the Company and the initial purchasers(1)
    10.30   --   Preferred Stock Registration Rights Agreement, dated as of
                 February 24, 1998, between the Company and the initial
                 purchasers(1)
    10.31   --   Transfer Agency Agreement, dated as of February 24, 1998,
                 between the Company and The Bank of New York, as Transfer
                 Agent(2)
    10.32   --   Eagle-Picher Holdings, Inc. Incentive Stock Plan for Outside
                 Directors effective January 1, 1999(4)

    10.33   --   Amended and Restated Incentive Stock Plan for Eagle-Picher
                 Industries, Inc. (the "Subsidiary")(4)
    10.34   --   Second Amended and Restated Incentive Stock Plan for
                 Eagle-Picher Industries, Inc. (the "Subsidiary")(4)
    10.35   --   Shareholders Agreement dated October 15, 1998 among Granaria
                 Holdings B.V., Granaria Industries B.V., Eagle-Picher
                 Holdings, Inc. and Eagle-Picher Industries, Inc. (the
                 "Subsidiary")(4)
    12.1    --   Ratios of Earnings to Fixed Charges and Preferred Stock
                 Dividends
    21.1    --   Subsidiaries of Eagle-Picher Industries, Inc.
    23.1    --   Consent of Deloitte & Touche LLP
    23.2    --   Consent of KPMG LLP
    27.1    --   Financial Data Schedule (submitted electronically to the SEC for its information)


---------------

(1) Incorporated by reference to the Company's Form S-4 Registration Statement No. 333-49957-01 filed on April 11, 1998.



(2) Incorporated by reference to the Company's Amendment No. 1 to Form S-4 Registration Statement No. 333-49957-01 filed on May 20, 1998.



(3) Incorporated by reference to the Company's Amendment No. 2 to Form S-4 Registration Statement No. 333-49957-01 filed on June 5, 1998.



(4) Incorporated by reference to the Company's Form 10-K filed on March 1, 1999.

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


Date: May 27, 1999


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                 /s/ ANDRIES RUIJSSENAARS                      Date: May 27, 1999
-----------------------------------------------------------
             Andries Ruijssenaars, President,
           Chief Executive Officer and Director

                  /s/ CARROLL D. CURLESS                       Date: May 27, 1999
-----------------------------------------------------------
     Carroll D. Curless, Vice President and Controller
             (Principal Financial Officer and
               Principal Accounting Officer)

                     /s/ JOEL P. WYLER                         Date: May 27, 1999
-----------------------------------------------------------
                Joel P. Wyler, Director and
                   Chairman of the Board

                    /s/ DANIEL C. WYLER                        Date: May 27, 1999
-----------------------------------------------------------
                 Daniel C. Wyler, Director

                                 EXHIBIT INDEX


EXHIBIT
NUMBER
-------
 2.1    --   Third Amended Plan of Reorganization of Eagle-Picher
             Industries, Inc. (the "Subsidiary")*
 2.2    --   Exhibits to Third Amended Plan of Reorganization of the
             Subsidiary*
 3.1    --   Articles of Incorporation of the Subsidiary, as amended*
 3.2    --   Regulations of the Subsidiary*
 3.3    --   Amended and Restated Certificate of Incorporation of
             Eagle-Picher Holdings, Inc.*
 3.4    --   Bylaws of Eagle-Picher Holdings, Inc.*
 4.1    --   Indenture, dated as of February 24, 1998, between E-P
             Acquisition, Inc., Eagle-Picher Holdings, Inc. as a
             Guarantor, the Subsidiary guarantors (Daisy Parts, Inc.
             Eagle-Picher Development Company, Inc., Eagle-Picher Far
             East, Inc., Eagle-Picher Fluid Systems, Inc., Eagle-Picher
             Minerals, Inc., Eagle-Picher Technologies, LLC, Hillsdale
             Tool & Manufacturing Co., Michigan Automotive Research
             Corporation (together, the "Subsidiary Guarantors" or the
             "Domestic Subsidiaries"), and The Bank of New York as
             Trustee (the "Trustee")*
 4.2    --   Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939*
 4.3    --   First Supplemental Indenture dated as of February 24, 1998, between the Subsidiary and the Trustee*
 4.4    --   Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1 to the Registration Statement)*
 4.5    --   Certified Copy of the Certificate of Designations,
             Preferences and Rights of 11 3/4% Series A Cumulative
             Redeemable Exchangeable Preferred Stock and 11 3/4% Series B
             Cumulative Redeemable Exchangeable Preferred Stock of
             Registrant*
 4.6    --   Form of Certificate and Global Share of 11 3/4% Series A
             Cumulative Redeemable Exchangeable Preferred Stock and
             11 3/4% Series B Cumulative Redeemable Exchangeable
             Preferred Stock (attached as Exhibit A to the Certificate of
             Designations filed as Exhibit 4.5)*
 4.7    --   Form of Exchange Debentures Indenture relating to 11 3/4%
             Exchange Debentures Due 2008 of the Company*
 4.8    --   Cross Reference Table showing the location in the Exchange
             Debentures Indenture of the provisions of Sections 310
             through 318(a), inclusive, of the Trust Indenture Act of
             1939*
 4.9    --   Form of 11 3/4% Exchange Debenture due 2008 (attached as
             Exhibit A to the Exchange Debentures Indenture filed as
             Exhibit 4.7)*
 9.1    --   Voting Trust Agreement dated November 16, 1998 with owners of Class A (Voting) Common Stock of the Parent*
10.1    --   Merger Agreement, dated as of December 23, 1997, among the
             Subsidiary, the Eagle-Picher Industries, Inc. Personal
             Injury Settlement Trust, Eagle-Picher Holdings, Inc. and E-P
             Acquisition, Inc.*
10.2    --   Amendment No. 1 to the Merger Agreement, dated as of
             February 23, 1998, among the Subsidiary, the Eagle-Picher
             Industries, Inc. Personal Injury Settlement Trust,
             Eagle-Picher Holdings, Inc. and E-P Acquisition, Inc.*
10.3    --   Supplemental Executive Retirement Plan of the Subsidiary*
10.4    --   Notes Purchase Agreement, dated February 19, 1998, among E-P
             Acquisition, Inc. the Subsidiary, Eagle-Picher Holdings, SBC
             Warburg Dillon Read and ABN AMRO Incorporated*
10.5    --   Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between the Subsidiary and the
             Subsidiary Guarantors*

EXHIBIT
NUMBER
-------
10.6    --   Registration Rights Agreement, dated as of February 24,
             1998, between E-P Acquisition, SBC Warburg Dillon Read and
             ABN AMRO Incorporated*
10.7    --   Assumption Agreement for the Registration Rights Agreement,
             dated as of February 24, 1998, of the Subsidiary*
10.8    --   Credit Agreement, dated as of February 19, 1998, among E-P
             Acquisition, Inc. (merged with and into the Subsidiary),
             Various Lenders from time to time party thereto, ABN AMRO
             Bank N.V., as Agent (the "Agent"), PNC Bank, National
             Association, as Documentation Agent and DLJ Capital Funding,
             Inc., as Syndication Agent*
10.9    --   Assumption Agreement, dated as of February 24, 1998, between the Subsidiary and the Agent*
10.10   --   Security Agreement, dated as of February 24, 1998, among the
             Subsidiary, the Agent and the Domestic Subsidiaries*
10.11   --   Holdings Pledge Agreement, dated as of February 24, 1998,
             between Eagle-Picher Holdings, Inc. and the Agent*
10.12   --   Borrower and Subsidiary Pledge Agreement, dated as of
             February 24, 1998, among the Subsidiary, E-P Development,
             E-P Minerals and the Agent*
10.13   --   Holdings Guaranty Agreement, dated as of February 24, 1998, by Eagle-Picher Holdings, Inc., accepted and agreed by the
             Agent*
10.14   --   Subsidiary Guaranty Agreement, dated as of February 24,
             1998, by the Domestic Subsidiaries, accepted and agreed by the Agent*
10.15   --   Trademark Collateral Agreement, dated February 24, 1998,
             between the Subsidiary and the Agent*
10.16   --   Patent Collateral Agreement, dated February 24, 1998,
             between the Subsidiary and the Agent*
10.17   --   Copyright Collateral Agreement, dated February 24, 1998,
             between the Subsidiary and the Agent*
10.18   --   Subordination Agreement, dated as of February 24, 1998,
             among E-P Acquisition, Inc., the Subsidiary and the Domestic
             Subsidiaries*
10.19   --   Management Agreement, dated as of February 24, 1998, between the Subsidiary and Granaria Holdings B.V.*
10.20   --   Eagle-Picher Management Trust made February 17, 1998, among
             Granaria Industries B.V. and Thomas E. Petry, Andries
             Ruijssenaars and Joel Wyler as trustees (the "E-P Management
             Trust")*
10.21   --   Incentive Stock Plan of Eagle-Picher Industries, Inc.,
             effective as of February 25, 1998*
10.22   --   Employment Agreements, dated November 29, 1996, between
             Registrant and each Named Executive Officer as defined in
             the Subsidiary's Form S-4 filed in 1998, as amended (Messrs.
             Petry, Ruijssenaars, Hall, Wickens, Curless and Ralston)*
10.23   --   Amendments dated, August 5, 1997, to Employment Agreements between the Subsidiary and each Named Executive Officer as defined in the Subsidiary's Form S-4*
10.24   --   Sales Incentive Program of the Subsidiary*
10.25   --   Letter Agreements, dated August 5, 1997, between the
             Subsidiary and each Named Executive Officer as defined in
             the Subsidiary's Form S-4 regarding Short Term Sale Program*
10.26   --   Letter Agreement, dated September 12, 1997, between the
             Subsidiary and Carroll D. Curless regarding Sale Incentive
             Bonus*
10.27   --   Letter Agreements, dated February 18, 1998, between the
             Subsidiary and each Named Executive Officer as defined in
             the Subsidiary's Form S-4 regarding Short Term Sale Program*
10.28   --   Side Letter, dated February 23, 1998, regarding Amendments to the Short Term Sale Program*
10.29   --   Preferred Stock Purchase Agreement, dated February 19, 1998, between the Company and the initial purchasers*

EXHIBIT
NUMBER
-------
10.30   --   Preferred Stock Registration Rights Agreement, dated as of
             February 24, 1998, between the Company and the initial
             purchasers*
10.31   --   Transfer Agency Agreement, dated as of February 24, 1998,
             between the Company and The Bank of New York, as Transfer
             Agent*
10.32   --   Eagle-Picher Holdings, Inc. Incentive Stock Plan for Outside
             Directors effective January 1, 1999*
10.33   --   Amended and Restated Incentive Stock Plan for Eagle-Picher
             Industries, Inc. (the "Subsidiary")*
10.34   --   Second Amended and Restated Incentive Stock Plan for
             Eagle-Picher Industries, Inc. (the "Subsidiary")*
10.35   --   Shareholders Agreement dated October 15, 1998 among Granaria
             Holdings B.V., Granaria Industries B.V., Eagle-Picher
             Holdings, Inc. and Eagle-Picher Industries, Inc. (the
             "Subsidiary")*
12.1    --   Ratios of Earnings to Fixed Charges and Preferred Stock
             Dividends
21.1    --   Subsidiaries of Eagle-Picher Industries, Inc.*
23.1    --   Consent of Deloitte & Touche LLP
23.2    --   Consent of KPMG LLP
27.1    --   Financial Data Schedule (submitted electronically to the SEC for its information)


---------------

* Incorporated by reference. See Item 14 above.