Form 10-Q/A
period 1999-02-28
EAGLE PICHER HOLDINGS INC; EAGLE PICHER INDUSTRIES INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER FLUID SYSTEMS INC; EAGLE PICHER MINERALS INC; HILLSIDE TOOL & MANUFACTURING CO; MICHIGAN AUTOMOTIVE RESEARCH CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 1999-06-28
CIK 1059364, 30927, 1059567, 1059568, 1059570, 1059571, 1059572, 1059573, 1059575, 1059576

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q/A



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


      The Acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities of the Company based on their respective fair values as determined primarily by independent appraisals. The excess of the purchase price over the assessed values of the net assets was allocated to excess of acquired net assets over cost. As a result, the consolidated financial statements relating to operations after the Acquisition are not comparable to those prior to the Acquisition. Accordingly, the period prior to the Acquisition has been labeled "Predecessor."

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


          The Subsidiary and the Subsidiary Guarantors are subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Indenture supporting the Subordinated Notes, both of which were filed with the Company's Form S-4 Registration Statement No. 333-49957-01 filed on April 11, 1998 and both of which were incorporated by reference to the Company's Form 10-K filed on March 1, 1999.

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

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:



                          Three Months Ended      Three Months Ended
                                  February 28             February 28
                                    1999                    1998
                                    ----                    ----
                                       (In millions of dollars)

                                                         Predecessor
Net sales by segment:
  Automotive                      $103.7                  $103.8
  Machinery                         53.0                    64.4
  Industrial                        37.7                    37.6
                                   -----                   -----
    Total                         $194.4                  $205.8
                                   =====                   =====

Operating income by segment:
  Automotive                      $  8.4                  $  8.2
  Machinery                          3.4                     5.4
  Industrial                         3.5                     3.2
  Corporate overhead                (5.0)                   (5.8)
                                   -----                   -----
    Total                         $ 10.3                  $ 11.0
                                   =====                   =====


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


         Selling and Administrative. Selling and administrative expenses increased by $1.1 million or 6.6% in the quarter ended February 28, 1999 from the quarter ended February 28, 1998. Excluding the Trim Division, these expenses increased $1.8 million or 11.2% over the same time frame. Items contributing to this increase include management fees now payable to Granaria Holdings B.V. and a long-term incentive program for managers.

         Depreciation. Depreciation was $10.1 million and $9.0 million for the three months ended February 28, 1999 and 1998, respectively. These amounts are not comparable due to the differences in asset bases resulting from the Acquisition on February 24, 1998. In accordance with purchase accounting, the basis of property, plant and equipment was adjusted to the fair value of such assets as of the date of the Acquisition. This adjustment resulted in approximately $0.5 million greater depreciation in the first quarter of 1999 than the same period of 1998. The remaining difference is due to projects, including a plant location where most of the expenditures occurred in 1997, but the assets were not put into use until 1998.


         Amortization. Amortization was $4.0 million and $3.8 million for the three months ended February 28, 1999 and 1998, respectively. However, these amounts are not comparable. Prior to the Acquisition, the Company was amortizing reorganization value in excess of amounts allocable to identifiable assets of $65.1 million over four years. In accordance with purchase accounting, this asset was not allocated a fair value in the Acquisition. The excess of acquired net assets over cost of $241.2 million, which resulted from the Acquisition, is being amortized over 15 years.


         Operating Income. Operating income was $10.3 million and $11.0 million for the three months ended February 28, 1999 and 1998, respectively. Many factors affect the comparability of operating income in 1999 and 1998. Depreciation and amortization have been computed using asset bases in 1999 different from those used in 1998. There were management compensation - special expenses of $2.1 million in the first quarter of 1998 for which there were no comparable expenses in the same period of 1999. Conversely, there were management sees to Granaria Holdings B.V. and expenses related to a long-term incentive program for managers in the first quarter of 1999 which were not incurred before the Acquisition. In addition, the Trim Division was sold in the fourth quarter of 1998. After excluding these items, operating income decreased 8.9% in the first quarter of 1999 from the first quarter 1998.

         Operating income of the Automotive Group increased $0.2 million or 2.4% in the first quarter of 1999 compared to the same period of the prior year. Excluding the results of the Trim Division, the increase was 3.7%. Increases in operating income due to modest volume increases at most divisions were somewhat offset by start-up costs associated with new multi-layer fuel transfer systems programs. In the Machinery Group, operating income declined $2.0 million or 37.0% in the first quarter of 1999 from the first quarter of 1998. However, the majority of the increased depreciation resulting from the adjustment to asset bases affected the Machinery Group. In addition, a greater portion of the intangible asset associated with the Acquisition was allocated to the Machinery Group than was the intangible asset associated with the Reorganization. After considering these items, the decline in operating income in the Machinery Group was approximately 20.3%. Reasons for this decline include costs involved in moving production of forklift trucks to another facility and start-up cost at the second facility and decreases in volumes of industrial cleaning and finishing machinery. Operating income of the Industrial Group increased $0.3 million or 9.4% in the first quarter of 1999 from the comparable period in 1998. However, this increase is due to the reallocation of amortization which impacted the Machinery Group. Operating income remained relatively flat in the Industrial Group, if the effect of the reallocation is excluded. The 13.8% decline in corporate overhead is due to the management compensation - special in 1998, which is partially offset by the expenses incurred after the Acquisition in 1999.


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


         Income Taxes. Income taxes for the three months ended February 28, 1999 and 1998 were $0.3 million and $4.1 million, respectively. The relationship of Income tax expense to income before taxes varies because the amortization of the reorganization value in excess of amounts allocable to identifiable assets in 1998 was not deductible for tax purposes, however, a substantial portion of the amortization of the excess of acquired net assets over cost created during the Acquisition is deductible for tax purposes in 1999. In addition the effect of income taxes in countries having different tax structures, such as Germany, varies as taxable income in those countries varies in proportion to the Company's total income (loss).

         Net Income (Loss). Net income (loss) for the three months ended February 28, 1999 and 1998 was $(1.1) million and $0.8 million, respectively. However, the comparability of net income has been significantly affected by the Acquisition and the application of purchase accounting and the effect of divested divisions in 1998, as discussed above.

         In addition to the net loss of $(1.1) million in 1999, dividends were accreted on the 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") of $2.5 million, which increased the loss attributable to common Shareholders in 1999 to $(3.6) million. Since the Preferred Stock was issued upon the Acquisition, net income applicable to common shareholders of $0.8 million for the three months ended February 28, 1999 was not reduced.

FINANCIAL CONDITION


Liquidity and Capital Resources

          Other financial data is as follows:

                                                 Three Months Ended
                                                     February 28
                                                 ------------------
                                                 1999          1998
                                                 ----          ----
                                               (In millions of dollars)

EBITDA                                          $25.1          $26.9
Cash provided by (used in)
  operating activities                             .5           (9.1)
Cash provided by (used in)
  investing activities                            3.4           (6.7)
Cash used in financing
  activities                                     (7.3)         (19.0)
Preferred Stock dividends
  accreted                                        2.6             --
Earnings to fixed charges and
  preferred stock dividends                        .76x         1.69x

EBITDA

         The Company's EBITDA is defined by the terms of the 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock and the Indenture for the 9 3/8% Senior Subordinated Notes as earnings before interest expense, income taxes, depreciation and amortization, certain one-time management compensation items and other non-cash charges. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or to cash flows from operating activities, as determined by generally accepted accounting principles, as a measure of the Company's operating performance or liquidity, respectively. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments.

         EBITDA has decreased from the first quarter of 1998 to the first quarter of 1999 by $1.8 million or 6.7% due to the impact of the decline in demand for forklift trucks and industrial cleaning machinery, the cost of moving forklift production to another facility, expenses incurred by the Company post-Acquisition for which there are no comparable expenses in 1998, and the decline in interest income as the Company had cash balances prior to the Acquisition which were invested.

Operating Activities

         Cash provided by (used in) operating activities was $.5 million and $(9.1) million for the three months ended February 28, 1999 and 1998, respectively, and consisted of the following:


                                                  Three Months Ended
                                                     February 28
                                                  ------------------
                                                  1999         1998
                                                  ----         ----
                                               (in millions of dollars)

         Operating income                        $10.3         $11.0
         Depreciation and amortization,
           excluding amortization of
           deferred financing costs               14.1          12.8
         Income taxes (paid) refunded             (4.8)          2.3
         Interest paid                            (6.2)         (6.4)
         Funding of Management Trust                --         (10.0)
         Working capital and other               (12.9)        (18.8)
                                                 -----         -----
                                                 $  .5         $(9.1)
                                                 =====         =====

         Income taxes paid in 1999 relate to foreign taxes and Federal income tax payments for the tax period February 25, 1998 through November 30, 1998. In 1998, one of the European operations had received a large refund. Interest expense exceeded interest paid by $5.1 million in the first quarter of 1999 primarily because the interest on the Subordinated Notes is due semiannually, March 1 and September 1. The funding of the management trust relates to one-time management compensation items and was done in conjunction with the Acquisition. The first quarter of the year has historically been one where working capital increases substantially. Generally, accounts payable and accruals for items such as compensation are paid down in the first quarter of the year. In 1999, inventory increases primarily within the Machinery Group also contributed to the increases in working capital.

Investing Activities

         Cash provided by investing activities was $3.4 million in the three months ended February 28, 1999. In December 1998, the Company received $12.4 million in cash relating to the sale of the Trim Division, which was effective as of October 31, 1998. Capital expenditures for the three months ended February 28, 1999 were $8.8 million. Besides a small expansion to a plant manufacturing bulk pharmaceuticals, these expenditures generally related to capital needed for new programs and maintenance. The Company anticipates capital expenditures will be approximately $32-34 million for the remaining nine months of 1999. The Company spent $5.7 million for capital projects in the first quarter of 1998, primarily for maintenance capital and new programs.

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


Financing Activities


         Net Cash used in financing activities was $7.3 million and $ 19.0 million in the quarters ended February 28, 1999 and 1998 respectively. The Company repaid the revolving loans outstanding at November 30, 1998 of $19.8 million early in the first quarter of 1999, then borrowed $20.6 million in revolving loans toward the end of the quarter, in part to repay $11.0 due on the term loans, primarily a result of excess cash flow payments required under provisions of the Credit Agreement.


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


Earnings to Fixed Charges and preferred Stock Dividends

         Earnings to fixed charges and preferred stock dividends were .76x for the first quarter ended February 28, 1999. Earnings were insufficient by $3.3 million to cover fixed charges and preferred stock dividends of $2.5 million in the period. Earnings to fixed charges and preferred dividends were 1.69x for the quarter ended February 28, 1998.

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


RESTRICTIONS ON PAYMENT OF DIVIDENDS


         The Subsidiary and the Subsidiary Guarantors are subject to restrictions on the payment of dividends and other forms of payment in both the Credit Agreement and the Indenture for the Subordinated Notes. Those restrictions generally prohibit the payment of dividends to the Company either directly by the Subsidiary or indirectly through any Subsidiary Guarantor. Certain limited exceptions are provided allowing for payments to the Company. Specifically, the Subsidiary is authorized to make payments to the Company in amounts not in excess of any amounts the Company is required to pay to meet its consolidated income tax obligations. Additional payments from the Subsidiary to the Company are permitted commencing September 1, 2003 in amounts not in excess of the Company's obligations to make any cash dividend payments required to be paid under the Company's Preferred Stock and to make any cash interest payments required to be paid under any debentures issued by the Company in exchange for the Company's Preferred Stock ("Exchange Debentures").



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





DATE   May 27, 1999
       ------------

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





DATE   May 27, 1999
       ------------

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






DATE   May 27, 1999
       ------------

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






DATE   May 27, 1999
       ------------

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






DATE   May 27, 1999
       ------------

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






DATE   May 27, 1999
       ------------

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






DATE   May 27, 1999
       ------------

                                   SIGNATURES
                                   ----------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER TECHNOLOGIES, LLC


                                        /s/ William E. Long
                                        ------------------
                                        William E. Long
                                        President


                                        /s/ R. Doug Wright
                                        ------------------
                                        R. Doug Wright
                                        Controller
                                        (Principal Financial Officer)




DATE   May 27, 1999
       --------------

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






DATE   May 27, 1999
       ------------

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




DATE May 27, 1999
     ------------

                                    EXHIBIT INDEX
                                    -------------





Exhibit No.           Description
-----------           -----------



  27.1                Financial Data Schedule (submitted
                      electronically to the Securities
                      and Exchange Commission for its
                      information)