Form 10-Q
period 1999-05-31
EAGLE PICHER HOLDINGS INC; EAGLE PICHER INDUSTRIES INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER FLUID SYSTEMS INC; EAGLE PICHER MINERALS INC; HILLSIDE TOOL & MANUFACTURING CO; MICHIGAN AUTOMOTIVE RESEARCH CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 1999-06-30
CIK 1059364, 30927, 1059567, 1059568, 1059570, 1059571, 1059572, 1059573, 1059575, 1059576

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended May 31, 1999           Commission file number 333-49957-01
                                                                    ------------


                         EAGLE-PICHER HOLDINGS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                     13-3989553
---------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


         250 East Fifth Street, Suite 500, Cincinnati, Ohio    45202
--------------------------------------------------------------------------------
         (Address of principal executive offices)             Zip Code


Registrant's telephone number, including area code    513-721-7010
                                                  ------------------------------


                               (Not Applicable)
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.                          Yes  X    No
                                                               -----    -----

Indicate by check mark whether the additional registrant, Eagle-Picher Industries, Inc., has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the
distribution of securities under a plan confirmed by a court. Yes  X    No
                                                                 -----    -----

625,001 shares of Class A common capital stock, $.01 par value each, were outstanding at June 24, 1999.

374,999 shares of Class B common capital stock, $.01 par value each, were outstanding at June 24, 1999.

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

                                TABLE OF CONTENTS


                                                                      Page
                                                                      Number
                                                                      ------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................  4

     Condensed Consolidated Statements of Income (Loss)(Unaudited)......  4
     Condensed Consolidated Balance Sheets (Unaudited)..................  5
     Condensed Consolidated Statements of Cash Flows (Unaudited)........  7
     Notes to Condensed Consolidated Financial Statements (Unaudited)...  9

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................ 22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..... 29

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................. 31

Item 6.  Exhibits and Reports on Form 8-K............................... 31

Signatures.............................................................. 33

Exhibit Index........................................................... 43

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                           EAGLE-PICHER HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)(UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                                  Three Months
                                        Three Months Ended         Six Months        Ended
                                              May 31              Ended May 31    February 28
                                        1999           1998           1999           1998
                                      ---------      ---------      ---------      ---------
                                                                                  Predecessor
Net Sales                             $ 249,818      $ 219,921      $ 444,261      $ 205,842
                                      ---------      ---------      ---------      ---------

Operating Costs and Expenses:
Cost of Products sold (exclusive
  of depreciation)                      197,757        169,575        349,503        162,796
Selling and administrative               19,721         20,287         37,985         17,141
Management compensation - special            --         17,321             --          2,056
Depreciation                             11,953          9,773         22,065          8,983
Amortization of intangibles               4,395          4,497          8,415          3,839
Loss (gain) on sales of assets               23             --            (11)            --
                                      ---------      ---------      ---------      ---------
                                        233,849        221,453        417,957        194,815
                                      ---------      ---------      ---------      ---------

Operating Income (Loss)                  15,969         (1,532)        26,304         11,027

Interest expense                        (12,107)       (12,554)       (23,449)        (6,940)
Other income                                157            326            326            820
                                      ---------      ---------      ---------      ---------

Income (Loss) Before Taxes                4,019        (13,760)         3,181          4,907

Income Taxes (Benefit)                    1,650         (4,461)         1,950          4,100
                                      ---------      ---------      ---------      ---------

Net Income (Loss)                     $   2,369      $  (9,299)     $   1,231      $     807
                                      =========      =========      =========      =========

Income (Loss) Applicable to
  Common Shareholders                 $    (263)     $ (11,834)     $  (3,903)     $     807
                                      =========      =========      =========      =========

Income (Loss) per Common Share        $    (.26)     $  (11.83)     $   (3.90)     $     .08
                                      =========      =========      =========      =========

Comprehensive Income (Loss)           $   1,349      $  (8,646)     $    (760)     $  (1,002)
                                      =========      =========      =========      =========




   See accompanying notes to the condensed consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                      May 31    November 30
ASSETS                                                 1999        1998
                                                       ----        ----
CURRENT ASSETS
  Cash and cash equivalents                         $ 11,313     $ 13,681
  Receivables, less allowances                       139,452      144,844
  Inventories:
    Raw materials and supplies                        56,955       52,384
    Work in process                                   27,513       20,641
    Finished goods                                    16,309       15,848
                                                    --------     --------
                                                     100,777       88,873
  Prepaid expenses                                    11,524        8,338
  Deferred income taxes                               12,033       10,851
                                                    --------     --------

        Total current assets                         275,099      266,587
                                                    --------     --------

PROPERTY, PLANT AND EQUIPMENT                        337,324      279,061
  Less accumulated depreciation                       50,918       30,524
                                                    --------     --------
        Net property, plant and equipment            286,406      248,537
                                                    --------     --------


EXCESS OF ACQUIRED NET ASSETS OVER COST, net of
 accumulated amortization of $20,715 and
 $12,300, respectively                               243,001      228,910
                                                    --------     --------


OTHER ASSETS                                          77,734       72,293
                                                    --------     --------

        Total Assets                                $882,240     $816,327
                                                    ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $ 57,250     $ 50,307
  Long-term debt - current portion                    19,223       25,173
  Income taxes                                         2,887        6,282
  Other current liabilities                           73,112       74,260
                                                    --------     --------
        Total current liabilities                    152,472      156,022

LONG-TERM DEBT - less current portion                526,516      459,183

DEFERRED INCOME TAXES                                 11,116        8,304

OTHER LONG-TERM LIABILITIES                           25,629       24,819
                                                    --------     --------

        Total Liabilities                            715,733      648,328
                                                    --------     --------

11-3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE
 PREFERRED STOCK; authorized 50,000 shares;
 issued and outstanding 14,191 shares                 92,521       87,387
                                                    --------     --------

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                                                    May 31       November 30
                                                                                     1999           1998
                                                                                     ----           ----
SHAREHOLDERS' EQUITY
  Class A Common stock, authorized 625,001 shares, $.01 par value each; issued
    and outstanding 625,001 shares                                                         6              6

  Class B Common stock, authorized 374,999 shares, $.01 par value each; issued
    and outstanding 374,999 shares                                                         4              4

  Additional paid-in capital                                                          99,991         99,991
  Deficit                                                                            (25,649)       (21,746)
  Other comprehensive income                                                            (366)         2,357
                                                                                   ---------      ---------


        Total Shareholders' Equity                                                    73,986         80,612
                                                                                   ---------      ---------


        Total Liabilities and Shareholders' Equity                                 $ 882,240      $ 816,327
                                                                                   =========      =========



See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                              Three Months
                                                 Six Months    Three Months      Ended
                                                Ended May 31   Ended May 31    February 28
                                                    1999           1998           1998
                                                  ---------      ---------      ---------
                                                                               Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                              $   1,231      $  (9,299)     $     807
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization               31,876         14,952         12,822
         Changes in assets and liabilities,
          net of effect of acquisitions and
          divestitures:
            Receivables                               9,010         14,420         (3,681)
            Inventories                              (6,883)         4,205         (2,235)
            Accounts payable                         (7,755)        (2,854)        (2,787)
            Accrued liabilities                      (2,352)        14,724         (5,488)
            Other                                    (3,645)          (298)        (8,521)
                                                  ---------      ---------      ---------


              Net cash provided by (used in)
              operating activities                   21,482         35,850         (9,083)
                                                  ---------      ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of division                    12,400             --             --
   Acquisition                                      (60,168)            --             --
   Capital expenditures                             (24,400)        (9,064)        (5,692)
   Other                                               (592)           561         (1,042)
                                                  ---------      ---------      ---------

               Net cash used in investing
               activities                           (72,760)        (8,503)        (6,734)
                                                  ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                            --             --        445,000
   Reduction of long-term debt                      (13,469)            --       (250,000)
   Borrowings (repayments)under revolving
     credit agreement                                59,175        (35,100)        79,100
   Redemption of common stock                            --             --       (446,638)
   Issuance of common stock                              --             --        100,001
   Issuance of preferred stock                           --             --         80,005
   Debt issuance cost                                   (54)            --        (26,062)
   Other                                              3,258           (236)          (360)
                                                  ---------      ---------      ---------
              Net cash provided by (used in)
              financing activities                   48,910        (35,336)       (18,954)
                                                  ---------      ---------      ---------

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                                              Three Months
                                                 Six Months    Three Months      Ended
                                                Ended May 31   Ended May 31    February 28
                                                    1999           1998           1998
                                                  ---------      ---------    ------------
                                                                               Predecessor

Net decrease in cash and cash equivalents            (2,368)       (7,989)       (34,771)

Cash and cash equivalents, beginning of period       13,681        18,968         53,739
                                                   --------      --------       --------
Cash and cash equivalents, end of period           $ 11,313      $ 10,979       $ 18,968
                                                   ========      ========       ========



Supplemental cash flow information:                      1999                1998
                                                         ----                ----
  Cash paid during the six months ended May 31:
     Interest paid                                     $21,559             $13,492
     Income taxes paid, net                            $ 7,998             $   305

  Cash paid during the three months ended May 31:
     Interest paid                                     $16,047             $ 7,090
     Income taxes paid, net                            $ 3,220             $   681


See accompanying notes to the condensed consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.  BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

      The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included for the fiscal year ended November 30, 1998 presented in the Company's Form 10-K/A filed with the SEC on June 28, 1999.

      The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the six months ended May 31, 1999 and the three months ended May 31, 1999 and 1998, and February 28, 1998. (See Note B.) Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

      Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components.


B.  ACQUISITION OF THE COMPANY

      On February 24, 1998 ("Closing Date"), Eagle-Picher Industries, Inc. ("Subsidiary") was acquired by a subsidiary of Granaria Industries BV, Eagle-Picher Holdings, Inc. ("Company"), from the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust ("Trust") (the "Acquisition"). The Trust was established pursuant to the Subsidiary's Plan of Reorganization upon its emergence from bankruptcy in November 1996. The Company's results of operations and cash flows approximate those of the Subsidiary, the operating entity. References will be to the Company except where it is more appropriate to specifically refer to the Subsidiary.

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

C.  ACQUISITION

          On April 14, 1999, the Company acquired all of the outstanding capital stock of Charterhouse Automotive Group, Inc. ("Charterhouse"), a holding company whose only operating subsidiary was Carpenter Enterprises, Ltd. ("Carpenter"), a manufacturer of precision-machined automotive parts. Immediately following the acquisition, Charterhouse was merged into Carpenter.

          The total consideration paid for Charterhouse was approximately $72.0 million consisting of $37.9 million for the stock of Charterhouse, a $3.1 million payment to the former president of Carpenter under a phantom stock plan and $31.0 million of existing indebtedness of Carpenter, of which approximately $18.6 million was refinanced from the Company's Revolving Credit Facility.

          The acquisition of Charterhouse was effective as of March 1, 1999 for accounting purposes and was accounted for as a purchase. The preliminary allocation of the purchase price has been determined based on estimates of fair value and is subject to change. Appraisals are currently being completed to value property, plant and equipment. The excess of the purchase price over the assessed values of those assets totaling $22,507 has been allocated to goodwill. The Company expects to finalize the purchase price allocation by November 30, 1999. Adjustments are not expected to be material.


D.  BASIC EARNINGS PER SHARE

          The calculation of net income (loss) per share is based upon the average number of common shares outstanding, which was 1,000,000 in the three months ended May 31, 1999 and 1998 and in the six months ended May 31, 1999 and 9,600,071 in the three months ended February 28, 1998. Prior to the Acquisition, 10,000,000 shares were outstanding. The net loss applicable to common shareholders represents the net income reduced by, or the net loss increased by, accreted dividends on preferred stock of $5.1 million for the six months ended May 31, 1999 and $2.6 million and $2.5 million for the three months ended May 31, 1999 and 1998, respectively. No potential common stock was outstanding during the six months ended May 31, 1999 or 1998.


E.  LONG-TERM DEBT

          On May 18, 1999, the Company amended its syndicated secured loan facility ("Credit Agreement") to provide for a) a securitization transaction ("Securitization"); b) an increase in the revolving credit facility ("Revolving Credit Facility") provided under the Credit Agreement; and c) the repayment and cancellation of a portion of the term loan facility ("Term Loan Facility") provided under the Credit Agreement. The transaction was funded on June 4, 1999.

          In connection with the Securitization, the Company will sell its receivables on an ongoing basis to a wholly-owned, restricted purpose subsidiary, Eagle-Picher Acceptance Corporation. The receivables are then used as security for loans made under a separate revolving credit facility of up to $75.0 million. In addition, the Credit Agreement was amended to increase the amount available for borrowings under the Revolving Credit Facility from $160.0 million to $220.0 million and allow the Company to repay two of the term loans under the Term Loan Facility without requiring that the third term loan be ratably reduced.

          Interest rate spreads under the Credit Agreement increased by .25% and loans outstanding under the Securitization are at variable rates equal to market rates on commercial paper with fees of .75% on the maximum amount available. Approximately $120.5 million in term loans were repaid upon closing of this transaction with the proceeds from the

Securitization of $65.0 million and additional borrowings under the revolving Credit Facility.


F.  SUPPLEMENTAL GUARANTOR INFORMATION

     Upon closing of the Acquisition, the Company's wholly-owned subsidiary, Eagle-Picher Industries, Inc. (the "Subsidiary") issued $220.0 million in senior subordinated notes ("Subordinated Notes") in addition to its borrowings under the Credit Agreement. Both the Credit Agreement and the Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by the Company and certain of the Subsidiary's wholly-owned domestic subsidiaries ("Subsidiary Guarantors") including Carpenter and Eagle-Picher Acceptance Corporation. Management has determined that full financial statements and other disclosures concerning the Subsidiary or the Subsidiary Guarantors would not be material to investors and such financial statements are not presented. The following supplemental condensed combining financial statements present information regarding the Subsidiary, the Subsidiary Guarantors and the subsidiaries that did not guarantee the debt.

          The Subsidiary and the Subsidiary Guarantors are subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Indenture supporting the Subordinated Notes, both of which were filed with the Company's Form S-4 Registration Statement No. 333-49957-01 filed on April 11, 1998 and both of which were incorporated by reference to the Company's Form 10-K/A filed on June 28, 1999.

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                         THREE MONTHS ENDED MAY 31, 1999


                                                                GUARANTORS
                                                         --------------------------    NON-GUARANTORS
                                                         EAGLE-PICHER    SUBSIDIARY       FOREIGN
                                              ISSUER     HOLDINGS, INC.  GUARANTORS     SUBSIDIARIES     ELIMINATIONS       TOTAL
                                            ---------    --------------  ----------    --------------    ------------     ---------
                                                                          (IN THOUSANDS OF DOLLARS)
Net Sales
     Customers                              $  58,820      $      --      $ 164,172       $  26,826       $      --       $ 249,818
     Intercompany                               4,033             --          1,945           2,092          (8,070)             --

Operating Costs and Expenses:
     Cost of products sold (exclusive
        of depreciation)                       46,420             --        134,260          25,190          (8,113)        197,757
     Selling and administrative                11,052             --          6,144           2,565             (40)         19,721
     Intercompany charges                      (2,839)            --          2,838             (46)             47              --
     Depreciation                               2,921             --          7,789           1,243              --          11,953
     Amortization of intangibles                1,759             --          2,393             243              --           4,395
     (Gain) loss on sale of assets                 (6)            --             12              17              --              23
                                            ---------      ---------      ---------       ---------       ---------       ---------
                                 Total         59,307             --        153,436          29,212          (8,106)        233,849
                                            ---------      ---------      ---------       ---------       ---------       ---------

Operating Income (Loss)                         3,546             --         12,681            (294)             36          15,969

Other Income (Expense)
     Interest expense                         (11,810)            --            (73)           (224)             --         (12,107)
     Other income (expense)                       398             --             --            (241)             --             157
     Equity in earnings of
        consolidated subsidiaries               7,982          2,369            254              --         (10,605)             --
                                            ---------      ---------      ---------       ---------       ---------       ---------

Income (Loss) Before Taxes                        116          2,369         12,862            (759)        (10,569)          4,019

Income taxes (benefit)                         (2,471)            --          3,916             205              --           1,650
                                            ---------      ---------      ---------       ---------       ---------       ---------

Net Income (Loss)                           $   2,587      $   2,369      $   8,946       $    (964)      $ (10,569)      $   2,369
                                            =========      =========      =========       =========       =========       =========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                          SIX MONTHS ENDED MAY 31, 1999

                                                                 GUARANTORS
                                                          -------------------------     NON-GUARANTORS
                                                          EAGLE-PICHER    SUBSIDIARY       FOREIGN
                                            ISSUER        HOLDINGS, INC.  GUARANTORS     SUBSIDIARIES    ELIMINATIONS      TOTAL
                                           ---------      -------------   ---------     ---------------  ------------     ---------
                                                                          (IN THOUSANDS OF DOLLARS)
Net Sales
     Customers                             $ 109,803       $      --      $ 280,921       $  53,537       $      --       $ 444,261
     Intercompany                              7,145              --          4,579           3,971         (15,695)             --

Operating Costs and Expenses:
     Cost of products sold (exclusive
       of depreciation)                       86,826              --        229,000          49,450         (15,773)        349,503
     Selling and administrative               21,469              --         11,486           5,134            (104)         37,985
     Intercompany charges                     (5,196)             --          5,195            (111)            112              --
     Depreciation                              5,837              --         13,835           2,393              --          22,065
     Amortization of intangibles               3,144              --          4,786             485              --           8,415
     (Gain) loss on sale of assets               (16)             --             --               5              --             (11)
                                           ---------       ---------      ---------       ---------       ---------       ---------
             Total                           112,064              --        264,302          57,356         (15,765)        417,957
                                           ---------       ---------      ---------       ---------       ---------       ---------

Operating Income                               4,884              --         21,198             152              70          26,304

Other Income (Expense)
     Interest expense                        (22,982)             --            (73)           (394)             --         (23,449)
     Other income (expense)                      545              --             36            (255)             --             326
     Equity in earnings of
       consolidated subsidiaries              13,826           1,231            260              --         (15,317)             --
                                           ---------       ---------      ---------       ---------       ---------       ---------

Income (Loss) Before Taxes                    (3,727)          1,231         21,421            (497)        (15,247)          3,181

Income taxes (benefit)                        (5,148)             --          6,329             769              --           1,950
                                           ---------       ---------      ---------       ---------       ---------       ---------

Net Income (Loss)                          $   1,421       $   1,231      $  15,092       $  (1,266)      $ (15,247)      $   1,231
                                           =========       =========      =========       =========       =========       =========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                               AS OF MAY 31, 1999

                                                                   GUARANTORS
                                                            --------------------------   NON-GUARANTORS
                                                            EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                                 ISSUER     HOLDINGS, INC.  GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                                ---------   --------------  ----------   --------------   ------------  ---------
                                                                            (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents                       $   4,378     $       1      $   2,584      $   3,964      $     386     $  11,313
Receivables, net                                   35,830            --         82,418         21,204             --       139,452
Intercompany accounts receivable                    4,702            --          4,374            109         (9,185)           --
Inventories                                        29,212            --         54,610         18,330         (1,375)      100,777
Prepaid expenses                                    3,988            --          6,108          1,471            (43)       11,524
Deferred income taxes                              12,033            --             --             --             --        12,033
                                                ---------     ---------      ---------      ---------      ---------     ---------
      Total current assets                         90,143             1        150,094         45,078        (10,217)      275,099

Property, Plant & Equipment, net                   63,191            --        183,473         39,742             --       286,406

Investment in Subsidiaries                        136,559       166,872          6,677             --       (310,108)           --

Excess of Acquired Net Assets Over Cost, net       98,201            --        131,469         13,331             --       243,001

Other Assets                                       54,853            --         22,516            365             --        77,734
                                                ---------     ---------      ---------      ---------      ---------     ---------

     Total Assets                               $ 442,947     $ 166,873      $ 494,229      $  98,516      $(320,325)    $ 882,240
                                                =========     =========      =========      =========      =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                $  10,901     $      --      $  35,142      $  11,207      $      --     $  57,250
Intercompany accounts payable                         116            --            113          8,609         (8,838)           --
Long-term debt - current portion                   14,148            --             --          5,075             --        19,223
Income taxes                                        2,474            --             --            413             --         2,887
Other current liabilities                          44,282            --         24,576          4,294            (40)       73,112
                                                ---------     ---------      ---------      ---------      ---------     ---------
      Total current liabilities                    71,921            --         59,831         29,598         (8,878)      152,472

Long-term Debt - less current portion             521,601            --             --          4,915             --       526,516

Deferred Income Taxes                              11,116            --             --             --             --        11,116

Other Long-Term Liabilities                        25,629            --             --             --             --        25,629
                                                ---------     ---------      ---------      ---------      ---------     ---------

      Total liabilities                           630,267            --         59,831         34,513         (8,878)      715,733

Intercompany Accounts                            (368,700)           --        351,508         30,913        (13,721)           --

11 3/4% Cumulative Redeemable
      Exchangeable Preferred Stock                     --        92,521             --             --             --        92,521

Shareholders' Equity                              181,380        74,352         82,890         33,090       (297,726)       73,986
                                                ---------     ---------      ---------      ---------      ---------     ---------

     Total Liabilities and Shareholders'
         Equity                                 $ 442,947     $ 166,873      $ 494,229      $  98,516      $(320,325)    $ 882,240
                                                =========     =========      =========      =========      =========     =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                          SIX MONTHS ENDED MAY 31, 1999

                                                                       GUARANTORS
                                                               --------------------------  NON-GUARANTORS
                                                               EAGLE-PICHER    SUBSIDIARY     FOREIGN
                                                      ISSUER   HOLDINGS, INC.  GUARANTORS   SUBSIDIARIES  ELIMINATIONS    TOTAL
                                                    --------- --------------  ----------  -------------- ------------  ---------
                                                                               (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                    $  1,421    $  1,231      $ 15,092      $ (1,266)     $(15,247)     $  1,231
Adjustments to reconcile net income
     (loss) to cash provided by (used in)
     operating activities:
     Equity in earnings of consolidated
          subsidiaries                                (13,826)     (1,231)         (260)           --        15,317            --
     Depreciation and amortization                     10,377          --        18,621         2,878            --        31,876
     Changes in assets and liabilities,
          net of effect of acquisitions
          and divestitures                             (9,140)         --        (1,931)       (1,124)          570       (11,625)
                                                     --------    --------      --------      --------      --------      --------

     Net cash provided by (used in)
         operating activities                         (11,168)         --        31,522           488           640        21,482
                                                     --------    --------      --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of division                         12,400          --            --            --            --        12,400
Acquisition of division                                    --          --       (60,168)           --            --       (60,168)
Capital expenditures                                   (2,599)         --       (16,165)       (5,636)           --       (24,400)
Other                                                    (682)         --            51          (416)          455          (592)
                                                     --------    --------      --------      --------      --------      --------

     Net cash provided by (used in)
         investing activities                           9,119          --       (76,282)       (6,052)          455       (72,760)
                                                     --------    --------      --------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt                           (13,469)         --            --            --            --       (13,469)
Borrowings (repayments) on revolving
     credit agreement                                  59,175          --            --            --            --        59,175
Other                                                     (54)         --            --         3,258            --         3,204
                                                     --------    --------      --------      --------      --------      --------

     Net cash provided by financing activities         45,652          --            --         3,258            --        48,910
                                                     --------    --------      --------      --------      --------      --------

Increase (decrease) in cash and
     cash equivalents                                  43,603          --       (44,760)       (2,306)        1,095        (2,368)

Intercompany accounts                                 (46,689)         --        46,632         1,145        (1,088)           --

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                7,464           1           712         5,125           379        13,681
                                                     --------    --------      --------      --------      --------      --------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                   $  4,378    $      1      $  2,584      $  3,964      $    386      $ 11,313
                                                     ========    ========      ========      ========      ========      ========

                          EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                        THREE MONTHS ENDED MAY 31, 1998


                                                                GUARANTORS
                                                         ----------------------------   NON-GUARANTORS
                                                         EAGLE-PICHER      SUBSIDIARY      FOREIGN
                                            ISSUER       HOLDINGS, INC.    GUARANTORS    SUBSIDIARIES    ELIMINATIONS      TOTAL
                                           ---------     --------------    ----------   --------------   ------------    ---------
                                                                            (IN THOUSANDS OF DOLLARS)
Net Sales
     Customers                             $  69,233       $      --       $ 125,525      $  25,163       $      --       $ 219,921
     Intercompany                              4,151              --           2,631          2,329          (9,111)             --

Operating Costs and Expenses:
     Cost of products sold (exclusive
       of depreciation)                       54,282              --         101,847         22,499          (9,053)        169,575
     Selling and administrative               12,094              --           5,796          2,397              --          20,287
     Intercompany charges                     (2,297)             --           2,297             --              --              --
     Depreciation                              3,050              --           5,785            999             (61)          9,773
     Amortization of intangibles                 863              --           3,634             --              --           4,497
     Management compensation-special          17,321              --              --             --              --          17,321
                                           ---------       ---------       ---------      ---------       ---------       ---------
             Total                            85,313              --         119,359         25,895          (9,114)        221,453
                                           ---------       ---------       ---------      ---------       ---------       ---------

Operating Income (Loss)                      (11,929)             --           8,797          1,597               3          (1,532)

Other Income (Expense)
     Interest expense                        (12,417)             --              --           (137)             --         (12,554)
     Other income                                191              --              86             49              --             326
     Equity in earnings of
        consolidated subsidiaries              6,729          (9,299)             43             --           2,527              --
                                           ---------       ---------       ---------      ---------       ---------       ---------

Income (Loss) Before Taxes                   (17,426)         (9,299)          8,926          1,509           2,530         (13,760)

Income taxes (benefit)                        (8,167)             --           2,825            881              --          (4,461)
                                           ---------       ---------       ---------      ---------       ---------       ---------

Net Income (Loss)                          $  (9,259)      $  (9,299)      $   6,101      $     628       $   2,530       $  (9,299)
                                           =========       =========       =========      =========       =========       =========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                      THREE MONTHS ENDED FEBRUARY 28, 1998
                                   PREDECESSOR

                                                                        NON-GUARANTORS
                                                          SUBSIDIARY       FOREIGN
                                            ISSUER        GUARANTORS      SUBSIDIARIES    ELIMINATIONS       TOTAL
                                           ---------      ----------    --------------    ------------     ---------
                                                                    (IN THOUSANDS OF DOLLARS)
Net Sales
     Customers                             $  61,071       $ 123,181       $  21,590       $      --       $ 205,842
     Intercompany                              3,381           2,421           1,451          (7,253)             --

Operating Costs and Expenses:
     Cost of products sold (exclusive
       of depreciation                        48,329         102,771          18,772          (7,076)        162,796
     Selling and administrative                9,673           5,167           2,301              --          17,141
     Intercompany charges                     (2,172)          2,172              --              --              --
     Depreciation                              2,823           5,220             940              --           8,983
     Amortization of intangibles                 765           3,064              10              --           3,839
     Management compensation-special           2,056              --              --              --           2,056
                                           ---------       ---------       ---------       ---------       ---------
             Total                            61,474         118,394          22,023          (7,076)        194,815
                                           ---------       ---------       ---------       ---------       ---------

Operating Income (Loss)                        2,978           7,208           1,018            (177)         11,027

Other Income (Expense)
     Interest expense                         (6,844)             --             (96)             --          (6,940)
     Other income (expense)                      812             333            (325)             --             820
     Equity in earnings of
        consolidated subsidiaries              4,785            (270)             --          (4,515)             --
                                           ---------       ---------       ---------       ---------       ---------

Income (Loss) Before Taxes                     1,731           7,271             597          (4,692)          4,907

Income taxes                                   1,083           2,486             531              --           4,100
                                           ---------       ---------       ---------       ---------       ---------

Net Income (Loss)                          $     648       $   4,785       $      66       $  (4,692)      $     807
                                           =========       =========       =========       =========       =========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                             AS OF NOVEMBER 30, 1998

                                                                   GUARANTORS
                                                            --------------------------    NON-GUARANTORS
                                                            EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                                  ISSUER    HOLDINGS, INC.  GUARANTORS    SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                 ---------  --------------  ----------    -------------   ------------   ---------
                                                                            (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents                        $   7,464    $       1      $     712      $   5,125      $     379     $  13,681
Receivables, net                                    52,197           --         70,418         22,229             --       144,844
Intercompany accounts receivable                     3,414           --          3,874            154         (7,442)           --
Inventories                                         30,755           --         43,708         15,785         (1,375)       88,873
Prepaid expenses                                     4,073           --          3,614            651             --         8,338
Deferred income taxes                               10,851           --             --             --             --        10,851
                                                 ---------    ---------      ---------      ---------      ---------     ---------
         Total current assets                      108,754            1        122,326         43,944         (8,438)      266,587

Property, Plant & Equipment, net                    66,500           --        143,872         38,165             --       248,537

Investment in Subsidiaries                         113,265      165,641          6,416             --       (285,322)           --

Excess of Assets Acquired Over Cost, net            78,838           --        136,253         13,819             --       228,910

Other Assets                                        54,187           --         17,675            431             --        72,293
                                                 ---------    ---------      ---------      ---------      ---------     ---------

         Total Assets                            $ 421,544    $ 165,642      $ 426,542      $  96,359      $(293,760)    $ 816,327
                                                 =========    =========      =========      =========      =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                 $  15,064    $      --      $  22,648      $  10,595      $      --     $  50,307
Intercompany accounts payable                           85           --             16          7,561         (7,662)           --
Long-term debt - current portion                    18,777           --             --          6,396             --        25,173
Income taxes                                         5,296           --             --            986             --         6,282
Other current liabilities                           45,744           --         24,464          4,052             --        74,260
                                                 ---------    ---------      ---------      ---------      ---------     ---------
     Current liabilities                            84,966           --         49,128         29,590         (7,662)      156,022

Long-term Debt - less current portion              458,848           --             --            335             --       459,183

Deferred income taxes                                8,304           --             --             --             --         8,304

Other Long-term Liabilities                         24,819           --             --             --             --        24,819
                                                 ---------    ---------      ---------      ---------      ---------     ---------

         Total Liabilities                         576,937           --         49,128         29,925         (7,662)      648,328

Intercompany Accounts                             (326,706)          --        309,571         29,768        (12,633)           --

11 3/4% Cumulative Exchangeable
    Preferred Stock                                     --       87,387             --             --             --        87,387

Shareholders' Equity                               171,313       78,255         67,843         36,666       (273,465)       80,612
                                                 ---------    ---------      ---------      ---------      ---------     ---------

        Total Liabilities and Shareholders'
            Equity                               $ 421,544    $ 165,642      $ 426,542      $  96,359      $(293,760)    $ 816,327
                                                 =========    =========      =========      =========      =========     =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THREE MONTHS ENDED MAY 31, 1998


                                                                   GUARANTORS
                                                            --------------------------   NON-GUARANTORS
                                                            EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                                 ISSUER     HOLDINGS, INC.  GUARANTORS    SUBSIDIARIES    ELIMINATIONS      TOTAL
                                                --------    --------------  ----------   --------------   ------------    --------
                                                                           (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                               $ (9,259)     $ (9,299)      $  6,101       $    628       $  2,530       $ (9,299)
Adjustments to reconcile net income
     (loss) to cash provided by (used in)
     operating activities:
     Equity in earnings of consolidated
         subsidiaries                             (6,729)        9,299            (43)            --         (2,527)            --
     Depreciation and amortization                 4,595            --          9,419            999            (61)        14,952
     Changes in assets and liabilities,           17,996            --         12,758          1,148         (1,705)        30,197
                                                --------      --------       --------       --------       --------       --------


     Net cash provided by (used in)
         operating activities                      6,603            --         28,235          2,775         (1,763)        35,850
                                                --------      --------       --------       --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                              (3,436)           --         (2,620)        (3,008)            --         (9,064)
Other                                             (1,989)           --             21            397          2,132            561
                                                --------      --------       --------       --------       --------       --------

     Net cash provided by (used in)
         investing activities                     (5,425)           --         (2,599)        (2,611)         2,132         (8,503)
                                                --------      --------       --------       --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on revolving
     credit agreement                            (35,100)           --             --             --             --        (35,100)
Other                                                 --            --             --           (236)            --           (236)
                                                --------      --------       --------       --------       --------       --------

     Net cash used in financing activities       (35,100)           --             --           (236)            --        (35,336)
                                                --------      --------       --------       --------       --------       --------

Increase (decrease) in cash and
     cash equivalents                            (33,922)           --         25,636            (72)           369         (7,989)

Intercompany accounts                             25,976            --        (25,986)         1,884         (1,874)            --

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                          12,115             1          1,145          5,513            194         18,968
                                                --------      --------       --------       --------       --------       --------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                              $  4,169      $      1       $    795       $  7,325       $ (1,311)      $ 10,979
                                                ========      ========       ========       ========       ========       ========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THREE MONTHS ENDED FEBRUARY 28, 1998
                                   PREDECESSOR


                                                                   GUARANTORS
                                                            --------------------------   NON-GUARANTORS
                                                            EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                                 ISSUER     HOLDINGS, INC.  GUARANTORS    SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                --------    --------------  ----------   --------------   ------------   --------
                                                                           (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                               $     648   $      --       $   4,785       $      66       $  (4,692)   $     807
Adjustments to reconcile net income
     (loss) to cash provided by (used in)
     operating activities:
     Equity in earnings of consolidated
         subsidiaries                              (4,785)         --             270              --           4,515           --
     Depreciation and amortization                  3,588          --           8,284             950              --       12,822
     Changes in assets and liabilities,
     net of effect of divestitures                (16,059)         --          (9,247)          2,019             575      (22,712)
                                                ---------   ---------       ---------       ---------       ---------    ---------

     Net cash provided by (used in)
         operating activities                     (16,608)         --           4,092           3,035             398       (9,083)
                                                ---------   ---------       ---------       ---------       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Subsidiary                               --    (180,005)             --              --         180,005           --
Capital expenditures                               (2,300)         --          (1,833)         (1,559)             --       (5,692)
Other                                                (956)         --              65            (846)            695       (1,042)
                                                ---------   ---------       ---------       ---------       ---------    ---------

     Net cash provided by (used in)
         investing activities                      (3,256)   (180,005)         (1,768)         (2,405)        180,700       (6,734)
                                                ---------   ---------       ---------       ---------       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt                        445,000          --              --              --              --      445,000
Reduction of long-term debt                      (250,000)         --              --              --              --     (250,000)
Borrowings under revolving credit
     agreement                                     79,100          --              --              --              --       79,100
Redemption of common stock                       (446,638)         --              --              --              --     (446,638)
Issuance of common stock                          180,005     100,001              --              --        (180,005)     100,001
Issuance of preferred stock                            --      80,005              --              --              --       80,005
Debt issue cost                                   (26,062)         --              --              --              --      (26,062)
Other                                                  --          --              --            (360)             --         (360)
                                                ---------   ---------       ---------       ---------       ---------    ---------

     Net cash provided by (used in)
         financing activities                     (18,595)    180,006              --            (360)       (180,005)     (18,954)
                                                ---------   ---------       ---------       ---------       ---------    ---------

Increase (decrease) in cash and
     cash equivalents                             (38,459)          1           2,324             270           1,093      (34,771)

Intercompany accounts                               1,740          --          (1,740)            899            (899)          --

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                           48,834          --             561           4,344              --       53,739
                                                ---------   ---------       ---------       ---------       ---------    ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                              $  12,115   $       1       $   1,145       $   5,513       $     194    $  18,968
                                                =========   =========       =========       =========       =========    =========

G.  LEGAL MATTERS

          For other information on legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K/A for the fiscal year ended November 30, 1998.

          Therma-Tru Corporation ("Therma-Tru") filed suit against Pease Industries, Inc. ("Pease") in January 1997 (the "Therma-Tru suit"). Therma-Tru amended its complaint adding the Subsidiary and Cambridge Industries, Inc. ("Cambridge") as additional defendants. Cambridge purchased the Subsidiary's former Plastics Division and the Subsidiary was obligated to defend the Therma-Tru suit as it relates to Cambridge. Therma-Tru and Pease have settled the Therma-Tru suit, and in the Stipulation and Order of Dismissal resolving the Therma-Tru suit, they have explicitly released both the Subsidiary and Cambridge without liability to either the Subsidiary or Cambridge as a result of the Therma-Tru suit.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

         As a result of the Acquisition as of February 24, 1998, which was accounted for as a purchase, the Company's results of operations and financial position for periods after February 24, 1998 are not comparable to those of prior periods. The unaudited condensed consolidated statement of income (loss) as of February 28, 1998 includes results of operations from (1) December 1, 1997 through February 24, 1998 of the Predecessor Company and (2) February 25 through February 28, 1998 of the Company. In addition to the effects of the Acquisition, other factors affecting the comparability of operations are the sale of the Trim Division in the fourth quarter in 1998 and the acquisition of Carpenter in the second quarter of 1999.

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                         Three Month   Six Months    Three Months  Three Months
                                            Ended        Ended          Ended         Ended
                                            May 31       May 31         May 31     February 28
                                             1999         1999           1998          1998
                                             ----         ----           ----          ----
                                                       (In millions of dollars)
                                                                                     Predecessor
Net sales by segment:
  Automotive                               $150.6        $254.3          $114.6        $103.8
  Machinery                                  63.6         116.7            68.9          64.4
  Industrial                                 35.6          73.3            36.4          37.6
                                            -----         -----           -----         -----
    Total                                  $249.8        $444.3          $219.9        $205.8
                                            =====         =====           =====         =====

Operating income by segment:
  Automotive                               $ 13.2        $ 21.5          $ 10.1        $  8.2
  Machinery                                   4.4           7.8             8.2           5.4
  Industrial                                  4.1           7.6             3.2           3.2
  Corporate overhead                         (5.7)        (10.6)          (23.0)         (5.8)
                                             ----         -----           -----          ----
    Total                                  $ 16.0        $ 26.3          $ (1.5)       $ 11.0
                                            =====         =====           =====         =====


         Net Sales. The Company's net sales were $249.8 million for the second quarter ended May 31, 1999, an increase of $29.9 million or 13.6% from the comparable period of 1998. Included in the results of the second quarter of 1999 are net sales of Carpenter, which was acquired in the second quarter of 1999, and included in the second quarter of 1998 are net sales of the Trim Division, which was sold in the fourth quarter of 1998. If the net sales of the Trim Division and Carpenter are excluded, the Company's quarterly net sales increased 0.2%. On a year-to-date basis, net sales increased 4.4% in 1999 from the comparable period in 1998. However if the net sales of the Trim Division and Carpenter are excluded, net sales decreased 0.9%.

         The Automotive Group's net sales in the second quarter of 1999, excluding Carpenter and the Trim Division, increased 6.1% over the same period in 1998. A substantial part of the increase is due to broader market penetration of precision-machined components over a wider customer base. The acquisition of Carpenter is expected to further expand the Company's product lines and its customer base for precision-machined components. Since the 1980's, original equipment manufacturers ("OEM's"), such as Ford and General Motors, have been outsourcing an increasing percentage of their production requirements. OEM's benefit from outsourcing because outside suppliers generally have significantly lower cost structures and can assist in shortening development periods for new products. The benefits of this trend have been somewhat offset by the effects of intense pricing pressures by the OEM's on their supplier base. Net sales for the Machinery Group in the second quarter of 1999 decreased 7.7% from the comparable period in 1998 due primarily to the declines in demand for heavy-duty forklift trucks and industrial cleaning and finishing systems. Net sales for the Industrial Group were down 2.1% in the second quarter of 1999. The decrease can be attributed in part to the timing of large boron shipments.

         Cost of Products Sold. Cost of products sold, which excludes depreciation expense, increased $28.2 million or 16.6% in the second quarter of 1999 from the comparable period in 1998. As a percentage of sales, cost of products sold was 79.2% for the three months ended May 31, 1999 compared to 77.1% for same period in the prior year. Excluding the results of Carpenter, which has a different cost structure than many of the other divisions in the Automotive Group, and the Trim Division, cost of sales as a percentage of sales was 77.9% and 76.8% in the three month periods ended May 31, 1999 and 1998, respectively, and 78.0% and 77.8% for the six month periods ended May 31, 1999 and 1998, respectively. Positive trends in the first quarter, such as productivity improvements and changes in product mix in certain operations in the Machinery Group, continued into the second quarter, but were offset by the effects of the decline in shipments of heavy-duty forklift trucks, which resulted in higher fixed costs on a per unit basis and start-up costs related to new multi-layer fuel transfer systems programs.

         Since the Company expects strong price pressure to continue across all product lines, particularly in the Automotive Group, the Company will continue to pursue productivity improvements and material cost reductions to mitigate such price pressures.

         Selling and Administrative. Selling and administrative expenses decreased $0.6 million or 2.8% in the second quarter of 1999 from the same period in 1998. Excluding those of Carpenter and the Trim Division, selling and administrative expenses were stable, decreasing 1.6% from the second quarter of 1998 to the second quarter of 1999. However, on a year to date basis, selling and administrative expenses, excluding those of Carpenter and the Trim Division, have increased 4.2%. The increase is due to expenses incurred by the Company as a result of the Acquisition in February 1998 which were not incurred in the first quarter of 1998, including management fees to Granaria Holdings B.V. and a long-term incentive program for managers.

         Management Compensation-Special. - The management compensation-special of $17.3 million in the second quarter of 1998 and $2.1 million in the first quarter of 1998 is a one-time item related to the Acquisition.

         Depreciation. Depreciation expense was $12.0 million and $9.8 million in the second quarters of 1999 and 1998, respectively, and $22.1 million and $18.8 million in the six months ended May 31, 1999 and 1998, respectively. Depreciation is not comparable due to the differences in asset bases as a result of the Acquisition in February 1998. Purchase accounting allows a company to take up to a year to allocate the purchase price to its assets and liabilities based on their fair values. Although the Acquisition took place in February, final adjustments to the fair values of plant, property and equipment and depreciation expense in 1998 were not made until November 1998, after appraisals had been obtained and analyzed. Other factors affecting the comparability of depreciation expense include the depreciation attributable to Carpenter in 1999 and the Trim Division in 1998.

         Amortization. Amortization of intangibles was $4.4 million and $4.5 million in the second quarters of 1999 and 1998, respectively, and $8.4 million and $8.3 million in the six months ended May 31, 1999 and 1998, respectively. Amortization is not comparable due to the differences in the asset bases as a result of the Acquisition in 1998 and the acquisition of Carpenter in 1999. In the first quarter of 1998, the reorganization value in excess of amounts allocable to identifiable assets of $65.1 million was being amortized over four years. In accordance with purchase accounting, this asset was not allocated a fair value in the Acquisition. The excess of acquired net assets over cost of $241.1 million, which resulted from the Acquisition, is being amortized over 15 years. However, the final adjustment of the amount of the excess of acquired net assets over cost and amortization thereof was not made until November 1998.

         Operating Income. Operating income (loss) was $16.0 million and $(1.5) million for the three months ended May 31, 1999 and 1998, respectively. Many factors affect the comparability of operating income in 1999 and 1998. Depreciation and amortization have been computed using different asset bases in 1999 than in 1998. Purchase accounting allows up to one year to allocate the purchase price to assets and liabilities based on fair value of those assets. The depreciation expense in the second quarter of 1998 was computed based on an estimate of those values while 1999 deprecation was computed on fair values based on appraisals. The final adjustments to the fair values of property, plant and equipment were made in the fourth quarter of 1998. This also affected amortization of intangible assets. There were management compensation - special expenses of $17.3 million in the second quarter of 1998 for which there were no comparable expenses in 1999. In addition, Carpenter was acquired in the second quarter of 1999 and the Trim Division was sold in the fourth quarter of 1998. After excluding all of these items, operating income decreased 15.8% in the second quarter of 1998 compared to the second quarter of 1999.

         Operating income of the Automotive Group increased $3.1 million or 31% in the second quarter of 1999 compared to the same period of the prior year. Excluding the results of Carpenter and the Trim Division and the effects of the changes in depreciation and amortization from 1998 to 1999, the increase was 4.0%. Increases in operating income resulting from volume increases due to increased market penetration were somewhat offset by start-up costs associated with new multi-layer fuel transfer systems programs. In the Machinery Group, operating income declined $3.8 million or 46% in the second quarter of 1999 from the same quarter in 1998. However, the majority of the increased depreciation resulting from the adjustment to asset bases affected the Machinery Group. In addition, a greater portion of the intangible asset associated with the Acquisition was allocated to the Machinery Group than was the intangible asset associated with the Reorganization. After considering these items, the decline in operating income in the Machinery Group was approximately 37%. Reasons for this decline include costs involved in moving production of forklift trucks to another facility, start-up costs at the second facility and decreases in volumes of forklift trucks and industrial cleaning and finishing machinery. Operating income of the Industrial Group increased $0.9 million or 28% in the second quarter of 1999 from the comparable period in 1998. However, the majority of this increase is due to the reallocation of intangible assets, which impacted the Machinery Group. Operating income remained relatively flat in the Industrial Group, if the affect of the reallocation of the intangible asset is excluded. Corporate overhead was flat excluding the $17.3 million of management compensation - special in 1998.

         For the six months ended May 31, 1999, operating income was $26.3 million. After excluding the effects of the difference in depreciation and amortization, the Acquisition of Carpenter, the divestiture of Trim Division and the management compensation - special, operating income decreased 14.4% from the comparable period in 1998 for the same reasons discussed above.

         Interest Expense. Interest expense for the three months ended May 31, 1999 and 1998 was $12.1 million and $12.6 million, respectively and was $23.4 million and $19.5 million for the six months ended May 31, 1999 and 1998, respectively. Upon the Acquisition, the Company repaid $250.0 million of subordinated debentures, and borrowed $524.1 million in new debt, which accounts for the increase in year-to-date interest expense in 1999. The decrease in interest expense in the second quarter is due to both a decline in the base rate of borrowings subject to variable interest rates and low level of borrowing on the Revolving Credit Facility in March 1999, prior to the acquisition of Carpenter.

         Income Taxes. Income taxes were $1.7 million and $(4.5) million in the three months ended May 31, 1999 and 1998, respectively, and $2.0 million and $(.4) million in the six months ended May 31, 1999 and 1998, respectively. Effective tax rates vary for a number of reasons including: 1) the amortization of the reorganization value in excess of amounts allocable to identifiable assets in the first quarter of 1998 was not deductible for tax purposes while a substantial portion of the amortization of the excess of acquired net assets over costs created during the Acquisition is deductible; 2) the amortization of the excess of acquired net assets over costs created upon the acquisition of Carpenter is not deductible for tax purposes; and 3) the effect of income taxes in countries with higher tax rates, such as Germany, varies as income in those countries varies in proportion to the Company's total income.

         Net Income. The income (loss) for the three months ended May 31, 1999 and 1998 was $2.4 million and $(9.3) million, respectively, $1.2 million for the six months ended May 31, 1999 and $0.8 million for the three months ended February 28, 1998. However, the comparability of net income has been significantly affected as discussed above, by the Acquisition and the application of purchase accounting, the effects of the Trim Division, which was sold in the fourth quarter of 1998 and the impact of the Carpenter acquisition in the second quarter of 1999.

         Net income (loss) attributable to common share holders was reduced (increased) by dividends accreted on the 11-3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") of $2.6 million and $2.5 million for the three months ended May 31, 1999 and 1998, respectively, to $(0.3) million and $(11.8) million. Net income applicable to common shareholders was reduced by preferred stock dividends of $5.1 million in the six months ended May 31, 1999 to $(3.9) million. Since the Preferred Stock was issued upon the Acquisition, net income applicable to common shareholders of $0.8 million for the three months ended February 28, 1998 was not reduced.


LIQUIDITY AND CAPITAL RESOURCES

Other financial data is as follows:

                                                Six Months            Three Months           Three Months
                                               Ended May 31           Ended May 31         Ended February 28
                                                   1999                   1998                   1998
                                                   ----                   ----                   ----
                                                                (in million of dollars)
                                                                                               Predecessor
EBITDA                                           $  58.1                $  30.8                $  27.0
Cash provided by (used
 in) operating activities                           21.5                   35.9                   (9.1)
Cash used in investing activities                  (72.8)                  (8.5)                  (6.7)
Cash provided by (used in)
  financing activities                              48.9                  (35.3)                 (19.0)
Preferred stock dividends accreted                   5.1                    2.5                     --
Earnings/fixed charges and preferred
  stock dividends                                    .93x                   N/M                   1.69x


EBITDA

         The Company's EBITDA is defined by the terms of the Preferred Stock and the Indenture for the 9 3/8% Senior Subordinated Notes as earnings before interest expense, income taxes, depreciation and amortization, certain one-time management compensation expenses and other non-cash charges. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or to cash flows from operating activities, as determined by generally accepted accounting principles, as a measure of the Company's operating performance or liquidity, respectively. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments.

The Company's EBITDA for the six months ended May 31, 1999 was $58.1 million up from $57.8 million from the same period of the comparable year or 0.6%. The increases resulting from the Carpenter Acquisition, better market penetration in the Automotive Group and better product mix of special purpose batteries were offset by decreases resulting from the costs of moving forklift production to another facility and start up costs related to certain multi-layer fuel systems.

Operating Activities

         Cash provided by operating activities was $21.5 million, and $26.8 million for the six months ended May 31, 1999, and 1998 and consisted of the following:

                                                    Six Months Ended May 31,
                                                      1999            1998
                                                      ----            ----

                                                    (in millions of dollars)

         Operating income                           $  26.3         $   9.5
            Depreciation and amortization,
              excluding amortization of
              deferred financing costs                 30.5            27.1
            Income taxes paid                          (8.0)            (.3)
            Interest paid                             (21.6)          (13.5)
            Working capital and other                  (5.7)            4.0
                                                    -------         -------
                                                    $  21.5         $  26.8
                                                    =======         =======


         Income taxes paid in 1999 relate primarily to foreign taxes and Federal income tax payments relating to increasing income. Interest paid in 1999 includes interest relating to the Subordinated Notes, which is due semiannually, March 1 and September 1. The higher debt level since the Acquisition has resulted in more interest. The increases in working capital for the six months ended May 31, 1999 can be attributed in part to the preparation of large boron shipments scheduled in the third and fourth quarters of 1999. In 1998, a large boron order was shipped in the first quarter.

Investing Activities

         Cash used in investing activities was $72.8 million and $15.2 million in the six months ended May 31, 1999 and 1998, respectively. Early in the first quarter of 1999, the Company received $12.4 million in cash relating to the sale of the Trim Division, which was effective as of October 31, 1998. Capital expenditures for the six months ended May 31, 1999 were $24.4 million compared to $14.8 million for the same period in 1998. Besides expenditures to complete a new plant in Mt. Pleasant, Michigan for Carpenter and a small expansion to a plant manufacturing bulk pharmaceuticals in 1999, these expenditures generally related to capital needed for new programs and maintenance. The Company anticipates capital expenditures will be approximately $24.0 million for the remaining six months of 1999.

         On April 14, 1999, the Company completed the acquisition of Carpenter, a manufacturer of precision-machined automotive parts. This acquisition is expected to expand both the Company's product lines and its customer base for precision-machined automotive products. The total consideration included approximately $41.0 million in cash, which was financed from the Revolving Credit Facility and approximately $31.0 million of existing indebtedness of Carpenter, of which approximately $18.6 million was refinanced from the Company's Revolving Credit Facility. The remainder of Carpenter's debt was assumed. The acquisition was accounted for as a purchase and was effective March 1, 1999 for accounting purposes.



Financing Activities

         Cash provided from financing activities was $48.9 million in the first six months of 1999, due primarily to borrowings under the Credit Agreement to finance the acquisition of Carpenter. Cash used in financing activities was $54.3 million for the comparable period in 1998 as the Company repaid borrowings during the second quarter of 1998 and used cash in the issuance of new debt and stock and cancellation of old issuances in connection with the Acquisition during the first quarter of 1998.


         As of May 31, 1999, letters of credit outstanding against the Revolving Credit Facility were $50.7 million. This coupled with the $79.0 million in outstanding borrowings at May 31, 1999, left the Company with available borrowing capacity of approximately $30.3 million at that date. After the amendment of the Credit Agreement was completed in June 1999, the available borrowing capacity was $34.8 million. The Company anticipates the sale of its Ross Aluminum Division will close in the third quarter of 1999. The proceeds from this transaction will reduce outstanding borrowings against the Revolving Credit Facility. The European operations had $16.8 million of borrowing capacity at May 31, 1999.

Earnings to Fixed Charges and Preferred Stock Dividends

         The earnings to fixed charges and preferred stock dividends for the six months ended May 31, 1999 were .93x and earnings were insufficient to cover fixed charges and preferred stock dividends by $1,953 in that period.

         The earnings to fixed charges and preferred stock dividends for the three months ended May 31, 1998 is not meaningful. Earnings were insufficient to cover fixed charges and preferred stock dividends by $16,295 in this period. However, one time management compensation expenses of $17,321 are included in this period. Excluding this item, earnings would have been insufficient to cover fixed charges and preferred dividends by $1,026.


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

         Due to the diverse nature of the Company's operations, each operating division has its own discrete computer systems. The Company currently has a Year 2000 program in place, which includes a comprehensive review to identify the areas of concern in each of the systems affected by the Year 2000 issue and follows up with design and implementation of measures to address those issues. The Company is assessing its information technology systems such as business computing systems, end user computer systems and technical infrastructure, as well as embedded systems commonly found in manufacturing and service equipment, testing equipment and environmental operations. The assessments also include the Company's products and evaluation of the readiness of its suppliers and service providers.

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

         The Company's divisions have substantially completed the inventory and assessment phases and are working on remediation and testing. The Company expects that all divisions will have implemented initial remediation attempts and testing thereof by September 30, 1999. The final step of the program is review by the Company's outside consultant for Year 2000 readiness, a review that is ongoing, to ensure that procedures are properly documented and that modifications or upgrades will not interfere with the Company's preparedness. The Company maintains a record of its progress to date, and publishes reports for each of its divisions on its web site at www.epcorp.com.

         The Company's remaining costs to remediate the Year 2000 problem are not expected to exceed $2.0 million. Of this amount, approximately $0.8 million will be spent in the form of capital for systems replacement and approximately $0.6 million will be incremental costs. The remaining costs relate to the redeployment of the Company's existing resources to assess and remediate the Year 2000 problem. Projects being deferred by this issue include items such as system enhancements that would improve performance or functionality. Through May 31, 1999, the Company estimates it has spent approximately $3.8 million in assessing and remediating the Year 2000 problem, of which $1.0 million was for capital equipment and $1.8 million related to incremental costs.

         The Company suspects its greatest risk lies within its financial computer systems and Electronic Data Interchange ("EDI") capabilities with its customers and suppliers. The Company relies on customer requirements and outside services for most of its EDI capabilities and therefore is dependent on such parties addressing Year 2000 issues. If these systems were to fail, the Company would encounter difficulty performing functions such as compiling financial data, invoicing customers, accepting electronic customer orders or informing customers electronically of shipments. While some of these functions could be performed manually, the Company presently is not certain what the extent of the impact on operations would be. There is also risk associated with certain suppliers, including utility companies, over which the Company has limited control.

         Each Division is presently working on contingency plans on a case by case basis to address issues related to potential failures of critical systems due to Year 2000 problems, and most of those plans have been completed. The Company is in the process of reviewing those plans and summarizing them. The Company expects to finalize this process by September 30, 1999. The Company believes that the most likely worst case scenario will be limited to isolated disruptions that will affect individual business processes, facilities, suppliers or customers for a relatively short time.

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


ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for gains and losses resulting from changes in fair value of a derivative depends on the its intended use and the resulting designation. The provisions of this statement are not effective for the fiscal year ending November 30, 1999. The Company has not yet determined the impact this statement will have on its financial position or the results of its operations. The FASB has issued two additional pronouncements since June 1998, neither of which is applicable to the Company.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Both the Company's Term Loan Facility and Revolving Credit Facility under the Credit Agreement bear interest at a variable rate equal to either (a) the average daily rate on overnight U.S. federal funds transactions ("Federal Funds Rate"), or (b) the London Interbank Offered Rate shown on Telerate Page 3750 for the applicable interest period ("LIBOR"), plus, in either case, an applicable spread.

         On February 26, 1998, the Company entered into a three year interest rate swap agreement with its lead bank to partially hedge its interest rate risk on loans under the Credit Agreement. Under this agreement, the Company pays a fixed rate of 5.805% on a notional amount of $150.0 million and receives LIBOR on that amount. This swap transaction effectively fixes the interest rate on $150.0 million of debt outstanding under the Credit Agreement at 5.805% plus the applicable spread for the duration of the interest rate swap.

         The Credit Agreement was amended in May 1999 to increase the Revolving Credit Facility, reduce the Term Loan Facility and provide for the Securitization. In June 1999, approximately $120.5 million in term loans were repaid upon the closing of the transaction with the proceeds from the Securitization of $65.0 million and additional borrowings under the Revolving Credit Facility. The interest rate swap agreement was not impacted by this transaction; however, it does not cover debt outstanding under the Securitization.

         Loans under the Securitzation bear interest at a variable rate equal to market rates on commercial paper having similar terms. As of May 31, 1999, $285.4 million in debt was outstanding under the Credit Agreement, of which interest on $150.0 million is essentially fixed by the interest rate swap agreement. The remaining $135.4 million of debt outstanding bears interest at the variable rates under either the Revolving Credit Agreement or Securitization as described above. Accordingly a 1% increase in both the applicable index rates would result in additional interest expense of $1.4 million per year assuming no change in the level of borrowing.

     PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On June 30, 1999, a Stipulation and Order of Dismissal was entered in the U.S. District Court for the Eastern District of Michigan (the "Therma-Tru Order"). The Therma-Tru Order dismissed the suit filed by Therma-Tru Corporation ("Therma-Tru"), initially against only Pease Industries, Inc. ("Pease"), and which later added the Subsidiary and Cambridge Industries, Inc. ("Cambridge") as additional defendants. The result of this dismissal is that the Subsidiary and Cambridge have explicitly been released from liability to Therma-Tru or Pease, and the Company believes it will have no further liability as a result of this suit.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


10.36 Voting Trust Agreement dated as of November 16, 1998, by and among certain shareholders of Eagle-Picher Holdings, Inc. and Granaria Holdings B.V.


10.37 Stock Purchase Agreement dated April 8, 1999 between Hillsdale Tool & Manufacturing Co., Charterhouse Automotive Group Inc. and the Shareholders of Charterhouse Automotive Group,Inc. *

10.38 Shareholders Agreement dated April 12, 1999 among Granaria Holdings B.V., Eagle-Picher Holdings, Inc., Eagle-Picher Industries, Inc., and certain shareholders of Eagle-Picher Holdings, Inc.

10.39 Voting Trust Agreement dated April 13, 1999 between certain shareholders of Eagle- Picher Holdings, Inc. and Granaria Holdings B.V. as voting trustee.

10.40 Amendment to Credit Agreement and Consent, dated as of May 18, 1999, among Eagle- Picher Industries, Inc., the lenders party thereto, ABN AMRO Bank N.V., as Agent, PNC Bank, National Association, as Documentation Agent, and NBD Bank, N.A., as Syndication Agent.

10.41 Receivables Loan Agreement dated as of May 18, 1999 among Eagle-Picher Acceptance Corporation, Eagle-Picher Industries, Inc., ABN AMRO Bank N.V., the Lender Agents, the Related Bank Lenders, Amsterdam Funding Corporation and the Other Conduit Lenders.

10.42 Receivables Purchase Agreement dated as of May 18, 1999 between Eagle-Picher Industries, Inc. and Eagle-Picher Acceptance Corporation.

10.43 Receivables Purchase Agreement dated as of May 18, 1999 between Carpenter Enterprises Limited and Eagle-Picher Acceptance Corporation.

10.44 Receivables Purchase Agreement dated as of May 18, 1999 between Daisy Parts, Inc. and Eagle-Picher Acceptance Corporation.

10.45 Receivables Purchase Agreement dated as of May 18, 1999 between Eagle-Picher Development Company and Eagle-Picher Acceptance Corporation.

10.46 Receivables Purchase Agreement dated as of May 18, 1999 between Eagle-Picher Fluid Systems, Inc. and Eagle-Picher Acceptance Corporation.

10.47 Receivables Purchase Agreement dated as of May 18, 1999 between Eagle-Picher Minerals, Inc. and Eagle-Picher Acceptance Corporation.

10.48 Receivables Purchase Agreement dated as of May 18, 1999 between Eagle-Picher Technologies, LLC and Eagle-Picher Acceptance Corporation.

10.49 Receivables Purchase Agreement dated as of May 18, 1999 between Hillsdale Tool & Manufacturing Co. and Eagle-Picher Acceptance Corporation.

10.50 Receivables Purchase Agreement dated as of May 18, 1999 between Michigan Automotive Research Corporation and Eagle-Picher Acceptance Corporation.

27.1     Financial Data Schedule

*  Incorporated by reference to Form 8-K filed April 21, 1999.


(b) Reports on Form 8-K

         Form 8-K was filed on April 21, 1999 describing the acquisition of the outstanding stock of Charterhouse Automotive Group, Inc. ("Charterhouse") by the Company's indirectly wholly-owned subsidiary Hillsdale tool Manufacturing Co. Charterhouse was a holding Company who was the indirect parent of Carpenter Enterprises Limited, a supplier of precision-machined components to the automotive industry. Charterhouse was merged into Carpenter immediately following the acquisition. Form 8-K/A was filed May 25, 1999 and included the following financial statements.

         Financial Statements of Carpenter Enterprises Ltd.

            o Condensed Statements of Income for the six months ended December 31, 1998 and 1997 (unaudited)

            o Condensed statements of Cash Flow for the six months ended December 31, 1998 and 1997 (unaudited)

            o  Condensed Balance Sheet as of December 31, 1998 (unaudited)

            o  Report of Independent Auditors

            o  Balance Sheet as of June 30, 1998

            o Statement of Operations and Retained Earnings for the year ended June 30, 1998

            o  Statement of Cash Flows for the year ended June 30, 1998

            o  Notes to Financial Statements

         Pro Forma Financial Information

            o  Pro Forma Condensed Combined Financial Statements - Summary

            o Pro Forma Condensed Combined Balance sheet as of February 28, 1999 with Notes thereon

            o Pro Forma Condensed Combining Statements of Income (Loss) for the Nine Months ended November 30, 1998 and for the three months ended February 28, 1998 with Notes thereon

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                EAGLE-PICHER HOLDINGS, INC.



                                                /s/ Carroll D. Curless
                                                --------------------------------
                                                Carroll D. Curless
                                                Vice President and Controller

                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)




DATE   June 29, 1999
    ----------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                EAGLE-PICHER INDUSTRIES, INC.



                                                /s/ Carroll D. Curless
                                                --------------------------------
                                                Carroll D. Curless
                                                Vice President and Controller

                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)




DATE   June 29, 1999
    ----------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                DAISY PARTS, INC.



                                                /s/ Gary M. Freytag
                                                --------------------------------
                                                Gary M. Freytag
                                                Vice President and Treasurer
                                                (Principal Financial Officer)





DATE   June 29, 1999
    -----------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          EAGLE-PICHER DEVELOPMENT COMPANY, INC.



                                          /s/ Gary M. Freytag
                                          --------------------------------------
                                          Gary M. Freytag
                                          Vice President and Treasurer
                                          (Principal Financial Officer)





DATE   June 29, 1999
    -----------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                EAGLE-PICHER FAR EAST, INC.



                                                /s/ Gary M. Freytag
                                                --------------------------------
                                                Gary M. Freytag
                                                Vice President and Treasurer
                                                (Principal Financial Officer)





DATE   June 29, 1999
    -----------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                EAGLE-PICHER FLUID SYSTEMS, INC.



                                                /s/ Gary M. Freytag
                                                --------------------------------
                                                Gary M. Freytag
                                                Treasurer
                                                (Principal Financial Officer)





DATE   June 29, 1999
    -----------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                EAGLE-PICHER MINERALS, INC.



                                                /s/ Gary M. Freytag
                                                --------------------------------
                                                Gary M. Freytag
                                                Vice President and Treasurer
                                                (Principal Financial Officer)





DATE   June 29, 1999
    -----------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                EAGLE-PICHER TECHNOLOGIES, LLC



                                                /s/ R. Doug Wright
                                                --------------------------------
                                                R. Doug Wright
                                                Vice President, Controller
                                                and Chief Financial Officer





DATE   June 29, 1999
    -----------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              HILLSDALE TOOL & MANUFACTURING CO.



                                              /s/ Gary M. Freytag
                                              ----------------------------------
                                              Gary M. Freytag
                                              Vice President and Treasurer
                                              (Principal Financial Officer)





DATE   June 29, 1999
    -----------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MICHIGAN AUTOMOTIVE RESEARCH CORPORATION



                                       /s/ Terence J. Rhoades
                                       ----------------------------------------
                                       Terence J. Rhoades
                                       Secretary and Treasurer
                                       (Principal Financial Officer)




DATE   June 29, 1999
    -----------------------

                                 EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------

10.36 Voting Trust Agreement dated as of November 16, 1998, by and among certain shareholders of Eagle-Picher Holdings, Inc. and Granaria Holdings B.V.

10.37 Stock Purchase Agreement dated April 8, 1999 between Hillsdale Tool & Manufacturing Co., Charterhouse Automotive Group, Inc. and the Shareholders of Charterhouse Automotive Group, Inc. *

10.38 Shareholders Agreement dated April 12, 1999 among Granaria Holdings B.V., Eagle-Picher Holdings, Inc., Eagle-Picher Industries, Inc., and certain shareholders of Eagle-Picher Holdings, Inc.

10.39 Voting Trust Agreement dated April 13, 1999 between certain shareholders of Eagle-Picher Holdings, Inc. and Granaria Holdings B.V. as voting trustee.

10.40 Amendment to Credit Agreement and Consent, dated as of May 18, 1999, among Eagle-Picher Industries, Inc., the lenders party thereto, ABN AMRO Bank N.V., as Agent, PNC Bank, National Association, as Documentation Agent, and NBD Bank, N.A., as Syndication Agent.

10.41 Receivables Loan Agreement dated as of May 18, 1999 among Eagle-Picher Acceptance Corporation, Eagle-Picher Industries, Inc., ABN AMRO Bank N.V., the Lender Agents, the Related Bank Lenders, Amsterdam Funding Corporation and the Other Conduit Lenders.

10.42 Receivables Purchase Agreement dated as of May 18, 1999 between Eagle- Picher Industries, Inc. and Eagle-Picher Acceptance Corporation.

10.43 Receivables Purchase Agreement dated as of May 18, 1999 between Carpenter Enterprises Limited and Eagle-Picher Acceptance Corporation.

10.44 Receivables Purchase Agreement dated as of May 18, 1999 between Daisy Parts, Inc. and Eagle-Picher Acceptance Corporation.

10.45 Receivables Purchase Agreement dated as of May 18, 1999 between Eagle-Picher Development Company and Eagle-Picher Acceptance Corporation.

10.46 Receivables Purchase Agreement dated as of May 18, 1999 between Eagle-Picher Fluid Systems, Inc. and Eagle-Picher Acceptance Corporation.

10.47 Receivables Purchase Agreement dated as of May 18, 1999 between Eagle-Picher Minerals, Inc. and Eagle-Picher Acceptance Corporation.

10.48 Receivables Purchase Agreement dated as of May 18, 1999 between Eagle-Picher Technologies, LLC and Eagle-Picher Acceptance Corporation.

10.49 Receivables Purchase Agreement dated as of May 18, 1999 between Hillsdale Tool & Manufacturing Co. and Eagle-Picher Acceptance Corporation.

10.50 Receivables Purchase Agreement dated as of May 18, 1999 between Michigan Automotive Research Corporation and Eagle-Picher Acceptance Corporation.

27.1 Financial Data Schedule (submitted electronically to the Securities and Exchange Commission for its information)



*  Incorporated by reference to Form 8-K filed April 21, 1999.