Form 10-Q
period 1999-08-31
EAGLE PICHER HOLDINGS INC; EAGLE PICHER INDUSTRIES INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER FLUID SYSTEMS INC; EAGLE PICHER MINERALS INC; HILLSIDE TOOL & MANUFACTURING CO; MICHIGAN AUTOMOTIVE RESEARCH CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 1999-09-27
CIK 1059364, 30927, 1059567, 1059568, 1059570, 1059571, 1059572, 1059573, 1059575, 1059576

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended August 31, 1999        Commission file number 333-49957-01
                                                                   -------------



                         EAGLE-PICHER HOLDINGS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                    13-3989553
---------------------------------      -----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


         250 East Fifth Street, Suite 500, Cincinnati, Ohio    45202
--------------------------------------------------------------------------------
         (Address of principal executive offices)             Zip Code


Registrant's telephone number, including area code       513-721-7010
                                                  ---------------------------


                               (Not Applicable)
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark whether the additional registrant, Eagle-Picher Industries, Inc., has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                                                                 ---   ---

625,001 shares of Class A common capital stock, $.01 par value each, were outstanding at September 24, 1999.

374,999 shares of Class B common capital stock, $.01 par value each, were outstanding at September 24, 1999.

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

                                TABLE OF CONTENTS



                                                                      Page
                                                                     Number
                                                                     ------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements............................................ 4

     Condensed Consolidated Statements of Income (Loss)(Unaudited)....... 4
     Condensed Consolidated Balance Sheets (Unaudited)................... 5
     Condensed Consolidated Statements of Cash Flows (Unaudited)......... 7
     Notes to Condensed Consolidated Financial Statements (Unaudited).... 9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......31


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................32

Signatures...............................................................33

Exhibit Index............................................................43

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                           EAGLE-PICHER HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)(UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                         Three Months Ended        Nine Months     Six Months    Three Months
                                              August 31               Ended          Ended          Ended
                                      ------------------------      August 31      August 31     February 28
                                         1999          1998           1999           1998           1998
                                      ---------      ---------      ---------      ---------      ---------

                                                                                                 Predecessor

Net Sales                             $ 231,308      $ 206,356      $ 675,569      $ 426,277      $ 205,842
                                      ---------      ---------      ---------      ---------      ---------

Operating Costs and Expenses:
Cost of Products sold (exclusive
  of depreciation)                      185,283        163,518        534,786        333,093        162,796
Selling and administrative               17,874         18,042         55,859         38,329         17,141
Management compensation - special            --          4,395             --         21,716          2,056
Depreciation                             11,836          9,644         33,901         19,417          8,983
Amortization of intangibles               4,413          4,244         12,828          8,741          3,839
Loss (gain) on sales of assets              148             --            137             --             --
                                      ---------      ---------      ---------      ---------      ---------
                                        219,554        199,843        637,511        421,296        194,815
                                      ---------      ---------      ---------      ---------      ---------

Operating Income                         11,754          6,513         38,058          4,981         11,027

Interest expense                        (14,137)       (12,132)       (37,586)       (24,686)        (6,940)
Other income                                659            681            985          1,007            820
                                      ---------      ---------      ---------      ---------      ---------

Income (Loss) Before Taxes               (1,724)        (4,938)         1,457        (18,698)         4,907

Income Taxes (Benefit)                      350         (1,135)         2,300         (5,596)         4,100
                                      ---------      ---------      ---------      ---------      ---------

Net Income (Loss)                     $  (2,074)     $  (3,803)     $    (843)     $ (13,102)     $     807
                                      =========      =========      =========      =========      =========

Income (Loss) Applicable to
  Common Shareholders                 $  (4,714)     $  (6,338)     $  (8,617)     $ (17,990)     $     807
                                      =========      =========      =========      =========      =========

Income (Loss) per Common Share        $   (4.71)     $   (6.34)     $   (8.62)     $  (17.99)     $     .08
                                      =========      =========      =========      =========      =========

Comprehensive Loss                    $  (1,561)     $  (4,329)     $  (3,035)     $ (12,975)     $  (1,002)
                                      =========      =========      =========      =========      =========

See accompanying notes to the condensed consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                   August 31    November 30
ASSETS                                                1999         1998
                                                    --------     --------
CURRENT ASSETS
  Cash and cash equivalents                         $  4,957     $ 13,681
  Receivables, less allowances                       142,061      144,844
  Inventories:
    Raw materials and supplies                        60,520       52,384
    Work in process                                   29,018       20,641
    Finished goods                                    16,943       15,848
                                                    --------     --------
                                                     106,481       88,873
  Prepaid expenses                                     9,649        8,338
  Deferred income taxes                               12,129       10,851
                                                    --------     --------

        Total current assets                         275,277      266,587
                                                    --------     --------

PROPERTY, PLANT AND EQUIPMENT                        351,775      279,061
  Less accumulated depreciation                       62,301       30,524
                                                    --------     --------
        Net property, plant and equipment            289,474      248,537
                                                    --------     --------


EXCESS OF ACQUIRED NET ASSETS OVER COST, net of
 accumulated amortization of $25,128 and
 $12,300, respectively                               239,230      228,910
                                                    --------     --------


OTHER ASSETS                                          76,855       72,293
                                                    --------     --------

        Total Assets                                $880,836     $816,327
                                                    ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $ 59,328     $ 50,307
  Long-term debt - current portion                    22,125       25,173
  Income taxes                                         2,919        6,282
  Other current liabilities                           77,673       74,260
                                                    --------     --------
        Total current liabilities                    162,045      156,022

LONG-TERM DEBT - less current portion                518,197      459,183

DEFERRED INCOME TAXES                                 10,404        8,304

OTHER LONG-TERM LIABILITIES                           25,244       24,819
                                                    --------     --------

        Total Liabilities                            715,890      648,328
                                                    --------     --------

11-3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE
 PREFERRED STOCK; authorized 50,000 shares;
 issued and outstanding 14,191 shares                 95,161       87,387
                                                    --------     --------

                          EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                       August 31     November 30
                                                         1999            1998
                                                       ---------      ---------
SHAREHOLDERS' EQUITY
  Class A Common stock, authorized 625,001 shares,
    $.01 par value each; issued and outstanding
    625,001 shares                                             6              6

  Class B Common stock, authorized 374,999 shares,
    $.01 par value each; issued and outstanding
    374,999 shares                                             4              4

  Additional paid-in capital                              99,991         99,991
  Deficit                                                (30,363)       (21,746)
  Other comprehensive income                                 147          2,357
                                                       ---------      ---------


        Total Shareholders' Equity                        69,785         80,612
                                                       ---------      ---------


        Total Liabilities and Shareholders' Equity     $ 880,836      $ 816,327
                                                       =========      =========


See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                       Nine Months        Six Months         Three Months
                                                         Ended               Ended              Ended
                                                        August 31          August 31          February 28
                                                          1999                1998               1998
                                                        ---------           --------           ---------

                                                                                              Predecessor

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $    (843)          $(13,102)          $     807
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                     48,851             29,522              12,822
         Proceeds from insurance settlement                    --             13,659                  --
         Changes in assets and liabilities,
          net of effect of acquisitions and
          divestitures:
            Receivables                                     7,701             15,848              (3,681)
            Inventories                                   (12,587)             4,435              (2,235)
            Accounts payable                               (5,677)            (6,837)             (2,787)
            Accrued liabilities                             1,516             25,205              (5,488)
            Other                                          (4,026)            (4,784)             (8,521)
                                                        ---------           --------           ---------


              Net cash provided by (used in)
              operating activities                         34,935             63,946              (9,083)
                                                        ---------           --------           ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of division                          12,400                 --                  --
   Acquisition                                            (60,209)                --                  --
   Capital expenditures                                   (39,860)           (16,053)             (5,692)
   Other                                                      517                 94              (1,042)
                                                        ---------           --------           ---------
               Net cash used in
               investing activities                       (87,152)           (15,959)             (6,734)
                                                        ---------           --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                                  --                 --             445,000
   Reduction of long-term debt                           (136,522)            (2,580)           (250,000)
   Net borrowings (repayments) under revolving
     credit agreements                                    180,285            (43,253)             78,740
   Redemption of common stock                                  --                 --            (446,638)
   Issuance of common stock                                    --                 --             100,001
   Issuance of preferred stock                                 --                 --              80,005
   Debt issuance cost                                         (54)                --             (26,062)
   Other                                                     (216)               (23)                 --
                                                        ---------           --------           ---------
              Net cash provided by (used in)
              financing activities                         43,493            (45,856)            (18,954)
                                                        ---------           --------           ---------

                          EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                       Nine Months       Six Months       Three Months
                                                         Ended              Ended            Ended
                                                        August 31         August 31        February 28
                                                          1999               1998             1998
                                                        --------           -------          --------

                                                                                           Predecessor

Net increase (decrease) in cash and
 cash equivalents                                         (8,724)            2,131           (34,771)

Cash and cash equivalents, beginning of period            13,681            18,968            53,739
                                                        --------           -------          --------
Cash and cash equivalents, end of period                $  4,957           $21,099          $ 18,968
                                                        ========           =======          ========




Supplemental cash flow information:                      1999                1998
                                                         ----                ----
  Cash paid during the nine months ended August 31:
     Interest paid                                     $29,527             $19,060
     Income taxes paid, net                            $10,122             $ 4,446

  Cash paid during the three months ended August 31:
     Interest paid                                     $ 7,968             $ 6,250
     Income taxes paid, net                            $ 2,124             $ 4,141


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

      The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the nine months ended August 31, 1999, the six months ended August 31, 1998 and the three months ended August 31, 1999 and 1998, and February 28, 1998. (See Note B.) Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

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

          The acquisition of Charterhouse was effective as of March 1, 1999 for accounting purposes and was accounted for as a purchase. The preliminary allocation of the purchase price has been determined based on estimates of fair value and is subject to change. Appraisals are currently being completed to value property, plant and equipment. The excess of the purchase price over the assessed values of those assets has been allocated to goodwill. The Company expects to finalize the purchase price allocation by November 30, 1999. Other than adjustments to record property, plant and equipment at fair value, adjustments are not expected to be material.

          The following pro forma information for the nine months ended August 31, 1999 and 1998 gives effect to the acquisition of Carpenter as if it had been consummated on December 1, 1998 and 1997, respectively. This information is not necessarily indicative of either the future results of operations or the results of operations that would have occurred if those events had been consummated on the indicated dates.

                                                           Nine Months Ended
                                                               August 31
                                                      ---------------------------
                                                      1999                   1998
                                                      ----                   ----
                                           (Dollars in thousands, except per share amounts)
                                                            (unaudited)

         Net sales                                $   707,100           $   698,200

         Net income (loss)                        $    (1,100)          $   (12,100)

         Net income (loss) applicable
           to common shareholders                 $    (8,928)          $   (16,988)

         Net loss per common share                $     (8.93)          $    (16.99)

         Average number of common shares            1,000,000             1,000,000



D. BASIC EARNINGS PER SHARE

          The calculation of net income (loss) per share is based upon the average number of common shares outstanding, which was 1,000,000 in the three months and nine months ended August 31, 1999 and in the three months and six months ended August 31, 1998 and 9,600,071 in the three months ended February 28, 1998. Prior to the Acquisition, 10,000,000 shares were outstanding. The net loss applicable to common shareholders represents the net income reduced by, or the net loss increased by, accreted dividends on preferred stock of $2.6 million and $7.8 million for the three and nine months ended August 31, 1999, respectively, and $2.5 million and $4.9 million for the three months and six months ended August 31, 1998, respectively. No potential common stock was outstanding during the nine months ended August 31, 1999 or 1998.


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

          In connection with the Securitization, the Company will sell its domestic trade receivables on an ongoing basis to a wholly-owned, consolidated subsidiary, Eagle-Picher Acceptance Corporation. The receivables are then used as security for loans made under a separate revolving credit facility providing up to $75.0 million. In addition, the Credit Agreement was amended to increase the amount available for borrowings under the Revolving Credit Facility from $160.0 million to $220.0 million and allow the Company to repay two of the term loans under the Term Loan Facility without requiring that the third term loan be ratably reduced.

          Interest rate spreads under the Credit Agreement increased by .25% and loans outstanding under the Securitization are at variable rates equal to market rates on commercial paper with fees of .75% on 102% of the maximum amount available. Approximately $120.5 million in term loans were repaid upon closing of this transaction with the proceeds from the Securitization of $65.0 million and additional borrowings under the revolving Credit Facility.


F. SUPPLEMENTAL GUARANTOR INFORMATION

     Upon closing of the Acquisition, the Subsidiary issued $220.0 million in senior subordinated notes ("Subordinated Notes") in addition to its borrowings under the Credit Agreement. Both the Credit Agreement and the Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by the Company and certain of the Subsidiary's wholly-owned domestic subsidiaries ("Subsidiary Guarantors") including Carpenter and Eagle-Picher Acceptance Corporation. Management has determined that full financial statements and other disclosures concerning the Subsidiary or the Subsidiary Guarantors would not be material to investors and such financial statements are not presented. The following supplemental condensed combining financial statements present information regarding the Subsidiary, the Subsidiary Guarantors and the subsidiaries that did not guarantee the debt.

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

                          EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                       THREE MONTHS ENDED AUGUST 31, 1999

                                                            GUARANTORS
                                                    --------------------------   NON-GUARANTORS
                                                     EAGLE-PICHER   SUBSIDIARY      FOREIGN
                                          ISSUER    HOLDINGS, INC.  GUARANTORS    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                          ------    --------------  ----------    ------------   ------------     -----
                                                                    (IN THOUSANDS OF DOLLARS)
Net Sales
    Customers                            $ 53,009      $    --      $ 150,027      $ 28,272      $    --      $ 231,308
    Intercompany                            2,817           --          3,101         2,099       (8,017)            --

Operating Costs and Expenses:
    Cost of products sold (exclusive
     of depreciation)                      41,039           --        125,464        26,823       (8,043)       185,283
    Selling and administrative              9,933           --          5,164         2,828          (51)        17,874
    Intercompany charges                   (2,883)          --          2,883           (50)          50             --
    Depreciation                            2,863           --          7,717         1,256           --         11,836
    Amortization of intangibles             1,778           --          2,393           242           --          4,413
    (Gain) loss on sale of assets              (4)          --            152            --           --            148
                                         --------      -------      ---------      --------      -------      ---------
                    Total                  52,726           --        143,773        31,099       (8,044)       219,554
                                         --------      -------      ---------      --------      -------      ---------

Operating Income (Loss)                     3,100           --          9,355          (728)          27         11,754

Other Income (Expense)
    Interest expense                      (11,903)          --         (2,664)         (231)         661        (14,137)
    Other income (expense)                    213           --            958           149         (661)           659
    Equity in earnings of
     consolidated subsidiaries              3,969       (2,074)           301            --       (2,196)            --
                                         --------      -------      ---------      --------      -------      ---------

Income (Loss) Before Taxes                 (4,621)      (2,074)         7,950          (810)      (2,169)        (1,724)

Income taxes (benefit)                     (2,821)          --          2,654           517           --            350
                                         --------      -------      ---------      --------      -------      ---------

Net Income (Loss)                        $ (1,800)     $(2,074)     $   5,296      $ (1,327)     $(2,169)     $  (2,074)
                                         ========      =======      =========      ========      =======      =========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                        NINE MONTHS ENDED AUGUST 31, 1999

                                                            GUARANTORS
                                                    -----------------------------  NON-GUARANTORS
                                                     EAGLE-PICHER      SUBSIDIARY     FOREIGN
                                          ISSUER    HOLDINGS, INC.     GUARANTORS   SUBSIDIARIES  ELIMINATIONS     TOTAL
                                          ------    --------------     ----------   ------------  ------------     -----
                                                                       (IN THOUSANDS OF DOLLARS)
Net Sales
    Customers                            $ 162,812      $  --         $ 430,948      $ 81,809      $     --      $ 675,569
    Intercompany                             9,962         --             7,680         6,070       (23,712)            --

Operating Costs and Expenses:
    Cost of products sold (exclusive
     of depreciation)                      127,865         --           354,464        76,273       (23,816)       534,786
    Selling and administrative              31,402         --            16,650         7,962          (155)        55,859
    Intercompany charges                    (8,079)        --             8,078          (161)          162             --
    Depreciation                             8,700         --            21,552         3,649            --         33,901
    Amortization of intangibles              4,922         --             7,179           727            --         12,828
    (Gain) loss on sale of assets              (20)        --               152             5            --            137
                                         ---------      -----         ---------      --------      --------      ---------
         Total                             164,790         --           408,075        88,455       (23,809)       637,511
                                         ---------      -----         ---------      --------      --------      ---------

Operating Income (Loss)                      7,984         --            30,553          (576)           97         38,058

Other Income (Expense)
    Interest expense                       (34,885)        --            (2,737)         (625)          661        (37,586)
    Other income (expense)                     758         --               994          (106)         (661)           985
    Equity in earnings of
     consolidated subsidiaries              17,795       (843)              561            --       (17,513)            --
                                         ---------      -----         ---------      --------      --------      ---------

Income (Loss) Before Taxes                  (8,348)      (843)           29,371        (1,307)      (17,416)         1,457

Income taxes (benefit)                      (7,969)        --             8,983         1,286            --          2,300
                                         ---------      -----         ---------      --------      --------      ---------

Net Income (Loss)                        $    (379)     $(843)        $  20,388      $ (2,593)     $(17,416)     $    (843)
                                         =========      =====         =========      ========      ========      =========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                              AS OF AUGUST 31, 1999

                                                                    GUARANTORS
                                                            --------------------------   NON-GUARANTORS
                                                             EAGLE-PICHER   SUBSIDIARY      FOREIGN
                                                  ISSUER    HOLDINGS, INC.  GUARANTORS    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                  ------    --------------  ----------    ------------   ------------     -----
                                                                           (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents                        $     383      $      1     $  1,125     $   3,247      $     201      $  4,957
Receivables, net                                    14,209            --      104,271        23,581             --       142,061
Intercompany accounts receivable                     4,037            --        3,818           448         (8,303)           --
Inventories                                         30,702            --       57,962        19,192         (1,375)      106,481
Prepaid expenses                                     3,671            --        4,803         1,219            (44)        9,649
Deferred income taxes                               12,129            --           --            --             --        12,129
                                                 ---------      --------     --------     ---------      ---------      --------
     Total current assets                           65,131             1      171,979        47,687         (9,521)      275,277

Property, Plant & Equipment, net                    61,903            --      185,682        41,889             --       289,474

Investment in Subsidiaries                         140,523       164,798        6,978            --       (312,299)           --

Excess of Acquired Net Assets Over Cost, net        97,064            --      129,074        13,092             --       239,230

Other Assets                                        63,478            --       21,368           614         (8,605)       76,855
                                                 ---------      --------     --------     ---------      ---------      --------

     Total Assets                                $ 428,099      $164,799     $515,081     $ 103,282      $(330,425)     $880,836
                                                 =========      ========     ========     =========      =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                 $  12,003      $     --     $ 36,259     $  11,066      $      --      $ 59,328
Intercompany accounts payable                          140            --          442         7,673         (8,255)           --
Long-term debt - current portion                    14,882            --           --         7,243             --        22,125
Income taxes                                         2,524            --           --           395             --         2,919
Other current liabilities                           48,653            --       23,794         5,296            (70)       77,673
                                                 ---------      --------     --------     ---------      ---------      --------
     Total current liabilities                      78,202            --       60,495        31,673         (8,325)      162,045

Long-term Debt - less current portion              445,814            --       71,855         9,133         (8,605)      518,197

Deferred Income Taxes                               10,934            --           --          (530)            --        10,404

Other Long-Term Liabilities                         25,244            --           --            --             --        25,244
                                                 ---------      --------     --------     ---------      ---------      --------

     Total liabilities                             560,194            --      132,350        40,276        (16,930)      715,890

Intercompany Accounts                             (311,674)           --      294,528        31,004        (13,858)           --

11-3/4% Cumulative Redeemable
     Exchangeable Preferred Stock                       --        95,161           --            --             --        95,161

Shareholders' Equity                               179,579        69,638       88,203        32,002       (299,637)       69,785
                                                 ---------      --------     --------     ---------      ---------      --------

    Total Liabilities and Shareholders'
      Equity                                     $ 428,099      $164,799     $515,081     $ 103,282      $(330,425)     $880,836
                                                 =========      ========     ========     =========      =========      ========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                        NINE MONTHS ENDED AUGUST 31, 1999

                                                                GUARANTORS
                                                         --------------------------   NON-GUARANTORS
                                                          EAGLE-PICHER   SUBSIDIARY      FOREIGN
                                               ISSUER    HOLDINGS, INC.  GUARANTORS    SUBSIDIARIES   ELIMINATIONS      TOTAL
                                               ------    --------------  ----------    ------------   ------------      -----
                                                                     (IN THOUSANDS OF DOLLARS)
Cash Flows From Operating Activities:
Net Income (Loss)                            $    (379)     $(843)        $ 20,388        $(2,593)     $(17,416)     $    (843)
Adjustments to reconcile net income
    (loss) to cash provided by (used in)
    operating activities:
    Equity in earnings of consolidated
       subsidiaries                            (17,795)       843             (561)            --        17,513             --
    Depreciation and amortization               15,744         --           28,731          4,376            --         48,851
    Changes in assets and liabilities,
       net of effect of acquisitions
       and divestitures                         16,264         --          (24,254)        (5,325)          242        (13,073)
                                             ---------      -----         --------        -------      --------      ---------

    Net cash provided by (used in)
      operating activities                      13,834         --           24,304         (3,542)          339         34,935
                                             ---------      -----         --------        -------      --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of division                  12,400         --               --             --            --         12,400
Acquisition of division                             --         --          (60,209)            --            --        (60,209)
Capital expenditures                            (4,055)        --          (26,772)        (9,033)           --        (39,860)
Other                                             (757)        --              749           (183)          708            517
                                             ---------      -----         --------        -------      --------      ---------

    Net cash provided by (used in)
      investing activities                       7,588         --          (86,232)        (9,216)          708        (87,152)
                                             ---------      -----         --------        -------      --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt                   (136,522)        --               --             --            --       (136,522)
Borrowings (repayments) on revolving
    credit agreement                           107,175         --           63,250          9,860            --        180,285
Other                                              (54)        --               --           (216)           --           (270)
                                             ---------      -----         --------        -------      --------      ---------

    Net cash provided by (used in)
      financing activities                     (29,401)        --           63,250          9,644            --         43,493
                                             ---------      -----         --------        -------      --------      ---------

Increase (decrease) in cash and
    cash equivalents                            (7,979)        --            1,322         (3,114)        1,047         (8,724)

Intercompany accounts                              898         --             (909)         1,236        (1,225)            --

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                          7,464          1              712          5,125           379         13,681
                                             ---------      -----         --------        -------      --------      ---------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                            $     383      $   1         $  1,125        $ 3,247      $    201      $   4,957
                                             =========      =====         ========        =======      ========      =========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                       THREE MONTHS ENDED AUGUST 31, 1998


                                                                GUARANTORS
                                                        ---------------------------   NON-GUARANTORS
                                                         EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                            ISSUER      HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------      --------------   ----------    ------------    ------------       -----
                                                                         (IN THOUSANDS OF DOLLARS)
Net Sales
    Customers                              $ 63,628        $    --        $117,887       $ 24,841        $    --        $ 206,356
    Intercompany                              3,793             --           2,193          1,012         (6,998)              --

Operating Costs and Expenses:
    Cost of products sold (exclusive
      of depreciation)                       51,580             --          97,338         21,581         (6,981)         163,518
    Selling and administrative               11,160             --           4,487          2,395             --           18,042
    Intercompany charges                     (2,241)            --           2,241             --             --               --
    Depreciation                              2,990             --           5,683          1,046            (75)           9,644
    Amortization of intangibles                 610             --           3,634             --             --            4,244
    Management compensation-special           4,395             --              --             --             --            4,395
                                           --------        -------        --------       --------        -------        ---------
         Total                               68,494             --         113,383         25,022         (7,056)         199,843
                                           --------        -------        --------       --------        -------        ---------

Operating Income (Loss)                      (1,073)            --           6,697            831             58            6,513

Other Income (Expense)
    Interest expense                        (12,005)            --              --           (127)            --          (12,132)
    Other income                                434             --             178             72             (3)             681
    Equity in earnings of
     consolidated subsidiaries                5,000         (3,803)             80             --         (1,277)              --
                                           --------        -------        --------       --------        -------        ---------

Income (Loss) Before Taxes                   (7,644)        (3,803)          6,955            776         (1,222)          (4,938)

Income taxes (benefit)                       (3,866)            --           2,081            650             --           (1,135)
                                           --------        -------        --------       --------        -------        ---------

Net Income (Loss)                          $ (3,778)       $(3,803)       $  4,874       $    126        $(1,222)       $  (3,803)
                                           ========        =======        ========       ========        =======        =========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                        SIX MONTHS ENDED AUGUST 31, 1998


                                                                 GUARANTORS
                                                         ---------------------------    NON-GUARANTORS
                                                          EAGLE-PICHER    SUBSIDIARY       FOREIGN
                                            ISSUER       HOLDINGS, INC.   GUARANTORS     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       --------------   ----------     ------------    ------------       -----
                                                                         (IN THOUSANDS OF DOLLARS)
Net Sales
    Customers                             $ 132,861        $     --        $243,412       $ 50,004        $     --        $ 426,277
    Intercompany                              7,944              --           4,824          3,341         (16,109)              --

Operating Costs and Expenses:
    Cost of products sold (exclusive
      of depreciation)                      105,862              --         199,185         44,080         (16,034)         333,093
    Selling and administrative               23,254              --          10,283          4,792              --           38,329
    Intercompany charges                     (4,538)             --           4,538             --              --               --
    Depreciation                              6,040              --          11,468          2,045            (136)          19,417
    Amortization of intangibles               1,473              --           7,268             --              --            8,741
    Management compensation-special          21,716              --              --             --              --           21,716
                                          ---------        --------        --------       --------        --------        ---------
         Total                              153,807              --         232,742         50,917         (16,170)         421,296
                                          ---------        --------        --------       --------        --------        ---------

Operating Income (Loss)                     (13,002)             --          15,494          2,428              61            4,981

Other Income (Expense)
    Interest expense                        (24,422)             --              --           (264)             --          (24,686)
    Other income                                625              --             264            121              (3)           1,007
    Equity in earnings of
     consolidated subsidiaries               11,729         (13,102)            123             --           1,250               --
                                          ---------        --------        --------       --------        --------        ---------

Income (Loss) Before Taxes                  (25,070)        (13,102)         15,881          2,285           1,308          (18,698)

Income taxes (benefit)                      (12,033)             --           4,906          1,531              --           (5,596)
                                          ---------        --------        --------       --------        --------        ---------

Net Income (Loss)                         $ (13,037)       $(13,102)       $ 10,975       $    754        $  1,308        $ (13,102)
                                          =========        ========        ========       ========        ========        =========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                      THREE MONTHS ENDED FEBRUARY 28, 1998
                                   PREDECESSOR

                                                                        NON-GUARANTORS
                                                         SUBSIDIARY        FOREIGN
                                            ISSUER       GUARANTORS      SUBSIDIARIES      ELIMINATIONS       TOTAL
                                            ------       ----------      ------------      ------------       -----
                                                                       (IN THOUSANDS OF DOLLARS)
Net Sales
    Customers                              $ 61,071        $ 123,181        $ 21,590        $    --        $ 205,842
    Intercompany                              3,381            2,421           1,451         (7,253)              --

Operating Costs and Expenses:
    Cost of products sold (exclusive
      of depreciation                        48,329          102,771          18,772         (7,076)         162,796
    Selling and administrative                9,673            5,167           2,301             --           17,141
    Intercompany charges                     (2,172)           2,172              --             --               --
    Depreciation                              2,823            5,220             940             --            8,983
    Amortization of intangibles                 765            3,064              10             --            3,839
    Management compensation-special           2,056               --              --             --            2,056
                                           --------        ---------        --------        -------        ---------
          Total                              61,474          118,394          22,023         (7,076)         194,815
                                           --------        ---------        --------        -------        ---------

Operating Income (Loss)                       2,978            7,208           1,018           (177)          11,027

Other Income (Expense)
    Interest expense                         (6,844)              --             (96)            --           (6,940)
    Other income (expense)                      812              333            (325)            --              820
    Equity in earnings of
      consolidated subsidiaries               4,785             (270)             --         (4,515)              --
                                           --------        ---------        --------        -------        ---------

Income (Loss) Before Taxes                    1,731            7,271             597         (4,692)           4,907

Income taxes                                  1,083            2,486             531             --            4,100
                                           --------        ---------        --------        -------        ---------

Net Income (Loss)                          $    648        $   4,785        $     66        $(4,692)       $     807
                                           ========        =========        ========        =======        =========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                             AS OF NOVEMBER 30, 1998

                                                                   GUARANTORS
                                                           ---------------------------  NON-GUARANTORS
                                                            EAGLE-PICHER   SUBSIDIARY      FOREIGN
                                                ISSUER     HOLDINGS, INC.  GUARANTORS    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                ------     --------------  ----------    ------------   ------------     -----
                                                                          (IN THOUSANDS OF DOLLARS)
Cash and cash equivalents                     $   7,464       $      1      $    712       $ 5,125       $     379      $ 13,681
Receivables, net                                 52,197             --        70,418        22,229              --       144,844
Intercompany accounts receivable                  3,414             --         3,874           154          (7,442)           --
Inventories                                      30,755             --        43,708        15,785          (1,375)       88,873
Prepaid expenses                                  4,073             --         3,614           651              --         8,338
Deferred income taxes                            10,851             --            --            --              --        10,851
                                              ---------       --------      --------       -------       ---------      --------
      Total current assets                      108,754              1       122,326        43,944          (8,438)      266,587

Property, Plant & Equipment, net                 66,500             --       143,872        38,165              --       248,537

Investment in Subsidiaries                      113,265        165,641         6,416            --        (285,322)           --

Excess of Assets Acquired Over Cost, net         78,838             --       136,253        13,819              --       228,910

Other Assets                                     54,187             --        17,675           431              --        72,293
                                              ---------       --------      --------       -------       ---------      --------

      Total Assets                            $ 421,544       $165,642      $426,542       $96,359       $(293,760)     $816,327
                                              =========       ========      ========       =======       =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                              $  15,064       $     --      $ 24,648       $10,595       $      --      $ 50,307
Intercompany accounts payable                        85             --            16         7,561          (7,662)           --
Long-term debt - current portion                 18,777             --            --         6,396              --        25,173
Income taxes                                      5,296             --            --           986              --         6,282
Other current liabilities                        45,744             --        24,464         4,052              --        74,260
                                              ---------       --------      --------       -------       ---------      --------
     Current liabilities                         84,966             --        49,128        29,590          (7,662)      156,022

Long-term Debt - less current portion           458,848             --            --           335              --       459,183

Deferred income taxes                             8,304             --            --            --              --         8,304

Other Long-term Liabilities                      24,819             --            --            --              --        24,819
                                              ---------       --------      --------       -------       ---------      --------

      Total Liabilities                         576,937             --        49,128        29,925          (7,662)      648,328

Intercompany Accounts                          (326,706)            --       309,571        29,768         (12,633)           --

11-3/4% Cumulative Exchangeable
   Preferred Stock                                   --         87,387            --            --              --        87,387

Shareholders' Equity                            171,313         78,255        67,843        36,666        (273,465)       80,612
                                              ---------       --------      --------       -------       ---------      --------

     Total Liabilities and
       Shareholders' Equity                   $ 421,544       $165,642      $426,542       $96,359       $(293,760)     $816,327
                                              =========       ========      ========       =======       =========      ========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR SIX MONTHS ENDED AUGUST 31, 1998

                                                                  GUARANTORS
                                                          ---------------------------   NON-GUARANTORS
                                                           EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                               ISSUER     HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                               ------     --------------   ----------    ------------   ------------     -----
                                                                           (IN THOUSANDS OF DOLLARS)
Cash Flows From Operating Activities:
Net Income (Loss)                             $(13,037)      $(13,102)      $ 10,975       $   754       $ 1,308       $(13,102)
Adjustments to reconcile net income
    (loss) to cash provided by (used in)
    operating activities:
    Equity in earnings of consolidated
      subsidiaries                             (11,729)        13,102           (123)           --        (1,250)            --
    Depreciation and amortization                8,877             --         18,736         2,045          (136)        29,522
    Proceeds from insurance settlement          13,659             --             --            --            --         13,659
    Changes in assets and liabilities           22,315             --         11,724           (43)         (129)        33,867
                                              --------       --------       --------       -------       -------       --------


    Net cash provided by (used in)
      operating activities                      20,085             --         41,312         2,756          (207)        63,946
                                              --------       --------       --------       -------       -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                            (5,985)            --         (5,321)       (4,747)           --        (16,053)
Other                                           (2,276)            --           (275)         (878)        3,523             94
                                              --------       --------       --------       -------       -------       --------

    Net cash provided by (used in)
      investing activities                      (8,261)            --         (5,596)       (5,625)        3,523        (15,959)
                                              --------       --------       --------       -------       -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt                     (2,580)            --             --            --            --         (2,580)
Borrowings (repayments) on revolving
    credit agreement                           (44,100)            --             --           847            --        (43,253)
Other                                               --             --             --           (23)           --            (23)
                                              --------       --------       --------       -------       -------       --------

    Net cash provided by (used in)
      financing activities                     (46,680)            --             --           824            --        (45,856)
                                              --------       --------       --------       -------       -------       --------

Increase (decrease) in cash and
    cash equivalents                           (34,856)            --         35,716        (2,045)        3,316          2,131

Intercompany accounts                           36,124             --        (36,151)        3,440        (3,413)            --

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                         12,115              1          1,145         5,513           194         18,968
                                              --------       --------       --------       -------       -------       --------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                             $ 13,383       $      1       $    710       $ 6,908       $    97       $ 21,099
                                              ========       ========       ========       =======       =======       ========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THREE MONTHS ENDED FEBRUARY 28, 1998
                                   PREDECESSOR

                                                                   GUARANTORS
                                                           ----------------------------   NON-GUARANTORS
                                                            EAGLE-PICHER     SUBSIDIARY      FOREIGN
                                               ISSUER      HOLDINGS, INC.    GUARANTORS    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                               ------      --------------    ----------    ------------   ------------     -----
                                                                           (IN THOUSANDS OF DOLLARS)
Cash Flows From Operating Activities:
Net Income (Loss)                             $     648       $      --       $ 4,785       $    66       $  (4,692)      $     807
Adjustments to reconcile net income
    (loss) to cash provided by (used in)
    operating activities:
    Equity in earnings of consolidated
      subsidiaries                               (4,785)             --           270            --           4,515              --
    Depreciation and amortization                 3,588              --         8,284           950              --          12,822
    Changes in assets and liabilities,
    net of effect of divestitures               (16,059)             --        (9,247)        2,019             575         (22,712)
                                              ---------       ---------       -------       -------       ---------       ---------

    Net cash provided by (used in)
      operating activities                      (16,608)             --         4,092         3,035             398          (9,083)
                                              ---------       ---------       -------       -------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Subsidiary                             --        (180,005)           --            --         180,005              --
Capital expenditures                             (2,300)             --        (1,833)       (1,559)             --          (5,692)
Other                                              (956)             --            65          (846)            695          (1,042)
                                              ---------       ---------       -------       -------       ---------       ---------

    Net cash provided by (used in)
      investing activities                       (3,256)       (180,005)       (1,768)       (2,405)        180,700          (6,734)
                                              ---------       ---------       -------       -------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt                      445,000              --            --            --              --         445,000
Reduction of long-term debt                    (250,000)             --            --            --              --        (250,000)
Borrowings (repayments) on revolving
    credit agreement                             79,100              --            --          (360)             --          78,740
Redemption of common stock                     (446,638)             --            --            --              --        (446,638)
Issuance of common stock                        180,005         100,001            --            --        (180,005)        100,001
Issuance of preferred stock                          --          80,005            --            --              --          80,005
Debt issue cost                                 (26,062)             --            --            --              --         (26,062)
                                              ---------       ---------       -------       -------       ---------       ---------

    Net cash provided by (used in)
      financing activities                      (18,595)        180,006            --          (360)       (180,005)        (18,954)
                                              ---------       ---------       -------       -------       ---------       ---------

Increase (decrease) in cash and
    cash equivalents                            (38,459)              1         2,324           270           1,093         (34,771)

Intercompany accounts                             1,740              --        (1,740)          899            (899)             --

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                          48,834              --           561         4,344              --          53,739
                                              ---------       ---------       -------       -------       ---------       ---------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                             $  12,115       $       1       $ 1,145       $ 5,513       $     194       $  18,968
                                              =========       =========       =======       =======       =========       =========

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


H. SUBSEQUENT EVENT

          On September 1, 1999, the Board of Directors approved a plan to explore the sale of several smaller divisions in addition to the Ross Aluminum Division (which, as previously announced, the Company is in the process of selling) in order to focus on core businesses. None of the divisions under consideration had sales in excess of approximately $35.0 million in the nine months ended August 31, 1999 or $40.0 million in the twelve months ended November 30, 1998. In the aggregate, the divisions under consideration for sale (including the Ross Aluminum Division) had sales of approximately $95.0 million in the nine months ended August 31, 1999 and $125 million in the twelve months ended November 30, 1998. The Company had previously entered in a letter of intent for the sale of the Ross Aluminum Division, however, the potential buyer terminated the letter of intent due to a lack of financing. The Company intends to continues to pursue the sale of the Ross Aluminum Division. These divestitures are at an early stage and are subject to acceptable prices being achieved and there can be no assurances that they will be completed. The proceeds of such sales will be used to repay debt and finance future growth.

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

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:


                                      Three Months        Nine Months   Six Months  Three Months
                                     Ended August 31         Ended        Ended        Ended
                                  ---------------------    August 31    August 31   February 28
                                    1999         1998         1999         1998         1998
                                  --------     --------     --------     --------     --------

                                                      (In millions of dollars)

                                                                                    Predecessor

Net sales by segment:
  Automotive                      $  135.8     $  103.3     $  390.1     $  218.0     $  103.8
  Machinery                           58.2         68.0        174.9        136.8         64.4
  Industrial                          37.3         35.1        110.6         71.5         37.6
                                  --------     --------     --------     --------     --------
    Total                         $  231.3     $  206.4     $  675.6     $  426.3     $  205.8
                                  ========     ========     ========     ========     ========

Operating income by segment:
  Automotive                      $    8.3     $    6.0     $   29.8     $   16.1     $    8.2
  Machinery                            3.7          6.9         11.6         15.1          5.4
Industrial                             4.2          3.4         11.7          6.7          3.2
Corporate overhead                    (4.4)        (9.8)       (15.0)       (32.9)        (5.8)
                                  --------     --------     --------     --------     --------
    Total                         $   11.8     $    6.5     $   38.1     $    5.0     $   11.0
                                  ========     ========     ========     ========     ========


         Net Sales. The Company's net sales were $231.3 million for the third quarter ended August 31, 1999, an increase of $24.9 million or 12.1% from the comparable period of 1998. Included in the results of the third quarter of 1999 are net sales of Carpenter, which was acquired in the second quarter of 1999, and included in the second quarter of 1998 are net sales of the Trim Division, which was sold in the fourth quarter of 1998. If the net sales of the Trim Division and Carpenter are excluded, the Company's quarterly net sales decreased 1.1%. On a year-to-date basis, net sales increased 6.9% in 1999 from the comparable period in 1998. However if the net sales of the Trim Division and Carpenter are excluded, net sales decreased 1.0%.

         The Automotive Group's net sales in the third quarter of 1999, excluding Carpenter and the Trim Division, increased 5.5% over the same period in 1998. A substantial part of the increase is due to broader market penetration of precision-machined components in Europe. Sales of precision-machined components in the United States were relatively flat as the Company added new business with different customers to replace programs with Ford which were discontinued throughout 1999. The acquisition of Carpenter is expected to further expand the Company's product lines and its customer base for precision-machined components. Demand for rubber-coated metal products has been stronger throughout 1999 than 1998, but particularly in the third quarter, due to improvements in certain Asian markets. Since the 1980's, original equipment manufacturers ("OEM's"), such as Ford and General Motors, have been outsourcing an increasing percentage of their production requirements. OEM's benefit from outsourcing because outside suppliers generally have significantly lower cost structures and can assist in shortening development periods for new products. The benefits of this trend have been somewhat offset by the effects of intense pricing pressures by the OEM's on their supplier base. Net sales for the Machinery Group in the third quarter of 1999 decreased 14.3% from the comparable period in 1998 due primarily to the declines in sales of heavy-duty forklift trucks resulting from a decline in demand coupled with increased competition. Net sales for the Industrial Group increased 6.3% in the third quarter of 1999. The increase can be attributed in part to an increase in shipments of boron products.

     Cost of Products Sold. Cost of products sold, which excludes depreciation expense, increased $21.8 million or 13.3% in the third quarter of 1999 from the comparable period in 1998. As a percentage of sales, cost of products sold was 80.1% for the three months ended August 31, 1999 compared to 79.2% for the same period in the prior year. Excluding the results of Carpenter and the Trim Division, cost of sales as a percentage of sales was 78.9% and 78.8% in the three month periods ended August 31, 1999 and 1998, respectively, and 78.3% and 78.1% for the nine month periods ended August 31, 1999 and 1998, respectively. Positive trends in the first quarter, such as changes in product mix in certain operations in the Machinery Group and productivity improvements, continued into the second and third quarters, but were offset by the effects of the decline in shipments of heavy-duty forklift trucks, which resulted in higher fixed costs on a per unit basis, and costs related to inefficiencies in manufacturing new multi-layer fuel transfer systems programs in Europe.

         Since the Company expects strong price pressure to continue across all product lines, particularly in the Automotive Group, the Company will continue to pursue productivity improvements and material cost reductions to mitigate such price pressures.

         Selling and Administrative. Selling and administrative expenses decreased $0.2 million or 1.0% in the third quarter of 1999 from the same period in 1998. Excluding those of Carpenter and the Trim Division, selling and administrative expenses increased $0.4 million or 2.6% from the third quarter of 1998 to the third quarter of 1999. On a year to date basis, selling and administrative expenses, excluding those of Carpenter and the Trim Division, have increased 3.7%. This increase is due to expenses incurred by the Company as a result of the Acquisition in February 1998 which were not incurred in the first quarter of 1998, including management fees to Granaria Holdings B.V. and a long-term incentive program for managers.

         Management Compensation-Special. The management compensation-special of $21.7 million in the six months ended August 31, 1998 and $2.1 million in the first quarter of 1998 is a one-time item related to the Acquisition.

         Depreciation. Depreciation expense was $11.8 million and $9.6 million in the third quarters of 1999 and 1998, respectively, and $33.9 million and $28.4 million in the nine months ended August 31, 1999 and 1998, respectively. Depreciation is not comparable due to the differences in asset bases as a result of the Acquisition in February 1998. Purchase accounting allows a company to take up to a year to allocate the purchase price to its assets and liabilities based on their fair values. Although the Acquisition took place in February, final adjustments to the fair values of plant, property and equipment and depreciation expense in 1998 were not made until November 1998, after appraisals had been obtained and analyzed. Other factors affecting the comparability of depreciation expense include the depreciation attributable to Carpenter in 1999 and the Trim Division in 1998.

         Amortization. Amortization of intangibles was $4.4 million and $4.2 million in the third quarters of 1999 and 1998, respectively, and $12.8 million and $12.6 million in the nine months ended August 31, 1999 and 1998, respectively. Amortization is not comparable due to the differences in the asset bases as a result of the Acquisition in 1998 and the acquisition of Carpenter in 1999. In the first quarter of 1998, the reorganization value in excess of amounts allocable to identifiable assets of $65.1 million was being amortized over four years. In accordance with purchase accounting, this asset was not allocated a fair value in the Acquisition. The excess of acquired net assets over cost of $241.1 million, which resulted from the Acquisition, is being amortized over 15 years. However, the final adjustment of the amount of the excess of acquired net assets over cost and amortization thereof was not made until November 1998.

         Operating Income. Operating income was $11.8 million and $6.5 million for the three months ended August 31, 1999 and 1998, respectively. Many factors affect the comparability of operating income in 1999 and 1998. Depreciation and amortization have been computed using different asset bases in 1999 than in 1998. Purchase accounting allows up to one year to allocate the purchase price to assets and liabilities based on fair value of those assets. The final adjustments to the fair values of property, plant and equipment were made in the fourth quarter of 1998. Therefore, depreciation expense in the second and third quarters of 1998 was computed based on an estimate of those values while 1999 depreciation was computed on fair values based on appraisals. These adjustments also affected amortization of intangible assets. In addition, there were management compensation - special expenses of $21.7 million in the six months ended August 31, 1998 for which there were no comparable expenses in 1999. Finally, Carpenter was acquired in the second quarter of 1999 and the Trim Division was sold in the fourth quarter of 1998. After excluding all of these items, operating income decreased 13.7% in the third quarter of 1999 compared to the third quarter of 1998.

         Operating income of the Automotive Group increased $2.3 million or 39% in the third quarter of 1999 compared to the same period of the prior year. Excluding the results of Carpenter and the Trim Division and the effects of the changes in depreciation and amortization from 1998 to 1999, operating income decreased 6.4% in the third quarter. Increases in operating income due to increased volumes of rubber-coated metal products and improved efficiencies at certain facilities that produce precision machined components have been offset by operating losses caused by manufacturing inefficiencies related to new multi-layer fuel transfer systems programs in Europe.

         In the Machinery Group, operating income declined $3.2 million or 46.4% in the third quarter of 1999 from the same quarter in 1998. This decline was partially the result of a greater portion of the intangible asset associated with the Acquisition being allocated to the Machinery Group in the final adjustment of the purchase price allocation with occurred in the fourth quarter of 1998. Additionally, the majority of the increased depreciation resulting from the adjustment to asset bases affected the Machinery Group. After considering these items, the decline in operating income in the Machinery Group was approximately 35.5% in the third quarter. The majority of this decline is due to reduced volumes of fork-lift trucks and start-up costs resulting from moving production of fork-lift trucks to another facility. In addition, on a year-to-date basis, increases in operating income in 1999 resulting from a more favorable mix of special-purpose batteries sold was offset by losses resulting from low volumes of industrial cleaning and finishing machinery.

         Operating income of the Industrial Group increased $.8 million or 23.5% in the third quarter of 1999 from the comparable period in 1998. However, the majority of this increase is due to the reallocation of the intangible asset which also impacted the Machinery Group. Operating income increased 9.0% in the third quarter if the effect of the reallocation of the intangible asset is excluded. This increase is due to modest operating gains in diatomaceous earth and specialty materials operations.

         For the nine months ended August 31, 1999, operating income was $38.1 million. After excluding the effects of the difference in depreciation and amortization, the acquisition of Carpenter, the divestiture of Trim Division and the management compensation - special, operating income decreased 12.7% from the comparable period in 1998 for the same reasons discussed above.

         Interest Expense. Interest expense for the three months ended August 31, 1999 and 1998 was $14.1 million and $12.1 million, respectively. This increase is due to the acquisition of Carpenter. Interest expense was $37.6 million and $31.6 million for the nine months ended August 31, 1999 and 1998, respectively. Upon the Acquisition in February of 1998, the Company repaid $250.0 million of subordinated debentures, and borrowed $524.1 million in new debt, which, together with the additional debt resulting from the acquisition of Carpenter, accounts for most of the increase in year-to-date interest expense in 1999.

         Income Taxes. Income taxes were $0.4 million and $(1.1) million in the three months ended August 31, 1999 and 1998, respectively, and $2.3 million and $(1.5) million in the nine months ended August 31, 1999 and 1998, respectively. Effective tax rates vary for a number of reasons including: 1) the amortization of the reorganization value in excess of amounts allocable to identifiable assets in the first quarter of 1998 was not deductible for tax purposes while a substantial portion of the amortization of the excess of acquired net assets over costs created during the Acquisition is deductible; 2) the amortization of the excess of acquired net assets over costs created upon the acquisition of Carpenter is not deductible for tax purposes; and 3) the effect of income taxes in countries with higher tax rates, such as Germany, varies as income in those countries varies in proportion to the Company's total income.

         Net Income. The income (loss) for the three months ended August 31, 1999 and 1998 was $(2.1) million and $(3.8) million, respectively, $(0.8) million for the nine months ended August 31, 1999, $(13.1) million for the six months ended August 31, 1998 and $0.8 million for the three months ended February 28, 1998. However, as discussed above, the comparability of net income has been significantly affected by the Acquisition and the application of purchase accounting, the effects of the Trim Division divestiture, which was sold in the fourth quarter of 1998, and the impact of the Carpenter acquisition in the second quarter of 1999.

         The loss applicable to common shareholders was increased by dividends accreted on the 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") of $2.6 million and $7.8 million for the three months and nine months ended August 31, 1999, respectively, to $4.7 million and $8.6 million, respectively. The net loss applicable to common shareholders was increased by preferred stock dividends of $2.5 million and $4.9 million in the three months and six months ended August 31, 1998, respectively, to $6.3 million and $18.0 million, respectively. Since the Preferred Stock was issued upon the Acquisition, net income applicable to common shareholders of $0.8 million for the three months ended February 28, 1998 was not reduced.


LIQUIDITY AND CAPITAL RESOURCES

The following are certain financial data regarding earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows and earnings to fixed charges and preferred stock dividends:

                                                             Nine Months         Six Months         Three Months
                                                           Ended August 31     Ended August 31    Ended February 28
                                                                1999                1998                1998
                                                                ----                ----                ----

                                                                        (in million of dollars)

                                                                                                    Predecessor

EBITDA                                                        $  87.1            $  56.7             $  27.0
Cash provided by (used in) operating activities                  34.9               63.9                (9.1)
Cash used in investing activities                               (87.2)             (16.0)               (6.7)
Cash provided by (used in) financing activities                  43.5              (45.9)              (19.0)
Preferred stock dividends accreted                                7.8                4.9                  --
Earnings/fixed charges and preferred stock dividends              .86X               .22X               1.69x


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

The Company's EBITDA for the nine months ended August 31, 1999 was $87.1 million, an increase of 4.1% over the EBITDA of the same period of the comparable year of $83.7 million. Increases in EBITDA resulting from the Carpenter Acquisition, improvements in operating efficiencies in certain facilities manufacturing precision-machined automotive components and better volumes of rubber-coated metal products in Automotive Group were partially offset by decreases resulting from low volumes of fork-lift trucks and costs incurred as a result of moving production of such trucks to another facility and inefficiencies related to the production of new multi-layer fuel transfer systems in Europe.


Operating Activities

         Cash provided by operating activities was $34.9 million, and $54.8 million for the nine months ended August 31, 1999, and 1998 and consisted of the following:

                                                                    Nine Months Ended August 31,
                                                                    ----------------------------
                                                                       1999             1998
                                                                       ----             ----

                                                                     (in millions of dollars)

               Operating income                                      $ 38.1           $ 16.0
               Depreciation and amortization,
                 excluding amortization of
                 deferred financing costs                              46.7             41.0
               Interest paid                                          (29.5)           (19.1)

               Income taxes paid, net                                 (10.1)            (4.4)
               Insurance settlement                                      --             13.7
               Funding of management trust upon acquisition              --            (10.0)
               Working capital and other                              (10.3)            17.6
                                                                     ------           ------
                                                                     $ 34.9           $ 54.8
                                                                     ======           ======

     See "Results of Operations" for discussions concerning operating income and depreciation and amortization. Interest paid has increased in conjunction with the increase in interest expense described in "Results of Operations." Net income taxes paid in 1999 have increased in part because: 1) there was a refund of foreign taxes received early in 1998; 2) the Predecessor Company had net operating loss carryforwards and as a result, there were no Federal income taxes payable for income earned prior to the Acquisition (approximately the first three months of 1998); and 3) a portion of the tax liability associated with the tax period ended November 30, 1998 was paid in fiscal year 1999. The proceeds from the insurance settlement in 1998 related to contingent assets at the time of the Acquisition which were recognized as adjustments to excess of acquired net assets over cost when realized. In 1998, the Eagle-Picher Management Trust was funded upon the Acquisition for the benefit of certain senior management of the Company. See discussion of this item in "Management Compensation" in the Company's 10-K/A filed with the SEC on June 28, 1999. The decrease in cash in 1999, due to increases in working capital, versus decreases in working capital in 1998, can be attributed to several items: 1)in 1998, much of the increase was because the Company elected to use cash in an employee benefits trust to pay for such benefits rather than the Company's cash; 2) a major customer changed its payment schedule from the end of the month in 1998 to the beginning of the next month in 1999; 3) the timing of the Thanksgiving holiday at the end of fiscal year 1997 resulted in delayed payments from customers which were received in early 1998; and 4) inventories have increased at various divisions in 1999 due to preparation for fourth quarter shipments of boron products and other items, increased mining activities due to favorable weather conditions, rebuilding of inventory after a fire at one location, changes in certain shipping schedules and Year 2000 preparedness.


Investing Activities

         Cash used in investing activities was $87.2 million and $22.7 million in the nine months ended August 31, 1999 and 1998, respectively. Early in the first quarter of 1999, the Company received $12.4 million in cash relating to the sale of the Trim Division, which was effective as of October 31, 1998. Capital expenditures for the nine months ended August 31, 1999 were $40.0 million compared to $21.7 million for the same period in 1998. Besides expenditures to complete a new plant in Mt. Pleasant, Michigan for Carpenter and a small expansion to a plant manufacturing bulk pharmaceuticals in 1999, these expenditures generally related to capital needed for new programs and maintenance. The Company anticipates capital expenditures will not exceed $10.0 million for the remainder of 1999.

         On April 14, 1999, the Company completed the acquisition of Carpenter, a manufacturer of precision-machined automotive parts. This acquisition is expected to expand both the Company's product lines and its customer base for precision-machined automotive products. The total consideration included approximately $41.0 million in cash, which was financed from the Revolving Credit Facility, and approximately $31.0 million of existing indebtedness of Carpenter, of which approximately $18.6 million was refinanced from the Company's Revolving Credit Facility. The remainder of Carpenter's debt was assumed. The acquisition was accounted for as a purchase and was effective March 1, 1999 for accounting purposes.

         On September 1, 1999 the Board of Directors approved a plan to explore the sale of several smaller divisions in addition to the Ross Aluminum Division (which, as previously announced, the Company is in the process of selling) in order to focus on core businesses. None of the divisions under consideration had sales in excess of approximately $35.0 million in the nine months ended August 31, 1999 or $40.0 million in the twelve months ended November 30, 1998. In the aggregate, the divisions under consideration for sale (including the Ross Aluminum Divisions) had sales of approximately $95.0 million in the nine months ended August 31, 1999 and $125.0 million in the twelve months ended November 30, 1998. The Company had previously entered into a letter of intent for the sale of the Ross Aluminum Division, however, the potential buyer terminated the letter of intent due to a lack of financing. The Company intends to continue to pursue the sale of the Ross Aluminum Division. These divestitures are at an early stage and are subject to acceptable prices being achieved. There can be no assurances that they will be completed. The proceeds of such sales will be used to repay debt and finance future growth.



Financing Activities

         Cash provided from financing activities was $43.5 million in the first nine months of 1999, due primarily to borrowings under the Credit Agreement to finance the acquisition of Carpenter. Cash used in financing activities was $64.8 million for the comparable period in 1998 as the Company repaid borrowings incurred as a result of the Acquisition during the second and third quarters of 1998 and used cash in connection with the Acquisition transaction itself during the first quarter of 1998.


         As of August 31, 1999, letters of credit outstanding against the Revolving Credit Facility were $53.0 million, which, coupled with the $127.0 million in outstanding borrowings at August 31, 1999, left the Company with available borrowing capacity of approximately $40.0 million at that date. The European operations had $10.7 million of borrowing capacity at August 31, 1999; however, the Company is in the process of renegotiating certain of its credit agreements in Europe.


Earnings to Fixed Charges and Preferred Stock Dividends

         The earnings to fixed charges and preferred stock dividends for the nine months ended August 31, 1999 were .86X and earnings were insufficient to cover fixed charges and preferred stock dividends by $6.3 million in that period.

         The earnings to fixed charges and preferred stock dividends for the six months ended August 31, 1998 is not meaningful. Earnings were insufficient to cover fixed charges and preferred stock dividends by $23.6 million in this period. However, one time management compensation expenses of $21.7 million are included in this period. Excluding this item, earnings to fixed charges and preferred stock dividends would have been .94X and earnings would have been insufficient to cover fixed charges and preferred stock dividends by $1.9 million.


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

         Due to the diverse nature of the Company's operations, each operating division has its own discrete computer systems. The Company currently has a Year 2000 program in place, which included a comprehensive review to identify the areas of concern in each of the systems affected by the Year 2000 issue and followed up with design and implementation of measures to address those issues. The Company has assessed its information technology systems such as business computing systems, end user computer systems and technical infrastructure, as well as embedded systems commonly found in manufacturing and service equipment, testing equipment and environmental operations. The assessments also included the Company's products and evaluation of the readiness of its suppliers and service providers.

         The Company's Year 2000 program involves a five step process applied to each of eight different application areas within each operation and at the Corporate level. The Company first inventoried areas of potential risk based on comparison to guidelines published by the Automotive Industry Action Group. Each component identified in the inventory was then evaluated for its risk of failure and the impact of potential failure to the Company's operations and its customers. Once the risks were assessed, remediation was commenced. Options for remediation included replacement, modification or continued use depending on information gathered during the inventory and assessment stages. The remediated system is then tested and reviewed before the determination is made as to the readiness of the system. A project committee meets regularly to review the status of the investigation into and resolution of Year 2000 issues.

         The Company's divisions have completed the inventory and assessment phases and are in the final phases of remediation and testing. The final step of the program is review by the Company's outside consultant for Year 2000 readiness, a review that is ongoing, to ensure that procedures are properly documented and that modifications or upgrades will not interfere with the Company's preparedness. The Company maintains a record of its progress to date, and publishes reports for each of its divisions on its web site at www.epcorp.com.

         The Company's remaining costs to remediate the Year 2000 problem are not expected to exceed $1.0 million. Of this amount, approximately $0.3 million will be spent in the form of capital for systems replacement and approximately $0.4 million will be incremental costs. The remaining costs relate to the redeployment of the Company's existing resources to assess and remediate the Year 2000 problem. Projects being deferred by this issue include items such as system enhancements that would improve performance or functionality. Through August 31, 1999, the Company estimates it has spent approximately $4.6 million in assessing and remediating the Year 2000 problem, of which $1.3 million was for capital equipment and $2.1 million related to incremental costs.

         The Company suspects its greatest risk lies within its financial computer systems and Electronic Data Interchange ("EDI") capabilities with its customers and suppliers. The Company relies on customer requirements and outside services for most of its EDI capabilities and therefore is dependent on such parties addressing Year 2000 issues. If these systems were to fail, the Company would encounter difficulty performing functions such as compiling financial data, invoicing customers, accepting electronic customer orders or informing customers electronically of shipments. While some of these functions could be performed manually, the Company presently is not certain what the extent of the impact on operations would be. Failures in the Company's supply chain, particularly in locations where the Company operates in a "just-in-time" environment, pose another risk. The Company's year 2000 program involves a cooperative effort with its suppliers to exchange information regarding year 2000 preparedness. Additionally, there are special risks associated with certain suppliers, including utility companies, due to the Company's limited control over those critical suppliers.

         Each Division has completed and is strengthening its contingency plans which address issues related to potential failures of critical systems due to Year 2000 problems. The Company will continue to review and strengthen those plans throughout the balance of this year. The Company believes that the most likely worst case scenario will be limited to isolated disruptions that will affect individual business processes, facilities, suppliers or customers for a relatively short time.

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

         The Company has both operating divisions and domestic export customers located in Europe. In 1998, combined revenues from these sources were approximately 15% of total revenues. The Company has operations in Germany, the Netherlands, France and Spain, which are participating in the euro conversion, and the United Kingdom, which has elected not to participate at this time. Most of the affected operations plan to make the euro the functional currency in fiscal year 2000, although certain of the Company's European operations have already entered into euro-based transactions.

         It is difficult to assess the competitive impact of the euro conversion on the Company's operations, both in Europe and in the United States. In markets where sales are made in U.S. dollars or British pounds, there may be pressures to denominate sales in the euro, however, exchange risks resulting from these transactions could be mitigated through hedging. Pressures to price products in euros may be more urgent for operations located in the United Kingdom, particularly in the automotive industry, as the European automotive industry is somewhat dominated by German companies. The currency risk to the operations located in the United Kingdom could also be hedged, however the risk is greater on a regional level that the hedging could result in additional costs that could harm the cost competitiveness of those operations. Some customers have initiated the process to price products in euros, but the process has not been progressing quickly. It is not anticipated that costs incurred for changes to information technology and other systems which are necessary for the euro conversion will be material. The Company is currently assessing the impact the euro conversion may have on items such as taxation and other issues.


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


ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for gains and losses resulting from changes in fair value of a derivative depends on its intended use and the resulting designation. The provisions of this statement become effective for the Company beginning December 1, 2000. The Company has not yet determined the impact this statement will have on its financial position or the results of its operations. Other pronouncements issued by the FASB since June 1998 are not applicable to the Company.


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

         The Credit Agreement was amended in May 1999 to increase the Revolving Credit Facility, reduce the Term Loan Facility and provide for the Securitization. In June 1999, approximately $120.5 million in term loans were repaid with the proceeds from the Securitization of $65.0 million and additional borrowings under the Revolving Credit Facility. The interest rate swap agreement was not impacted by this transaction; however, it does not cover debt outstanding under the Securitization.

         Loans under the Securitization bear interest at a variable rate equal to market rates on commercial paper having a term similar to the applicable interest period. As of August 31, 1999, $210.5 million in debt was outstanding under the Credit Agreement, of which interest on $150.0 million is essentially fixed by the interest rate swap agreement. The remaining $123.8 million of debt outstanding bears interest at the variable rates under either the Revolving Credit Agreement or Securitization as described above. Accordingly, a 1% increase in both the applicable index rates would result in additional interest expense of $1.2 million per year assuming no change in the level of borrowing.

     PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


27.1 Financial Data Schedule



(b) Reports on Form 8-K

    None.

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




DATE   September 24, 1999
    --------------------------------

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




DATE   September 24, 1999
    --------------------------------

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





DATE   September 24, 1999
    --------------------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                          EAGLE-PICHER DEVELOPMENT COMPANY, INC.





                                          /s/ Gary M. Freytag
                                          -------------------------------------
                                          Gary M. Freytag
                                          Vice President and Treasurer
                                          (Principal Financial Officer)





DATE   September 24, 1999
    --------------------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                          EAGLE-PICHER FAR EAST, INC.








                                          /s/ Gary M. Freytag
                                          -------------------------------------
                                          Gary M. Freytag
                                          Vice President and Treasurer
                                          (Principal Financial Officer)





DATE   September 24, 1999
    --------------------------------

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                          EAGLE-PICHER FLUID SYSTEMS, INC.





                                          /s/ Gary M. Freytag
                                          -------------------------------------
                                          Gary M. Freytag
                                          Treasurer
                                          (Principal Financial Officer)





DATE   September 24, 1999
    --------------------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                          EAGLE-PICHER MINERALS, INC.





                                          /s/ Gary M. Freytag
                                          -------------------------------------
                                          Gary M. Freytag
                                          Vice President and Treasurer
                                          (Principal Financial Officer)





DATE   September 24, 1999
    --------------------------------

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




DATE   September 24, 1999
    --------------------------------

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                          HILLSDALE TOOL & MANUFACTURING CO.





                                          /s/ Gary M. Freytag
                                          -------------------------------------
                                          Gary M. Freytag
                                          Vice President and Treasurer
                                          (Principal Financial Officer)





DATE   September 24, 1999
    --------------------------------

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











                                        MICHIGAN AUTOMOTIVE RESEARCH CORPORATION





                                        /s/ Terence J. Rhoades
                                        ----------------------------------------
                                        Terence J. Rhoades
                                        Secretary and Treasurer
                                        (Principal Financial Officer)



DATE    September 24, 1999
    -----------------------------------

                                 EXHIBIT INDEX





Exhibit No.                    Description
-----------                    -----------


27.1 Financial Data Schedule (submitted electronically to the Securities and Exchange Commission for its information.)