Form 10-K405
period 1999-11-30
EAGLE PICHER HOLDINGS INC; EAGLE PICHER INDUSTRIES INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER FLUID SYSTEMS INC; EAGLE PICHER MINERALS INC; HILLSIDE TOOL & MANUFACTURING CO; MICHIGAN AUTOMOTIVE RESEARCH CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 2000-02-28
CIK 1059364, 30927, 1059567, 1059568, 1059570, 1059571, 1059572, 1059573, 1059575, 1059576

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                      ---------------------------------------

                                     Form 10-K
                 Annual Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

                    For the fiscal year ended November 30, 1999

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

Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     No voting stock is held by non-affiliates of the registrant.

     Indicate by check mark whether Eagle-Picher Industries, Inc., an additional registrant on this filing, has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]  No [ ]

625,001 shares of Class A voting common capital stock, $.01 par value each, were outstanding at February 24, 2000.

374,999 shares of Class B non-voting common capital stock, $.01 par value each, were outstanding at February 24, 2000.

                        TABLE OF ADDITIONAL REGISTRANTS

                                    JURISDICTION OF                    IRS EMPLOYER
                                    INCORPORATION OR   COMMISSION     IDENTIFICATION
               NAME                   ORGANIZATION    FILE NUMBER         NUMBER
               ----                 ----------------  ------------  ------------------
Eagle-Picher Industries, Inc.             Ohio        333-49957         31-0268670

Daisy Parts, Inc.                       Michigan      333-49957-02      38-1406772

Eagle-Picher Development Co., Inc.      Delaware      333-49957-03      31-1215706

Eagle-Picher Far East, Inc.             Delaware      333-49957-04      31-1235685

Eagle-Picher Fluid Systems, Inc.        Michigan      333-49957-05      31-1452637

Eagle-Picher Minerals, Inc.              Nevada       333-49957-06      31-1188662

Eagle-Picher Technologies, LLC          Delaware      333-49957-09      31-1587660

Hillsdale Tool & Manufacturing Co.      Michigan      333-49957-07      38-0946293

Michigan Automotive Research Corp.      Michigan      333-49957-08      38-2185909

                               TABLE OF CONTENTS

ITEM                                                                  PAGE
----                                                                  ----
                                  PART I
 1.     Business....................................................    3
 2.     Properties..................................................    8
 3.     Legal Proceedings...........................................   10
 4.     Submission of Matters to a Vote of Security Holders.........   14

                                 PART II
 5.     Market for the Registrant's Common Equity and Related          15
        Stockholder Matters.........................................
 6.     Selected Financial Data.....................................   15
 7.     Management's Discussion and Analysis of Financial Condition    17
        and Results of Operations...................................
7a.     Quantitative and Qualitative Disclosures About Market          27
        Risk........................................................
 8.     Financial Statements and Supplementary Data.................   29
 9.     Changes In and Disagreements with Accountants on Accounting    66
        and Financial Disclosure....................................

                                 PART III
10.     Directors and Executive Officers of the Registrant..........   66
11.     Executive Compensation......................................   67
12.     Security Ownership of Certain Beneficial Owners and            72
        Management..................................................
13.     Certain Relationships and Related Transactions..............   73

                                 PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form   74
        8-K.........................................................
        Signatures..................................................   78
        Exhibit Index...............................................   88

                                     PART I

ITEM 1. BUSINESS.

  General Development of Business

     Eagle-Picher Holdings, Inc. (the "Company") was incorporated in 1997 by Granaria Industries B.V. under the laws of the State of Delaware as a vehicle to acquire Eagle-Picher Industries, Inc. (the "Subsidiary"), an Ohio corporation, on February 24, 1998 from the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust (the "PI Trust") for $702.5 million (the "Acquisition").

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

     As of March 1, 1999, the Company acquired the stock of Charterhouse Automotive Group, Inc., a holding company whose only operating subsidiary was Carpenter Enterprises, Ltd. ("Carpenter"), a supplier of precision-machined components to the automotive industry for approximately $41.0 million in cash and $31.0 million of existing indebtedness of Carpenter. Approximately $18.6 million of this debt was refinanced from the Company's revolving credit facility. Immediately following the transaction Charterhouse was merged into Carpenter.

     On December 1, 1999, the Company acquired the assets of the isotopically depleted zinc business of Isonics Corporation for $8.2 million, $6.7 million in cash and contingent cash payments of $.5 million annually for three years. Isotopically depleted zinc is used as a corrosion-inhibiting additive to water in nuclear reactors.

     On September 1, 1999, the Board of Directors approved a plan to explore the sale of several smaller divisions in order to focus management, technical and financial resources on core businesses. The sale of the Ross Aluminum Foundries Division was completed January 28, 2000. The sale of the assets of Michigan Automotive Research Corporation was completed February 25, 2000. The other divestitures are expected to occur in 2000.

  Financial Information About Industry Segments.

     The Company's major industry segments are:

     1.  Automotive; and
     2.  Industrial Products.

Industry Segment Data is included in Item 8 below, the Company's Consolidated Financial Statements for the years ended November 30, 1999 and 1997, the nine months ended November 30, 1998 and the three months ended February 28, 1998. (See Note Q to the Consolidated Financial Statements contained in Item 8.)

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

                                                               1999    1998    1997
                                                               ----    ----    ----
Precision Machined Components..............................    38.4%   28.2%   22.7%
Rubber Coated Metal Products...............................     9.1     9.2     8.9
Other Automotive Products and Services.....................    13.1    13.2    11.2
Divested Automotive Products...............................      --     3.0    10.8
                                                               ----    ----    ----
     Total.................................................    60.6%   53.6%   53.6%
                                                               ====    ====    ====

     Precision Machined Components. The Hillsdale Tool Division specializes in the design, manufacture and distribution of precision-machined aluminum and steel parts. Typical machined parts would include transmission pump assemblies, vibration dampening devices and a variety of other precision machined castings and forgings which are designed and engineered for engine, transmission and driveline applications. These parts are also produced in Mexico and the United Kingdom. The acquisition of Carpenter has expanded both the Company's product lines and customer base for precision-machined components. The market for precision machined components tends to have a few strong and well-positioned competitors, including the original equipment manufacturers ("OEM's") themselves. The Automotive Group competes in this market primarily on the basis of price, delivery, quality and service.

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

     The Rubber Molding Division manufactures small precision injection molded rubber parts used in sealing shock absorbing and noise reduction applications. Similar parts are manufactured at a plant in Spain. Although the Company is one of the top three suppliers for many of the seals it produces, the market for these products is highly fragmented. In niche markets in which the Company competes, it competes primarily on the basis of quality and cost. This division also manufactures injection molded rubber parts used in sealing components for fuel systems and rubber parts used in plumbing and packaging applications.

     The Ross Aluminum Foundries Division produced aluminum turbocharger components, primarily for diesel engines, and other engine and specialty automotive components. The Company believes it is a relatively small participant in the market for automotive castings in aluminum. This division also produced complex castings for other industrial markets. Ross Aluminum was sold effective January 1, 2000 for approximately $24.6 million.

     Michigan Automotive Research Corporation ("MARCO") offered vehicle and vehicle system manufacturers a comprehensive range of testing programs for engines, powertrains and powertrain components. Its customers included the OEM's, their suppliers and manufacturers of other types of vehicles. The assets of MARCO were sold on February 25, 2000 for approximately $10.0 million.

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

     Consolidated sales to the Ford Motor Company amounted to $137.8 million in 1999, $160.8 million in 1998 and $170.5 million in 1997. No other customer of the Automotive Group or the Industrial Products Group accounted for 10% or more of consolidated net sales.

THE INDUSTRIAL PRODUCTS GROUP

     The Industrial Products Group manufactures products for various global industrial markets. Certain of its products are used in defense applications as well. Its products can be segregated into the following product lines: Special Purpose Batteries, Specialty Materials, Construction and Material Handling Equipment, and Diatomaceous Earth Products. The following table sets forth the percentage of the Company's total net sales contributed by each product line:

                                                               1999    1998    1997
                                                               ----    ----    ----
Special Purpose Batteries..................................    12.3%   15.0%   14.4%
Specialty Materials........................................     9.3     9.5    11.3
Construction and Material Handling Equipment...............     9.9    12.8    10.7
Diatomaceous Earth Products................................     6.7     7.7     7.0
Other Industrial Products..................................     1.2     1.4     1.6
Divested Industrial Products...............................      --      --     1.4
                                                               ----    ----    ----
                                                               39.4%   46.4%   46.4%
                                                               ====    ====    ====

     Special Purpose Batteries. The Industrial Products Group designs, manufactures and tests special purpose batteries for telecommunications, aerospace and defense applications, such as satellites, launch vehicles and missiles. Major customers for these batteries include satellite builders, aircraft manufacturers and the U.S. Government. The Company bids competitively for numerous fixed price government contracts for special purpose batteries and competes primarily on the basis of quality, performance and cost. It has a few competitors for some highly technological products, but many large and small competitors for its other products such as lead-acid batteries, which are used in toys and emergency lighting systems.

     Specialty Materials. The Company manufactures and tests high-purity specialty material compounds for a wide range of services and products. The Company is a major source for high purity isotopically enriched boron compounds used in nuclear applications. The boron isotope that is produced by the Company is a material that absorbs neutrons and is used as a moderator in nuclear reactors. Following its acquisition of the isotopically, depleted zinc business of Isonics Corporation, the Company also distributes isotopically purified zinc for nuclear reactors. There are few competitors in this market, but there is competition from products made from alternate materials. These operations also refine rare metals, such as high purity germanium compounds. Germanium is used in satellite applications such as substrates for solar cells which are used to power satellites. The major customers for germanium products include satellite builders and other aerospace companies. The Industrial Products Group also manufactures bulk pharmaceutical products and industrial chemicals, and produces a wide range of super-clean containers, which meet strict EPA protocols, for environmental sampling.

     Construction and Material Handling Equipment. The Construction Equipment Division manufactures primarily three construction equipment products: wheel tractor scrapers, heavy-duty industrial forklift trucks and component parts for construction machinery. The Company is the exclusive source of certain models of wheel tractor scrapers to Caterpillar, Inc. The Company sells its own branded line of heavy-duty industrial forklift trucks, which are primarily sold to independent rental fleets and also to paper and automotive manufacturers. The industrial forklift market is highly fragmented, however, the Company participates in niche markets, such as the rough terrain market.

     Diatomaceous Earth Products. The Minerals Division mines and refines diatomaceous earth products and perlite filter aid products, which are used in high purity filtration applications, primarily by the food and beverage industry, and as industrial absorbents. The Minerals Division is second to Allegheny Corporation in the sale of certain filter aid products that are sold both directly and through distributors to many large and small customers. In the North American market for industrial absorbents, the Company has a variety of competitors due to a number of other materials, such as clay, which are also used for this purpose.

     Other Industrial Products. The Cincinnati Industrial Machinery Division produces high-volume metal cleaning and finishing systems for industrial applications, including specialized high-volume can washing and coating machinery for the manufacture of two-piece cans for the food and beverage industry.

DIVESTED DIVISIONS

     During the fiscal year ended November 30, 1997, the Company sold a number of divisions to fund repayment of notes issued during the reorganization process. These divisions were the Plastics Division, the Fabricon Products Division and the Transicoil Division. In June 1997, the assets of the former Suspension Systems Division were contributed to a joint venture ("E-P-Boge") with Fichtel & Sachs Industries, Inc. ("F & S"). F & S then exercised its option to purchase the Company's interest in E-P-Boge in November 1998. The Company sold its Trim Division as of October 31, 1998. The Company did not sell any divisions in its 1999 fiscal year. All of the divisions sold in the Company's 1997 and 1998 fiscal years are referred to collectively as the "Divested Divisions".

OTHER INFORMATION

     Raw Materials. The prices of raw materials are subject to volatility. The Company's principal raw materials are rubber, steel, zinc, nickel, germanium, boron and aluminum. These raw materials are commodities that are widely available. Although the Company has alternate sources for most of its raw materials, the Company's policy is to establish arrangements with select vendors, based upon price, quality and delivery terms. By limiting the number of its suppliers, the Company believes that it obtains materials of consistently high quality at favorable prices. In 1999, the Company initiated a program to leverage its corporate purchasing power. This program covers direct materials and operations and business support items.

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

     Backlog. At November 30, 1999 and 1998, the Company's order backlog was approximately $184.6 million and $200.0 million, respectively. The decline in backlog is due primarily to softness in the satellite market after the completion of a major satellite project in 1998. The Company expects the order backlog outstanding at November 30, 1999 to be filled within the 2000 fiscal year. As is customary in the automotive industry, the Company enters into blanket purchase orders with its customers with respect to specific product orders. From time to time, the customer, depending on its needs, will provide the Company with releases on a blanket purchase order for a specified amount of products. As a result, the backlog for the Automotive Group is not significant.

     Government Contracts. The Company's Industrial Products Group has contracts with the U.S. Government that have standard termination provisions. The U.S. Government retains the right to terminate the contracts at its convenience. However, if contracts are terminated, the Company is entitled to be reimbursed for allowable costs and profits to the date of the termination relating to authorized work performed to such date. U.S. Government contracts are also subject to reduction or modification in the event of changes in Government requirements or budgetary constraints.

     Research and Development. The Company spent approximately $13.3 million on research and development activities, primarily for the development of new products or the improvement of existing products in 1999. Comparable costs were $14.1 million in 1998 and $14.8 million in 1997.

     Environmental Regulatory Compliance. The Company had capital expenditures of $.3 million and operating expenses (excluding depreciation) of approximately $9.6 million in the year ended November 30, 1999 for environmental matters. The Company estimates that its capital expenditures and operating expenses, including expenses for remedial activities, will be approximately $.7 million and $13.8 million, respectively, in 2000. As of November 30, 1999, the Company has reserved $8.8 million in connection with environmental matters, and believes such reserves to be adequate under the circumstances. See Item 3.(c) for information with respect to various other environmental proceedings.

     Employees. As of November 30, 1999, the Company employed approximately 6,925 persons in its operations, of whom approximately 1,725 were salaried employees and 5,200 were hourly employees. Approximately 19% of the Company's hourly employees are represented by one of six labor organizations. The Company believes that its relations with its employees are generally good.

     Financial Information about Foreign and Domestic Operations and Export
Sales

     Financial information about Foreign and Domestic Operations and Export Sales is included in Item 8 below, the Company's Consolidated Financial Statements for the years ended November 30, 1999 and 1997, the nine months ended November 30, 1998 and the three months ended February 28, 1998. (See Note Q.)

ITEM 2. PROPERTIES.

     The principal fixed assets of the Company consist of its manufacturing, processing and storage facilities and its transportation and plant vehicles. Substantially all of the Company's owned properties and assets are pledged as collateral under its syndicated senior loan facility. The following sets forth selected information regarding the Company's active manufacturing and processing facilities:

                                                                                    DESCRIPTION OF
     BUSINESS GROUP                                LOCATION                        PROPERTY INTEREST
     --------------                                --------                        -----------------
AUTOMOTIVE
  Domestic                   Ann Arbor, Michigan                                       owned(2)
                             Blacksburg, Virginia (2 plant locations)                    owned
                             Brighton, Michigan                                         leased
                             Hillsdale, Michigan (4 plant locations)                     owned
                             Hamilton, Indiana                                           owned
                             Inkster, Michigan                                           owned
                             Jonesville, Michigan                                        owned
                             Leesburg, Florida                                           owned
                             Manchester, Tennessee                                     leased(1)
                             Mount Pleasant, Michigan                                    owned
                             Norwich, Connecticut                                        owned
                             Pine Bluff, Arkansas                                       leased
                             Sidney, Ohio (2 plant locations)                          owned(2)
                             Stratford, Connecticut                                      owned
                             Traverse City, Michigan                                   leased(1)
                             Vassar, Michigan                                           leased
  International              Market Harborough, England                                  owned
                             Ohringen, Germany                                           owned
                             San Luis Potosi, Mexico                                     owned
                             Soria, Spain                                                owned
                             Tamworth, England                                           owned
INDUSTRIAL PRODUCTS(3)
  Domestic                   Clark Station, Nevada                                       owned
                             Colorado Springs, Colorado (2 plant locations)         owned & leased
                             Galena, Kansas                                              owned
                             Grove, Oklahoma                                             owned
                             Harrisonville, Missouri                                     owned
                             Joplin, Missouri (7 plant locations)                   owned & leased
                             Lenexa, Kansas                                              owned
                             Lovelock, Nevada                                            owned
                             Lubbock, Texas                                              owned
                             Miami, Oklahoma (3 plant locations)                    owned & leased
                             Quawpaw, Oklahoma (2 plant locations)                       owned
                             Seneca, Missouri                                            owned
                             Sharonville, Ohio                                           owned
                             Stella, Missouri                                            owned
                             Vale, Oregon                                              leased(1)
  International              Acuna, Coahuila, Mexico                                     owned

---------------

(1) The Company will become owner of each property upon payment in full of all existing industrial revenue bond obligations in connection with such property.

(2) The Company sold the property in the divestiture of either its Ross Aluminum Foundries Division in January 2000 or its Michigan Automotive Research Corporation Division in February 2000.

(3) In addition to the facilities listed, the Company's Minerals Group has mining locations and numerous claims in Nevada, Oregon and California.

     The Company owns or leases additional office space, including its corporate headquarters in Cincinnati, Ohio and sales offices in Europe and Asia, and warehouse space for certain of its operations. The Company's properties are adequate and suitable for its business and generally have capacity for expansion of existing buildings on owned real estate. Plants range in size from 420,000 square feet of floor space to under 50,000 square feet and generally are located away from large urban centers. Substantially all of its buildings have been well maintained and are in sound operating condition and regular use.

     Mining. The Industrial Group's Minerals division owns and leases diatomaceous earth and perlite mining locations as well as numerous claims in Nevada, Oregon and California (collectively, "mining properties"). The Company's owned and leased mining properties, including those not currently being mined, comprise a total of approximately 7,000 acres in Storey, Lyon, Pershing and Churchill Counties in Nevada and 3,600 acres in Malhuer and Harney Counties in Oregon, as well as rights on 1,040 acres not currently being mined in Siskiyou County in California. The Company continually evaluates potential mining properties, and additional mining properties may be acquired in the future. The Minerals division extracts diatomaceous earth and perlite through open-pit mining using bulldozers and wheel type tractor scrapers. The extracted materials are carried by truck to separate processing facilities. A total of approximately 494,000 tons of diatomaceous earth and perlite were extracted from the Company's mining properties in Nevada and Oregon in Fiscal 1999. On average, the Company has extracted a total of approximately 433,000 tons of diatomaceous earth and perlite from its Nevada and Oregon properties each year for the past four years. As ore deposits are depleted, the Company reclaims the land in accordance with plans approved by the relevant federal, state and local regulators. The following mining properties are of major significance to the Company's mining operations:

          Nevada. The Company's diatomaceous earth mining operations in Nevada commenced 55 years ago in Storey County. The Company commenced perlite-mining operations in Churchill County in 1993. The Company extracted a total of approximately 279,000 tons of diatomaceous earth and perlite from its Nevada mining properties in Fiscal 1999 and, on average, extracted a total of approximately 290,000 tons of diatomaceous earth and perlite from its Nevada mining properties each year for the past four years, or approximately 67% of the Company's total diatomaceous earth and perlite production (and including 100% of its perlite production). Approximately 265 acres in Storey County, where active mining activities commenced 55 years ago, and approximately 62 acres in the Counties of Lyon and Churchill are actively being mined by the Company for diatomaceous earth. Diatomaceous earth from Storey, Churchill and Lyon mining properties is processed at the Clark Station, Nevada facility. The Company believes its diatomaceous earth reserves in the Counties of Storey, Churchill and Lyon, including mining properties not actively being mined, are in excess of 40 years at current levels of extraction based upon estimates prepared by its mining and exploration personnel. Diatomaceous earth extractions from the Pershing mining properties, which commenced more than 40 years ago, are processed at the Lovelock, Nevada facility. Approximately 975 acres are actively being mined for diatomaceous earth in Pershing. The Company believes its diatomaceous earth reserves in Pershing, including mining properties not actively being mined, to be in excess of 15 years at the current level of extraction based on estimates prepared by its mining and exploration personnel. Beginning in 1993, the Company has actively mined approximately 25 acres in Churchill County for perlite, which is processed at the Lovelock, Nevada facility. The Company believes its perlite reserves in Churchill County, including mining properties not actively mined, are in excess of 50 years at the current level of extraction based upon estimates prepared by its mining and exploration personnel.

          Oregon. The Company commenced mining diatomaceous earth in Oregon approximately 14 years ago at its mining properties in Harney and Malhuer Counties. Approximately 88 acres in Harney County and 80 acres in Malhuer County are actively being mined. Diatomaceous earth extracted from these mines is processed at the Company's Vale, Oregon facility. The Company extracted approximately 215,000 tons of diatomaceous earth from the Harney County and Malhuer County mining properties during Fiscal 1999 and, on average, has extracted approximately 143,000 tons of diatomaceous earth each year for the past four years from these mining properties, or approximately 33% of the Company's total diatomaceous earth and perlite production. The Company believes its diatomaceous earth reserves in Harney County and Malhuer

     County, including mining properties not actively being mined, are in excess of 75 years at the current level of extraction based on estimates prepared by its mining and exploration personnel.

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

     In August 1996, the Subsidiary, together with the Injury Claimants' Committee and the Representative for Future Claimants who was appointed by the Bankruptcy Court, proposed a plan of reorganization to the Bankruptcy Court (the "Plan"). The Bankruptcy Court and the United States District Court for the Southern District of Ohio (the "Ohio District Court") jointly issued the Order confirming the Plan on November 18, 1996 (the "Confirmation Date"), and the Plan was consummated on November 29, 1996 (the "Consummation Date"). The major component of the Plan was a settlement of the Subsidiary's liability for present and future asbestos-related personal injury claims arising out of business operations prior to the petition date under which it was agreed that these claims had a total value of $2 billion. Pursuant to the Plan, (i) the Eagle-Picher Personal Injury Settlement Trust (the "PI Trust") was established and the Subsidiary contributed assets to the PI Trust valued at approximately $730 million in the aggregate (representing the approximately 37% distribution upon the $2 billion allowed claim of the asbestos claimants, as unsecured creditors), consisting of $51.3 million in cash, $250 million in the 10% Debentures, $69.1 million in Tax Refund Notes, $18.1 million in Divestiture Notes and 10,000,000 shares of Common Stock (representing all outstanding shares of Common Stock), and (ii) the PD Trust was established in 1999 and was funded by the Subsidiary with $3 million in cash plus interest that had accrued since the Subsidiary had funded this obligation and set aside the $3 million pending establishment of the PD Trust. Pursuant to the Plan, the asbestos-related claims are discharged and the Subsidiary has no further liability in connection with such claims.

     Pursuant to the Plan, the Subsidiary is discharged of the burden of defending more than 150,000 asbestos-related, as well as any lead-related, claims that had been, as well as any such claims that may in the future be, filed against the Subsidiary. This relief has been accomplished through the establishment of the independent trusts under the Plan to assume, administer, settle and pay such claims. In addition, the Order includes an injunction (the "Injunction"), which prohibits claimants with asbestos-related or lead-related claims from bringing actions against the Subsidiary, and instead requires these claimants to assert such claims only against the PI Trust or, as to asbestos-related property damage claims, against the PD Trust, each of which was funded by the Subsidiary pursuant to the Plan. Under the Plan the PI Trust assumed all liability and responsibility for asbestos-related and lead-related personal injury claims against the Subsidiary, and the PD Trust will assume all liability and responsibility for asbestos-related property damage claims. The Subsidiary believes that the Plan, the Injunction and the Bankruptcy Code together will enjoin any claims against the Subsidiary with respect to any past, present, or future asbestos-related or lead-related liabilities arising from or based upon business operations prior to the Petition Date.

     Following confirmation of the Plan, notices of appeal of the Order were filed by one general unsecured creditor (the "Creditor Appellant") and the Unofficial Committee of Co-Defendants (the "Co-Defendants"), a group of former manufacturers and distributors of asbestos-containing products that have been named as co-defendants with one or more members of the Subsidiary in asbestos personal injury lawsuits and have asserted claims against the Subsidiary for contribution, indemnity and subrogation. The allowance of contribution claims against the Subsidiary is subject to Section 502(e) of the Bankruptcy Code which states that a claim for contribution asserted by an entity that is liable with a chapter 11 debtor shall be disallowed to the extent such contribution claim is contingent as of the time of allowance or disallowance of such claim. Neither the Creditor Appellant nor the Co-Defendants requested that the Order be stayed pending appeal. The Creditor Appellant withdrew its notice of appeal by a stipulation dated January 24, 1997.

     The Co-Defendants appealed the Order directly to the United States Circuit Court of Appeals for the Sixth Circuit (the "Sixth Circuit") (the "Confirmation Order Appeal"), raising a variety of objections to the Plan and to the Trust's procedures for processing, allowing and paying the Co-Defendants' claims. The Co-Defendants also asserted, among other things, that Section 524(g) of the Bankruptcy Code, which authorizes courts to issue injunctions to channel asbestos claims away from a reorganized Subsidiary to a personal injury trust established by such Subsidiary is unconstitutional. The Sixth Circuit in a decision and order issued December 21, 1998, affirmed the Confirmation Order and dismissed the subject appeal as moot. As a result, the Confirmation Order became final and nonappealable as of March 23, 1999.

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

     While Section 524(g) specifically addresses trusts created to resolve asbestos-related litigation and injunctions issued in connection therewith, it does not specifically address whether an injunction directing claims to a trust that will pay both asbestos-related and non-asbestos-related claims, as in this case, is protected under Section 524(g). While there is a risk that the Injunction would not apply to future lead-related claimants because lead-related claims are not addressed in Section 524(g), the Subsidiary believes that the Injunction would be upheld and enforced against lead-related claimants if challenged. That belief is based on the fact that the Bankruptcy Court and Ohio District Court, in confirming the Plan and entering the Injunction, specifically ruled that Section 524(g) does not prohibit channeling of non-asbestos related claims along with asbestos-related claims. In the event that Section 524(g) does not operate to protect the Injunction's channeling of lead-related claims, such channeling could be upheld as a necessary or appropriate order under Section 105(a) of the Bankruptcy Code. Although the filing of future lead-related lawsuits cannot be predicted, the Subsidiary believes that this risk is limited because to date, only approximately 125 lead-related claims have been asserted against the Subsidiary (as compared to the tens of thousands of asbestos-related claims asserted against the Subsidiary).

     On and shortly after the Consummation Date, the Subsidiary made distributions (the "Initial Distribution") under the Plan totaling approximately $800 million in cash, common stock and debt securities (including the approximately $730 million contributed to the PI Trust, $3.0 million set aside for the PD Trust and the remainder in connection with various other allowed claims including the environmental claims described below). Final distributions under the Plan will not be made until all remaining unresolved claims (other than asbestos-related and lead-related claims) are resolved (the "Final Distribution"). One environmental claim asserted during the chapter 11 proceeding is the only claim that remains unresolved. As of November 30, 1999, the Subsidiary has a reserve on its balance sheet in the amount of approximately $11.3 million for the Final Distribution (the "Final Distribution Reserve"). Although there can be no assurance as to the amount required to resolve the remaining claims, the Subsidiary expects those claims, together with any other claims not paid in the Initial Distribution, to be resolved, exclusive of administrative expenses, for an amount not in excess of the Final Distribution Reserve.

     Although a bankruptcy plan of reorganization generally serves to resolve all claims that arose prior to the chapter 11 proceedings, courts in a number of cases have limited the types of environmental obligations that can be discharged by bankruptcy (concluding, for example, that an order to conduct an environmental clean-up of a site may not be a "claim" or that an environmental claim did not "arise" before the bankruptcy). The Subsidiary has entered into the Environmental Settlement, discussed below, which is intended to relieve the Subsidiary of the burden of defending against certain claims asserted under Environmental Laws relating to conditions occurring prior to the date of the bankruptcy petition and governs certain environmentally related claims that have been or may yet be asserted against the Subsidiary after the Consummation Date relating to conditions occurring prior to the date of the bankruptcy petition. See "-- Environmental Matters." Nevertheless, due to the limitations on the types of environmental obligations that can be discharged by bankruptcy, the Subsidiary may have obligations relating to historical noncompliance with environmental laws with respect to sites owned by the Subsidiary as of the Confirmation Date that were not asserted in the chapter 11 proceedings. See "-- Environmental Matters."

     (b) Other.

     On January 25, 1996, Richard Darrell Peoples, a former employee of the Subsidiary, filed a Qui Tam suit under seal in the United States District Court for the Western District of Missouri (the "Missouri Court"). A Qui Tam suit is a lawsuit brought by a private individual pursuant to federal statute, allegedly on behalf of the U.S. Government. The U.S. Government has declined the opportunity to intervene or take control of this Qui Tam suit. The Subsidiary became aware of the suit on October 20, 1997, when it was served on the Subsidiary, after it had been unsealed. The suit involves allegations of irregularities in testing procedures in connection with certain U.S. Government contracts. The allegations are similar to allegations made by the former employee, and investigated by outside counsel for the Subsidiary, prior to the filing of the Qui Tam suit. Outside counsel's investigation found no evidence to support any of the employee's allegations, except for some inconsequential expense account matters. The Subsidiary, which believes that the U.S. Government did not incur any expense as a result of those matters, reported to the U.S. Government the employee's allegations and the results of outside counsel's investigation. The employee also initiated a different action against the Subsidiary in 1996 for wrongful termination, in which he alleged many of the same acts complained of in the Qui Tam suit. That action was dismissed with prejudice by the Missouri Court in October 1996. On June 16, 1998, the Missouri Court granted the Subsidiary's Motion to Dismiss the Qui Tam suit. The Court, however, allowed Mr. Peoples to amend his complaint. Mr. Peoples filed an amended complaint, and the Subsidiary's Motion to Dismiss the Amended Complaint was denied on January 20, 1999. The Subsidiary intends to contest this suit vigorously. The Subsidiary does not believe that resolution of this suit will have a material adverse effect on the Subsidiary's financial condition, results of operations or cash flows.

     On May 8, 1997, Caradon Doors and Windows, Inc. ("Caradon"), filed suit against the Subsidiary in the United States District Court for the Northern District of Georgia (the "Georgia Court") alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in an amount not less than $10 million (the "Caradon suit"). The Caradon suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement in amount believed to be approximately $10 million. In June 1997, the Subsidiary filed a Motion with the Bankruptcy Court seeking an order enforcing the Plan and the Confirmation Order against Caradon, and enjoining the Caradon suit from going forward. The Bankruptcy Court in a decision entered on December 24, 1997, held that the Caradon suit did violate the Plan and the Confirmation Order and enjoined Caradon from pursuing the Caradon suit. Caradon appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of Ohio (the "District Court"), and in a decision entered on February 3, 1999, the District Court reversed and remanded the matter back to the Bankruptcy Court. The Subsidiary intends to contest this suit vigorously. The Subsidiary does not believe that resolution of this suit will have a material adverse effect on the Subsidiary's financial condition, results of operations or cash flows.

     The Subsidiary is also involved in various other proceedings incidental to the ordinary conduct of its business. The Subsidiary believes that none of these other proceedings will have a material adverse effect on the Subsidiary's financial condition, results of operations or cash flows.

     (c) Environmental Matters.

     During the pendency of the chapter 11 proceedings, the Subsidiary entered into a settlement agreement (the "Environmental Settlement") with the United States Environmental Protection Agency (the "EPA"), the United States Department of the Interior and the states of Arizona, Michigan and Oklahoma (together, the "Settling

Parties"), addressing all known and unknown environmentally-related claims that were or could have been asserted by those entities against the Subsidiary in the bankruptcy proceeding. The Environmental Settlement resolved the majority of the approximately 1,100 environmental liability-related claims filed against the Subsidiary in the chapter 11 proceedings. In addition to resolving those claims filed in the chapter 11 proceedings, the Environmental Settlement provided that any additional claims by the Settling Parties against the Subsidiary in connection with pre-petition activities at any site not owned by the Subsidiary (the "Additional Sites"), shall be resolved as if they had been asserted during the chapter 11 proceedings. Accordingly, if the Subsidiary is found liable or settles any Additional Site claim, such liability is limited to approximately 37% of the liability or settlement amount.

     Since entering into the Environmental Settlement, the Subsidiary has received notice from one or more of the Settling Parties that the Subsidiary may have liability in connection with 19 Additional Sites. The Subsidiary may be insured for a portion of these claims. The Subsidiary believes that its potential liability at 17 of these Additional Sites is not material to the Subsidiary's financial condition, results of operations or cash flows. The remaining two Additional Sites are the Henryetta Smelter Site at Henryetta, Oklahoma and the RSR Smelter Site at Dallas, Texas.

          Henryetta Smelter Site. The Subsidiary received a notice from the EPA in 1997, alleging liability for remediation expenses at the site of a former zinc smelting facility owned and operated by the Subsidiary at Henryetta, Oklahoma, and for the removal and disposal from surrounding residential locations of contaminated soil and gravel that originated from the facility and from other companies operating in the area. The Subsidiary operated the facility for approximately 50 years, until it was shut down in 1968. The EPA performed remedial activities at the site at a cost of approximately $6.3 million. The Subsidiary has agreed to settle this claim with the EPA by giving EPA a total allowed claim in this matter of $5.2 million.

          RSR Smelter Site. The Subsidiary received a notice from the EPA in 1996, alleging that it may be a Potentially Responsible Party ("PRP") regarding liability for remediation expenses at a secondary lead smelting facility in Dallas, Texas. The Subsidiary allegedly leased the facility, which was in operation until a date in or about 1984, for a period of at least one year in the early 1950s. The EPA has conducted and continues to conduct extensive remedial activities at this site, and the EPA's total expenses may amount to $60 million or more. The Subsidiary and the EPA have settled this claim by giving EPA a total allowed claim in this matter of $2.1 million.

          The Subsidiary does not expect that its total costs associated with these two sites will have a material adverse effect on the Subsidiary's financial condition, results of operations or cash flows. Because each site is an Additional Site under the Environmental Settlement, the Subsidiary will be required to pay only approximately 37% of any amount for which it may be found liable or settle the claim. The payment of these two claims will be a deduction from the Final Distribution.

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

     The Subsidiary owned and operated a lead and zinc smelting facility, which was dismantled in 1982, on the Galena property. The Galena property is located within the Tri-State mining district, formerly one of the largest lead and zinc fields in the world. The Tri-State mining district was actively worked from the mid-1800s until the 1960s and, as a result, soil, groundwater and surface waters have been significantly and adversely impacted. In the 1980s and early 1990s, the EPA addressed both surface contamination (including residential soil contamination) and groundwater contamination issues in the Tri-State mining district in the immediate vicinity of the Galena property. Under the Environmental Settlement, while the Subsidiary resolved all of its other liability under the Comprehensive Environmental Response, Compensation, and Liability Act associated with the Tri-State mining district, it specifically retained liability for the Galena property. Environmental impacts are likely at the Galena property as a result of the former smelter operation and from historic materials management practices on the Galena property. The EPA has not required remediation of the Galena property, and the Subsidiary has no current expenses in connection with remedial activities at this property. The Subsidiary, however, anticipates that certain investigations and remediation may be required at some point in the future. The Subsidiary does not believe that it will be assessed any penalty in connection with the remediation of this site, although there can be no assurance that one will not be imposed.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

                                [NOT APPLICABLE]

ITEM 6. SELECTED FINANCIAL DATA.

                                                 NINE MONTHS    THREE MONTHS
                                                    ENDED           ENDED
                                                 NOVEMBER 30,   FEBRUARY 28,
                                       1999          1998           1998            1997            1996            1995
                                    ----------   ------------   -------------   -------------   -------------   -------------
                                                                PREDECESSOR A   PREDECESSOR A   PREDECESSOR B   PREDECESSOR B
                                                                           (UNAUDITED)
                                                           (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)
STATEMENT OF INCOME (LOSS):
Net sales (A).....................  $  913,261    $  645,984     $  205,842      $   906,077     $   891,287     $   848,548
Operating income (B)..............      25,082        15,470         11,027           45,558          62,106          63,087
Adjustment for asbestos
  litigation......................          --            --             --               --         502,197      (1,005,511)
Fresh-start revaluation (C).......          --            --             --               --         118,684              --
Interest expense (D)..............     (49,060)      (36,313)        (6,940)         (31,261)         (3,083)         (1,926)
Income (loss) before taxes,
  extraordinary items and
  accounting changes..............     (20,387)      (19,064)         4,907           14,046         674,656        (934,871)
Income (loss) before extraordinary
  items and accounting changes....     (17,587)      (14,364)           807           (3,854)        622,086        (944,171)
Extraordinary items and accounting
  changes (E).....................          --            --             --               --       1,524,305              --
Net income (loss).................     (17,587)      (14,364)           807           (3,854)      2,146,391        (944,171)
Preferred stock dividends
  accreted........................     (10,569)       (7,382)            --               --              --              --
Basic earnings (loss) per share
  applicable to common
  shareholders:
  Income (loss) per share
    applicable to common
    shareholders before
    extraordinary items and
    accounting changes............      (28.16)       (21.74)          0.08            (0.39)          56.34          (85.51)
  Extraordinary items and
    accounting changes............          --            --             --               --          138.06              --
  Basic earnings (loss) applicable
    to common shareholders........      (28.16)       (21.74)          0.08            (0.39)         194.40          (85.51)
Weighted average number of common
  shares outstanding..............   1,000,000     1,000,000      9,600,071       10,000,000      11,040,932      11,040,932
Dividends per common share........          --            --             --               --              --              --
BALANCE SHEET DATA (END OF
  PERIOD):
Total assets......................     842,000       816,327            N/A          746,881         848,880         580,073
Total long-term debt and
  redeemable preferred stock
  (F).............................     642,035       571,743            N/A          273,397         386,439          20,628
OTHER DATA:
EBITDA (G)........................     115,393        87,436         26,969          104,080          94,931          94,193
Cash provided by (used in)
  operating activities............      46,928        75,547         (9,083)         147,883          72,861          30,456
Cash used in investing
  activities......................     (95,471)      (16,618)        (6,734)         (13,827)        (41,770)        (28,713)
Cash provided by (used in)
  financing activities............      44,933       (64,216)       (18,954)        (113,042)         (3,198)         (1,019)
SELECTED RATIOS:
Earnings/fixed charges and
  preferred stock dividends (H)...        .49x          .41x          1.69x            1.43x         173.50x              --

---------------

(A) Includes net sales attributed to Divested Divisions of $18,600 in the nine months ended November 30, 1998, $7,076 in the three months ended February 28, 1998, $111,294 in 1997, $159,777 in 1996, and $166,082 in 1995.

(B) Operating income is not indicative of trends as the results for the nine months ended November 30, 1998 (subsequent to the Acquisition) and those of both Predecessor A (subsequent to the Reorganization, but before the Acquisition) and Predecessor B (prior to the Reorganization) were derived using different bases. (See Management's Discussion and Analysis -- Effects of the Acquisition and Reorganization on Operations and Financial Condition.)

(C) Fresh-start revaluation gain of $118,684 reflects transactions related to emergence from bankruptcy and reorganization in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7").

(D) In accordance with SOP 90-7, interest was not accrued on debt that was unsecured or undersecured during the period during which the Subsidiary was in bankruptcy. Contractual interest was $9,889 in 1996 and $8,897 in 1995.

(E) Reflects a gain of $1,525,540 in 1996 related to emergence from bankruptcy and reorganization in accordance with SOP 90-7 and a loss of $1,235 in 1996 due to an accounting change of the method used for computing LIFO inventories of boron, germanium and other rare metals.

(F) Includes 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") of $97,956 in 1999 and $87,387 in 1998, which was issued in conjunction with the Acquisition. In 1995, long-term debt does not include $62,000 of under-secured or unsecured debt that was included in liabilities subject to compromise.

(G) For purposes hereof, EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization, certain one-time management compensation expenses, gain (loss) on sale of divisions, reorganization items and certain other non-cash items. EBITDA is presented because management believes it is an indicator of a company's ability to service and incur debt. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income, as determined by generally accepted accounting principles ("GAAP"), as an indicator of the Company's operating performance, or to cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments. Includes EBITDA attributable to Divested Divisions of $446 in the nine months ended November 30, 1998, $(185) in the three months ended February 28, 1998, $4,302 in 1997, $5,543 in 1996 and $11,252 in 1995.

(H) For purposes of determining the ratio of earnings to fixed charges and preferred stock dividends, "earnings" consist of income before provision (benefit) for income taxes, extraordinary items and accounting changes and fixed charges. "Fixed charges" consist of interest expense (including amortization of deferred financing costs) and approximately 30% of rental expense, representing that portion of rental expense deemed representative of the interest factor. Earnings were insufficient to cover fixed charges and preferred stock dividends in 1999 by $30,956 and in the nine months ended November 30, 1998 by $26,446. Such earnings to fixed charges and preferred stock dividends is not meaningful for 1996 because of significant reversals of asbestos litigation reserves and fresh start revaluation and is not meaningful for 1995 because of significant charges for asbestos litigation. Earnings were insufficient to cover fixed charges by $934,871 for the year ended November 30, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EFFECTS OF THE ACQUISITION AND REORGANIZATION ON OPERATIONS AND FINANCIAL CONDITION

     The Acquisition of the Subsidiary by the Company was accounted for as a purchase. The purchase price has been allocated to the assets and liabilities of the Company based on their respective fair values as determined primarily by independent appraisals. The excess of the purchase price over the assessed values of the net assets acquired is being amortized over 15 years. The reorganization value in excess of amounts allocable to identifiable assets, which was the intangible asset created during the Subsidiary's emergence from bankruptcy (described below), was assigned no value. Consequently, the results of operations after the Acquisition are not comparable to those in the three months ended February 28, 1998 and in 1997 (the "Predecessor") primarily due to depreciation being calculated on an increased asset base and the difference in amortization of the intangible assets.

     Upon emergence from bankruptcy on November 29, 1996 (the "Reorganization"), the Subsidiary applied the "fresh-start" provisions of the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In accordance with SOP 90-7, the assets and liabilities of the Subsidiary were restated at their fair value and a valuation of equity was made based on the appraised reorganization value of the business. The reorganization value in excess of amounts allocable to identifiable assets was capitalized and amortized using a four year life.

     Interest expense increased substantially in 1998, after the Acquisition, due to the issuance of debt totaling $524.1 million related to the Acquisition. Immediately prior to the Acquisition, there was $271.3 million of outstanding debt. Any of the debt that had been issued when the Subsidiary emerged from bankruptcy that was still outstanding at that time was repaid at the time of the Acquisition.

     In 1997, the Company received Federal tax refunds totaling $69.1 million resulting from net operating losses ("NOL's") carried back to recover taxes paid in prior years. The majority of the NOL's were created when the Subsidiary contributed cash and securities to the PI Trust in the Reorganization. Losses remaining after the carryback were carried forward to reduce taxable income in future years and were capitalized at the statutory rates as deferred tax assets. Other items that were deductible in the future, such as the debt issued in conjunction with the Subsidiary's Reorganization which was deductible when it was repaid, were also included in deferred tax assets which totaled $128.5 million at November 30, 1996. These deferred tax benefits were used to reduce taxable income (and, as a result, income taxes paid) in 1997 and the period in 1998 prior to the Acquisition. They were also used to offset the tax gain resulting from the sale of the Subsidiary. Any of the deferred tax benefits that were not offset by the Predecessor in 1997, the period in 1998 prior to the Acquisition or by the tax gain on the transaction itself were lost and are not available to reduce taxable income of the Company going forward.

     In addition to the effects of the Acquisition and the Reorganization, other factors affecting comparability of operations is the acquisition of Carpenter in 1999 and the sale of the Trim Division in 1998 and the Plastics, Transicoil and Fabricon Products Divisions in 1997. The Company also contributed the assets of its former Suspension Systems Division to Eagle-Picher-Boge, L.L.C., a joint venture in which the Company had a 45% interest, in 1997. In 1998, the majority partner exercised its option to purchase the Company's interest in the joint venture.

  RESULTS OF OPERATIONS

     The following table sets forth certain sales and operating data, net of all inter-segment transactions for the Company's businesses for the periods indicated. However, operating income amounts are not comparable, primarily due to the effects of the Acquisition on the asset bases and depreciation and amortization. In addition, the results of the Divested Divisions and certain one-time management compensation expenses related to the Acquisition totaling $28.9 million in 1998 also affect comparability.

                                       YEAR ENDED      NINE MONTHS       THREE MONTHS        YEAR ENDED
                                      NOVEMBER 30,        ENDED              ENDED          NOVEMBER 30,
                                          1999        NOV. 30, 1998    FEBRUARY 28, 1998        1997
                                      ------------    -------------    -----------------    ------------
(IN MILLIONS OF DOLLARS)                                                  PREDECESSOR       PREDECESSOR
Net sales by segment:
  Automotive........................     $553.2          $347.3             $109.2             $485.6
  Industrial Products...............      360.1           298.7               96.6              420.5
                                         ------          ------             ------             ------
     Total..........................     $913.3          $646.0             $205.8             $906.1
                                         ======          ======             ======             ======
Income (loss) before taxes by
  segment:
  Automotive........................     $ (3.3)         $  7.9             $  4.0             $  6.7
  Industrial Products...............       (7.1)            9.0                3.3               13.2
  Corporate.........................      (10.0)          (36.0)              (2.4)              (5.9)
                                         ------          ------             ------             ------
     Total..........................     $(20.4)         $(19.1)            $  4.9             $ 14.0
                                         ======          ======             ======             ======

1999 Compared to 1998

     Net Sales. Sales in 1999 were $913.3 million, a 7.2% increase over 1998 sales which totaled $851.8 million. However, after excluding Carpenter in 1999 and the Trim Division in 1998, sales decreased 1.9%. Net sales for the Automotive Group, excluding the effects of Carpenter and the Trim Division, increased 4.5%. The North American automotive industry experienced another year of a strong automotive build; however, the growth of the Company's automotive component sales was tempered primarily by the discontinuation of certain programs with a major customer. Over the past four years, the Company estimates it has lost approximately $50.0 million of business with this customer due to re-sourcing decisions. At the same time, the Company has replaced this business with different customers, thus diversifying its customer base. In the Automotive Group, the Company is under constant pressure from its customers to reduce prices. In addition, the products it manufactures become obsolete from time to time as its customers change product designs and the Company must compete for replacement business. The acquisition of Carpenter is expected to further diversify the Company's customer base and expand its precision-machined automotive product lines. Another factor that contributed to flat sales was the weakening of the European currencies during the year, which caused the increases in sales of the European divisions in dollars to be less than increases in local currencies.

     In the Industrial Products Group, sales declined 8.9%. The decline is primarily due to a 50% reduction in shipment of heavy-duty forklift trucks resulting from a decline in demand coupled with increased competition and slower than expected market penetration of new specialty forklift products. In addition, the IRIDIUM satellite program, a 66 satellite constellation for which the Company supplied nickel-hydrogen batteries was completed in 1998.

     Cost of Products Sold. Cost of products sold (excluding depreciation expense) was $725.8 million in 1999, $503.0 million in the nine months ended November 30, 1998 and $162.8 million in the three months ended February 28, 1998 (a total of $665.8 million). As a percentage of sales, excluding the effects of Carpenter and the Trim Division, cost of products sold was 78.5% in 1999 and 77.8% in 1998. This increase was caused in part by the decline in shipments of heavy-duty forklift trucks, which resulted in poor absorption of fixed overhead. In addition, the Company experienced inefficiencies and heavy start-up costs in manufacturing new multi-layer fuel transfer systems programs in Europe.

     Selling and Administrative. Selling and administrative expenses were $75.2 million in 1999 and $58.5 million and $17.1 million in the nine months ended November 30, 1998 and the three months ended February 28, 1998, respectively (a total of $75.6 million). Excluding the effects of Carpenter and the Trim Division, these expenses increased 2.2% in 1999.

     Depreciation. Depreciation was $48.3 million in 1999, $29.9 million in the nine months ended November 30, 1998 and $9.0 million in the three months ended February 28, 1998. Amounts after February 28, 1998 are not comparable to amounts prior to the Acquisition due to the differences in asset bases. According to purchase accounting, the basis of the property, plant and equipment was adjusted to the fair value of such assets as of the date of the Acquisition. Excluding the effects of Carpenter and the Trim Division, depreciation increased $3.8 million in 1999. The increase in depreciation in 1999 is due to different asset bases after the Acquisition in 1998 and increased depreciation resulting from capital spending in recent years to implement new automotive programs (primarily precision machining and multi-layer fuel systems) and expand facilities manufacturing material handling equipment.

     Amortization. Amortization was $16.9 million in 1999, $12.3 million in the nine months ended November 30, 1998 and $3.8 million in the three months ended February 28, 1998. Although the amounts are similar from year to year, they are not comparable for two reasons. Prior to the Acquisition, the Company was amortizing reorganization value in excess of amounts allocable to identifiable assets of $65.1 million over four years. In accordance with purchase accounting, this asset was not allocated a fair value in the Acquisition. The excess of acquired net assets over cost (goodwill) of $241.2 million, which resulted from the Acquisition, is being amortized over 15 years. Secondly, the acquisition of Carpenter as of March 1, 1999, which was accounted for as a purchase, resulted in goodwill of $16.2 million, which is also being amortized over 15 years.

     Impairment of Net Assets of Operations to be Sold. The Company recorded a non-cash provision of $21.4 million, primarily related to the impairment of recorded asset values (including goodwill) of certain of the divisions held for sale, which was recognized because the expected net realizable value of these divisions was estimated to be insufficient to recover their carrying value. The majority of the assets to be sold are in the Automotive Group. These divisions had aggregate sales and income (loss) before taxes, respectively, of $130,008 and $(6,144) in 1999, $94,051 and $(743) in the nine months ended November 30, 1999, $30,009 and $861 in the three months ended February 28, 1998 and $117,066 and $2,560 in 1997. These divisions have continued to operate. The assets of two of these divisions, Ross Aluminum Foundries and MARCO, were sold effective January 1, 2000 and February 25, 2000, respectively.

     Interest Expense. Interest expense was $49.1 million in 1999, $36.3 million in the nine months ended November 30, 1998 and $6.9 million in the three months ended February 28, 1998 (a total of $43.2 million). The increase is due to the increased debt related to the Acquisition as discussed above and to the acquisition of Carpenter in 1999.

     Income (Loss) Before Taxes. Income (loss) before taxes was $(20.4) million in 1999 and $(19.1) million and $4.9 million in the nine months ended November 30, 1998 and the three months ended February 28, 1998, respectively. Excluding the results of Carpenter and the Trim Division, income (loss) before taxes declined $9.0 million in 1999. In addition to weaker operating results of similar divisions in 1999, three items contributed to the decrease in income
(loss) before taxes and affect comparability between 1999 and 1998:

     - A provision for impaired assets held for sale of $21.4 million in 1999;

     - Special management compensation expenses relating to the Acquisition of $28.9 million in 1998; and

     - An increase in interest expense of approximately $5.8 million, which related primarily to the increased debt resulting from the acquisition of Carpenter in 1999 and lower debt in the period prior to the Acquisition in 1998.

     Income (loss) before taxes for the Automotive Group, after excluding the results of Carpenter and the Trim Division, was $(4.0) million in 1999 compared to $14.0 million in 1998. The primary reason for the decline is that $13.3 million of the provision for impairment of net assets of operations to be sold relates to operations in the Automotive Group. The Company experienced operating gains in divisions manufacturing precision-machined products as start-up operations in Europe mature, and in rubber-coated metal products due to a change in product mix toward more value-added products. These operating gains were more than offset by heavy start-up costs and inefficiencies experienced in manufacturing new multi-layer fuel transfer programs in Europe. In addition, divisions in the Automotive Group experienced heavier depreciation as described above.

     Income (loss) before taxes for the Industrial Products Group, was $(7.1) million in 1999 compared to $12.3 million in 1998. $8.1 million of the provision for impairment of net assets of operations to be sold relates to operations in the Industrial Products Group. Operations manufacturing material handling equipment experienced losses due to lower volumes, which resulted in poor absorption of overhead, and inefficiencies related to moving production to another facility.

     The net loss before taxes for the Corporate office was $10.0 million in 1999, $36.0 million in the nine months ended November 30, 1998 and $2.4 million in the three months ended February 28, 1998. In 1998, these amounts included special management compensation expenses related to the Acquisition of $28.9 million.

     Income Taxes (Benefit). Income taxes (benefit) in 1999, the nine months ended November 30, 1998 and the three months ended February 28, 1998 were $(2.8) million, $(4.7) million and $4.1 million, respectively. However, the Acquisition affects the comparability of income taxes and the effective tax rates. In the first quarter of 1998, the amortization of the reorganization value in excess of amounts allocable to identifiable assets was not deductible for tax purposes. Due to the election to treat the sale of stock in the Acquisition as the sale of assets, a substantial portion of the amortization of the excess of acquired net assets over cost is deductible for tax purposes. However, that portion changes over time as liabilities, which were contingent for tax purposes at the time of the Acquisition, are resolved. In addition, the impairment of goodwill in 1999 resulted in a reduced tax benefit.

     Net Income (Loss). Net income (loss) in 1999, the nine months ended November 30, 1998 and the three months ended February 28, 1998 was $(17.6) million, $(14.4) million and $0.8 million, respectively. However, in 1999, net income has been significantly impacted by the effects of a non-cash provision of $21.4 million, primarily related to the impairment of net asset of operations to be sold. In 1998, net income was similarly impacted by the effects of the Acquisition on management compensation -- special. The comparability of depreciation, amortization, interest expense and income taxes has been affected by the Acquisition on February 24, 1998, as the financial statements for the first quarter of 1998 were prepared on a different basis.

     The net loss applicable to common shareholders was increased by $10.6 million in 1999 and $7.4 million in the nine months ended November 30, 1998 for preferred stock dividends accreted. Since the Preferred Stock was issued upon the Acquisition, net income (loss) for the three months ended February 28, 1998 was not impacted.

1998 Compared to 1997

     Net Sales. Sales in the twelve month period ended November 30, 1998 totaled $851.8 million. compared to $906.1 million in the year ended November 30, 1997, a decrease of 6.0% for the year. However, sales increased 3.9% in 1998, after excluding the Divested Divisions.

     Net sales for the Automotive Group, excluding those of Divested Divisions, increased 11.3%. The increase in sales was due to a strong automotive build in North America and increased market penetration of precision-machined transmission and drive train components and multi-layer fuel transfer systems.

     In the Industrial Products Group, net sales decreased 3.0%, excluding net sales of Divested Divisions. Increases in demand for construction equipment and parts and material handling equipment were offset by declines in demand for special purpose batteries and satellite components due to the completion of a major satellite project. In addition, the Company experienced decreased sales of germanium. Sales of germanium products were affected by lower market prices which resulted from increased supplies, the completion of a major satellite project and the increased use of recycled germanium by the Company's customers. Customers increased their recycling of germanium in response to sharp increases in germanium prices which took place in 1996. Revenues declined since the Company has shifted more toward being a toll refiner of germanium rather than a buyer and seller of the material.

     Cost of Products Sold. Cost of products sold (excluding depreciation expense) was $503.0 million in the nine months ended November 30, 1998 and $162.8 million in the three months ended February 28, 1998 (a total of $665.8 million) compared to $725.0 million in 1997. Excluding the cost of products sold of Divested Divisions, cost of products sold as a percentage of net sales was 77.8% in 1998 and 78.7% in 1997. Reasons for the decline include improved performance at certain start-up operations, increased efficiencies and changes in product mix involving the special purpose batteries.

     Selling and Administrative. Selling and administrative expenses were $58.5 million and $17.1 million in the nine months ended November 30, 1998 and the three months ended February 28, 1998, respectively (a total of $75.6 million), compared to $77.1 million in 1997. Excluding the Divested Divisions, these expenses increased 5.1%. Besides a general increase due to activity relating to increased sales volumes, items contributing to the increase of selling and administrative expenses include management fees payable to Granaria Holdings B.V. and a long-term incentive program for managers, both of which commenced after the Acquisition.

     Management Compensation -- Special. The special management compensation expense is a one-time item related to the Acquisition in 1998. See Note L to the Consolidated Financial Statements contained in Item 8.

     Depreciation. Depreciation was $29.9 million in the nine months ended November 30, 1998, $9.0 million in the three months ended February 28, 1998 and $39.7 million in the year ended November 30, 1997. The 1998 and 1997 amounts are not comparable due to the differences in asset bases as a result of the Acquisition on February 24, 1998. According to purchase accounting, the basis of the property, plant and equipment was adjusted to the fair value of such assets as of the date of the Acquisition. This adjustment resulted in depreciation of approximately $1.2 million greater in the nine months following the Acquisition than the Company would have incurred if the Acquisition had not taken place, $1.4 million greater excluding the effect of the Divested Divisions.

     Amortization. Amortization was $12.3 million in the nine months ended November 30, 1998, $3.8 million in the three months ended February 28, 1998 and $16.3 million in the year ended November 30, 1997. However, the 1998 and 1997 amounts are not comparable. Prior to the Acquisition, the Company was amortizing reorganization value in excess of amounts allocable to identifiable assets of $65.1 million over four years. In accordance with purchase accounting, this asset was not allocated a fair value in the Acquisition. The excess of acquired net assets over cost of $241.2 million, which resulted from the Acquisition, is being amortized over 15 years.

     Interest Expense. Interest expense was $36.3 million in the nine months ended November 30, 1998 and $6.9 million in the three months ended February 28, 1998 (a total of $43.2 million) as compared to $31.3 million in 1997. The increase is due to the increased debt related to the Acquisition as discussed above.

     Income (Loss) Before Taxes. Income (loss) before taxes was $(19.1) million and $4.9 million in the nine months ended November 30, 1998 and the three months ended February 28, 1998, respectively, and $14.0 million in 1997. Excluding the results of the Divested Divisions and the gain (loss) on the sales of those divisions, income (loss) before taxes declined $34.2 million in 1998. Three items offset increases in operating results and contributed to the decrease in income (loss) before taxes and affect comparability between 1998 and 1997:

     - An increase in depreciation of $1.4 million in 1998 resulting solely from the difference in asset bases;

     - Special management compensation expenses relating to the Acquisition of $28.9 million in 1998; and

     - An increase in interest expense of approximately $11.9 million, which related primarily to the increased debt resulting from the Acquisition.

     Income before taxes for the Automotive Group, after excluding the results of the Divested Divisions and the gain (loss) on the sales of those divisions, increased 6.1%. The increased sales volumes described above resulted in better absorption of fixed costs and operating results increased accordingly. These increases were slightly offset by the impact on divisions in the Automotive Group of the strike against General Motors ("GM") in 1998. The Trim Division, which is one of the Divested Divisions, was impacted the most significantly by the strike. The increases in operating results in the Automotive Group were somewhat offset by increased interest costs relating to the Acquisition of approximately $5.3 million.

     Income before taxes for the Industrial Products Group, after excluding the results of the Divested Divisions and the gain (loss) on the sales of those divisions, decreased 17.4%. Although volumes of special-purpose batteries declined in 1998 as a large satellite program neared completion, a shift in product mix contributed to an increase in operating results. However, $1.2 million of the increased depreciation relating to the change in asset bases and $6.5 million of increased interest costs relating to the Acquisition adversely affected results in the Industrial Products Group.

     The net loss before taxes for the Corporate office was $36.0 million in the nine months ended November 30, 1998, $2.4 million in the three months ended February 28, 1998 and $5.9 million in 1997. The increase in 1998 was due to items resulting from the Acquisition: 1) special management compensation expenses related to the Acquisition of $28.9 million; 2) management fees payable to Granaria Holdings B.V.; 3) a long-term incentive program for managers; and 4) decreased investment income.

     Income Taxes (Benefit). Income taxes (benefit) in the nine months ended November 30, 1998, the three months ended February 28, 1998 and 1997 were $(4.7) million, $4.1 million and $17.9 million, respectively. However, these amounts and the effective tax rates are not comparable due to the impact of the Acquisition. The amortization of the reorganization value in excess of amounts allocable to identifiable assets was not deductible for tax purposes. Due to the election to treat the sale of stock in the Acquisition as the sale of assets, a substantial portion of the amortization of the excess of acquired net assets over cost is deductible for tax purposes.

     Net Income (Loss). Net income (loss) in the nine months ended November 30, 1998, the three months ended February 28, 1998 and 1997 was $(14.4) million, $0.8 million and $(3.9) million, respectively. However, in 1998, net income has been significantly impacted by the effects of the Acquisition on management compensation -- special, depreciation, amortization, interest expense and income taxes. Net income before depreciation and amortization, management compensation -- special, interest expense and income taxes (benefit) was $113.0 million in 1998 and $101.3 million in 1997.

     The net loss applicable to common shareholders was increased by $7.4 million in the nine months ended for preferred stock dividends accreted. Since the Preferred Stock was issued upon the Acquisition, net income (loss) for the three months ended February 28, 1998 and 1997 was not impacted.

  FINANCIAL CONDITION

EBITDA

     The Company's EBITDA is defined for purposes hereof as earnings before interest expense, income taxes, depreciation and amortization, certain one-time management compensation items and certain other non-cash items, such as gains and losses on the sale of divisions. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or to cash flows from operating activities, as determined by generally accepted accounting principles, as a measure of the Company's operating performance or liquidity, respectively. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments.

     EBITDA was $115.4 million, $114.4 million and $104.1 million in 1999, 1998 and 1997, respectively. Excluding the Divested Divisions, EBITDA was $114.1 million and $99.8 million, in 1998 and 1997, respectively. The increase in EBITDA in 1999 resulting from the acquisition of Carpenter was offset by operating declines in operations manufacturing material handling equipment and multi-layer fuel transfer programs. The increase in EBITDA of 14.3% (excluding the Divested Divisions) from 1997 to 1998 was due primarily to better sales volumes of certain automotive products and construction and material handling equipment and a better product mix in the operation manufacturing special-purpose batteries.

Operating Activities

     Cash flows provided by operations in 1999 were $46.9 million. Net cash flows provided by operations in 1998 were $66.4 million, $75.5 million was provided in the nine months ended November 30, 1998 and $9.1 million was used in operations in the three months ended February 28, 1998. Cash provided by operations was $147.9 million in 1997.

     The following table sets forth a reconciliation of income (loss) before taxes to cash provided by (used in) operations for the years ended November 30:

(DOLLARS IN MILLIONS)                                        1999      1998      1997
---------------------                                       ------    ------    ------
Income (loss) before taxes................................  $(20.4)   $(14.2)   $ 14.0
Depreciation and amortization, excluding amortization of
  deferred financing costs................................    65.2      55.0      56.0
Impairment of net assets of operations to be sold.........    21.4        --        --
Loss on sale of divisions.................................      --        --       2.4
Add back interest expense.................................    49.1      43.3      31.3
Interest paid, net of debt issuance costs.................   (45.0)    (35.3)    (31.0)
Income taxes paid -- net of refunds.......................   (10.0)     (3.1)     64.8
Proceeds from insurance settlements.......................      --      14.8        --
Funding of the management trust upon Acquisition..........      --     (10.0)       --
Working capital and other.................................   (13.4)     15.9      10.4
                                                            ------    ------    ------
Cash provided by operating activities.....................  $ 46.9    $ 66.4    $147.9
                                                            ======    ======    ======

     See Results of Operations for discussions about income (loss) before taxes, depreciation, amortization, impairment of net assets of operations to be sold, loss on sale of divisions and interest expense. Interest paid increased in 1999 due to the acquisition of Carpenter and in 1998 due to the Acquisition as previously discussed in Results of Operations. Differences in interest paid and interest expense result primarily from amortization of deferred financing costs, which are non-cash charges, except in 1998 where there was a $5.7 million difference in the beginning and ending accrual of interest due to the differences in the payment schedules of the debt existing before and after the Acquisition.

     Income taxes paid increased in 1999 due to the following: 1) a refund of foreign income taxes received early in 1998; 2) the Predecessor Company had net operating loss carryforwards and as a result, there were no Federal income taxes payable for income earned prior to the Acquisition (approximately the first three months of 1998); and 3) a portion of the tax liability associated with the tax period ended November 30, 1998 was paid in fiscal year 1999 while all of the anticipated liability for 1999 has been paid in 1999. In 1997, The Company received a tax refund of $69.1 million due to NOL carrybacks generated during the Reorganization.

     The proceeds from insurance settlements in 1998 related to pre-Acquisition contingencies. See Note L to the Consolidated Financial Statements contained in
Item 8 for discussion about the management trust in 1998.

     The decrease in cash in 1999 due to working capital increases resulted primarily from increases in minerals inventories relating to a longer season of mining activities because of favorable weather, changes in distribution methods and customer service for commercial batteries, a large new contract for special purpose batteries and Year 2000 preparedness. Additionally, there were payments made for special management compensation items in 1999, which reduced accruals, and bonus accruals were lower in 1999. In 1998, in addition to the increase in accrued interest previously mentioned, the increase in cash provided by operating activities attributable to working capital was also due to the use of cash in an employee benefits trust to pay for such benefits, rather than using the Company's cash. This resulted in an increase in cash provided by operations to the Company of approximately $8.0 million. In 1997, the increase in cash provided by operating activities attributable to working capital was due to certain divisions being able to negotiate better terms on their accounts payable after emerging from bankruptcy.

     On February 24, 2000, the Company settled claims against a former insurer regarding environmental remediation costs for $16.0 million. The Company received payment of this amount on February 28, 2000.

Investing Activities

     Capital expenditures totaled $47.0 million in 1999. Major projects included completion of a manufacturing plant which was acquired but in-progress when the Company acquired Carpenter and purchase of equipment required for new automotive programs, particularly those involving precision-machined parts. Capital expendi-tures in the year ended November 30, 1998 which totaled $32.0 million, included small expansions to plants that manufacture material handling equipment and bulk pharmaceuticals and equipment needed for new programs in the Automotive Group. Capital expenditures were $51.3 million in 1997. Major additions included two new plants to manufacture precision-machined parts, one in Manchester, Tennessee and the other in Tamworth, England. Construction on the new diatomaceous earth processing unit in Vale, Oregon, which commenced in 1996, was completed in 1997.

     The Company anticipates that capital expenditures will be approximately $45-50 million in 2000, principally for equipment to manufacture precision-machined automotive parts. These capital expenditures will be financed from cash provided by operations or borrowings under the Company's revolving credit facility.

     The Company's cash requirements for the acquisition of Carpenter were $60.2 million, including transaction costs: $37.9 million was paid for the stock of Charterhouse, a $3.1 million payment was made to the former president of Carpenter under a phantom stock plan triggered by the transaction, and $18.6 million of debt assumed in the transaction was repaid with proceeds from the Company's revolving credit facility. The Company also assumed $12.4 million in debt which was not refinanced.

     The Company sold its Trim Division as of October 31, 1998, however the transaction remained in escrow until certain conditions were met in December 1998. At that time, the Company received $12.4 million cash and a $2.1 million note due in 2000 which is secured by a first mortgage on the real estate. In 1997, The Company contributed the assets of its former Suspension Systems Division to Eagle-Picher-Boge, L.L.C., a joint venture in which the Company had a 45% interest, and received a note from the joint venture in the amount of $2.8 million. In 1998, the majority partner exercised its option to purchase the Company's interest in the joint venture. At that time, the note was also repaid resulting in proceeds totaling $7.9 million. The Company sold the Plastics, Fabricon Products and the Transicoil Divisions in 1997. The net cash proceeds of these transactions totaled $39.0 million.

Financing Activities

     In May 1999, the Company amended its syndicated senior bank credit loan facility ("Credit Agreement") to provide for: 1) an accounts receivable loan agreement ("Receivables Agreement") with a separate revolving credit facility of up to $75.0 million; 2) an increase in its revolving credit facility ("Revolving Facility") from $160.0 million to $220.0 million; and 3) repayment of $120.5 million in term loans under the Credit Agreement.

     In addition to its regularly scheduled payments on the remaining term loan, the Company was required to make a prepayment of $8.5 million to the term loans in the first quarter, which represented 60% of annual excess cash flow in 1998 as defined by the Company's credit agreement. The Company's net borrowings of $46.8 million in 1999 resulted primarily from the acquisition of Carpenter. In addition to the borrowings, the Company assumed a $12.4 million industrial revenue bond, which has payments due annually through 2005.

     To finance the Acquisition in 1998, the Company issued $100.0 million in common stock and $80.0 million in publicly traded redeemable preferred stock. The Subsidiary issued $220.0 million of publicly traded senior subordinated notes ("Subordinated Notes") and borrowed $225.0 million in term loans and $79.1 million in revolving loans under the Credit Agreement. At the time of the Acquisition, the Company repaid the $250.0 million Senior Sinking Fund Debentures that had been issued to the PI Trust when the Subsidiary emerged from bankruptcy. The Company was able to repay $64.9 million in debt from the time of the Acquisition through the end of 1998 from cash generated from operations.

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

Earnings to Fixed Charges and Preferred Stock Dividends

     Earnings to fixed charges and preferred stock dividends were .49x in 1999, .41x in the nine months ended November 30, 1998, 1.69x in the three months ended
February 28, 1998 and 1.43x in 1997. Earnings were insufficient to cover fixed charges and preferred stock dividends by $31.0 million in 1999. Excluding the impairment of net assets of operations held for sale, the ratio would be .84x and earnings would not be sufficient to cover fixed charges and preferred stock dividends by $9.5 million. Earnings were insufficient to cover fixed charges and preferred stock dividends by $26.4 million in the nine months ended November 30, 1998. However, the management compensation -- special of $26.8 million in that period is a non-recurring item related to the Acquisition. If this item were excluded, earnings to fixed charges and preferred stock dividends would have been 1.01x in that period.

Liquidity and Capital Resources

     The Revolving Facility under the Credit Agreement is $220.0 million and is available for both borrowings and the issuance of letters of credit. At November 30, 1999, the Company had outstanding borrowings and letters of credit under the Facility of $136.0 million and $51.8 million, respectively, leaving the Company with available borrowing capacity of $32.2 million. In addition, the Company's European operations also have several lines of credit totaling $21.4 million at November 30, 1999, of which $14.4 million was borrowed, leaving $7.0 million in borrowing capacity at that date. These credit agreements contain various financial covenants. Certain of the Company's European subsidiaries did not meet the minimum financial requirement of one of the European credit agreements as of November 30, 1999; however, the Company has obtained the necessary waivers from the lender. The Company was in compliance with the covenants of its Credit Agreement and Subordinated Notes.

     The Receivables Agreement has a term of 364 days; but it is expected to be renewed over the term of the Credit Agreement. Excluding the Receivables Agreement scheduled debt repayments are $16.0 million in 2000. The Credit Agreement, as amended, requires the Company to make mandatory prepayments of 50% of annual cash flow as defined by the Credit Agreement, the net proceeds from sales of assets (subject to certain conditions), the proceeds of new debt issued and 50% of the net proceeds of any equity issued. No excess cash flow payment is due in 2000 for the year ended November 30, 1999. Scheduled debt payments under the Credit Agreement and the industrial revenue bonds for 2001 and 2002 are $20.8 million and $25.6 million, respectively.

     On December 1, 1999, the Company acquired the assets of the depleted zinc business of Isonics Corporation for $8.2 million; $6.7 million of which was paid upon closing and $1.5 million of which consists of contingent cash payments over three years. In addition, the Company has negotiated a warrant to acquire common stock of Isonics Corporation in exchange for materials to be delivered in 2000. This acquisition was financed from the Revolving Facility.

     The proceeds of the sales of the Ross Aluminum Foundries Division and MARCO were used to repay debt. In addition, any other proceeds resulting from the eventual sales of the other divisions to be sold will be applied to reduce debt.

     Cash and cash equivalents were $10.0 million at November 30, 1999. The Company estimates that it needs approximately $10.0 million to $12.0 million in cash for operations. The Company's liquidity needs are primarily for debt service and capital maintenance. The Company believes that its cash flows from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company's expenditures and service its indebtedness, the Company would be required to raise additional funds.

YEAR 2000 READINESS DISCLOSURE

     The Company completed its Year 2000 readiness project as scheduled, including addressing leap year calendar date calculation concerns. The Company did not experience any significant disruptions in its operating or business systems during the transition from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any impact to its ongoing business as a result of the Year 2000 issue. The Company has spent approximately $5.2 million (including capital and internal resources that were redeployed) to assess, remediate and test its computer hardware, software and embedded systems.

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

     The Company has both operating divisions and domestic export customers located in Europe. In 1999, combined revenues from these sources were approximately 11% of total revenues. The Company has operations in Germany, the Netherlands and Spain, which are participating in the euro conversion, and the United Kingdom, which has elected not to participate at this time. Certain of our European operations have adopted the euro as their reporting currency, although many transactions, such as payroll, some billing and vendor invoicing, still occur in local currencies. The remaining operations located in the participating countries plan to make the euro the functional currency sometime during the transition period. The costs associated with the conversion to date have not been material.

     The Company is currently assessing the competitive impact of the euro conversion on the Company's operations, both in Europe and in the United States. In markets where sales are made in U.S. dollars, there may be pressures to denominate sales in the euro, however, exchange risks resulting from these transactions could be mitigated through hedging. Pressures to price products in euro may be more urgent for operations located in the United Kingdom, particularly in the automotive industry, as the European automotive industry is somewhat dominated by German companies. The currency risk to the operations located in the United Kingdom could also be hedged, however the risk is greater on a regional level that the hedging could result in additional costs that could harm the cost competitiveness of those operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for gains and losses resulting from changes in the fair value of a derivative depends on the its intended use and the resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133." Based on the new effective date, the Company will adopt the provisions of this statement in the first quarter of the fiscal year ending November 30, 2001. The Company has not yet determined the impact this statement will have on its financial position or the results of its operations.

Other accounting standards issued by the FASB since June 1998 are not applicable to the Company.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. The words "estimate," "anticipate," "project," "intend," "believe," "expect," and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include, but are not limited to (1) statements regarding future divestitures of divisions under "Item 1. Business -- General Development of Business;" (2) statements regarding competitive conditions in the Automotive Group under "Item 1. Business -- Narrative Description of
Business -- The Automotive Group;" (3) statements regarding the quality and pricing of raw materials under "Item 1. Business -- Narrative Description of Business -- Other

Information;" (4) statements regarding diatomaceous earth and perlite reserves under "Item 2. Properties -- Mining -- Nevada" and " --Oregon;" (5) statements regarding the effect of the Plan and the Injunction on future asbestos-related or lead-related liabilities of the Company and "Item 3. Legal
Proceedings -- Chapter 11 Proceedings;" (6) statements regarding the effect of the Peoples or Caradon litigation on the Subsidiary's financial condition, results of operations or cash flows under "Item 3. Legal Proceedings -- Other;"
(7) statements regarding the effect of the Henryetta Smelter Site or the RSR Smelter Site on the Subsidiary's financial condition, results of operations or cash flows under "Item 3. Legal Proceedings -- Environmental Matters;" (8) statements regarding the effect of certain environmental remediation actions and compliance with environmental laws on the financial condition, results of operations or cash flows of the Subsidiary or the assessment of penalties in connection with certain sites under "Item 3. Legal Proceedings -- Environmental Matters;" (9) statements regarding the effect of the acquisition of Carpenter under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- 1999 Compared to 1998;" (10) statements regarding estimated capital expenditures in 2000 under "Item 7. Management's Discussion and Analysis of Results of Financial Conditions and Operations -- Financial Condition -- Investing Activities;" (11) statements regarding the ability of the Company to fund its anticipated liquidity requirements for the next twelve months under "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources;" (12) statements regarding future loss and replacement of sales under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- 1999 compared to 1998;" and (13) statements regarding the future impact of the Year 2000 issues under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Readiness Disclosure." Such forward looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with customers; the ability of the Company to successfully implement productivity improvements, cost reduction initiatives and facilities expansion; the ability of the Company to develop, market and sell new products and the ability of the Company to continue to comply with environmental laws, rules and regulations. Other risks and uncertainties include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological develop ments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-K are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT ACTIVITIES

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

  Interest Rate Management

     The Company's policy is to manage interest cost using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, the Company has entered into an interest rate swap, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount of $150.0 million. This swap is designated to hedge a majority of the loans outstanding under the Credit Agreement ($217.2 million current balance). For all interest rate hedges, the rate differential is reflected in current interest expense over the life of the swaps.

     The remaining $67.2 million of the loans outstanding under the Credit Agreement bear interest at the variable rates described in Note G to the Consolidated Financial Statements contained in Item 8. In addition, the

Company's Receivables Agreement has a current balance of $63.8 million which bears interest at variable rates equal to market rates on commercial paper having a term similar to applicable interest periods. Accordingly, the combined effect of a 1% increase in an application index rate would result in additional interest expense of $1.3 million per year.

     The following table presents information for all dollar-denominated interest rate instruments. In addition, the Company has several working capital facilities denominated in deutchmark and pound sterling (see Note G to the Consolidated Financial Statements in Item 8). The fair value presented below approximates the cost to settle the outstanding contract.

                                                              EXPECTED MATURITY DATE
                                       --------------------------------------------------------------------
                                       2000   2001    2002   2003   2004    THEREAFTER   TOTAL   FAIR VALUE
      (IN MILLIONS OF DOLLARS)         ----   -----   ----   ----   -----   ----------   -----   ----------
LIABILITIES
Long-Term Debt
  Variable Rate Debt ($).............  79.8    20.8   25.6   25.6   137.8      20.2      309.8     309.8
     Average Interest Rate...........   7.3%    7.5%   7.5%   7.4%    7.4%      4.6%       7.4%
  Fixed Rate ($).....................    --      --     --     --      --     220.0      220.0     194.0
     Average Interest Rate...........   9.4%    9.4%   9.4%   9.4%    9.4%      9.4%       9.4%
INTEREST RATE DERIVATIVES
Interest Rate Swaps
  Variable to Fixed ($)..............    --   150.0     --     --      --        --      150.0       0.7
     Average Pay Rate................  5.81%   5.81%                                      5.81%
     Average Receive Rate............  5.60%   5.60%                                      5.60%

  Currency Rate Management

     The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The major foreign currency exposures involve the markets in Western Europe. The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with (1) foreign currency purchases of materials and other assets, (2) foreign currency sales of goods and (3) intercompany purchase transactions. The Company utilizes forward exchange contracts with duration of generally less than 12 months.

     Gains and losses related to hedges of foreign currency firm commitments or anticipated transactions are included in the basis of the underlying transactions. To the extent an anticipated transaction is no longer likely to occur, the related hedge is closed with gains or losses charged to earnings on a current basis.

     In the cases of (1) and (2) above, to the extent an individual transaction represents significant exposure, the Company places contracts exactly matching foreign currency supply with requirements. As such, the Company believes these contracts to be perfected hedges. In the case of (3) above, the Company has several foreign operations that purchase material from domestic divisions. The Company will place foreign exchange contracts to cover a portion of anticipated yearly purchase requirements for these foreign operations. At year end the Company had foreign currency instruments of this type in notional amounts totaling $5.7 million. Gains or losses on these instruments were not material.

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

ITEM 8. FINANCIAL STATEMENTS

                          EAGLE-PICHER HOLDINGS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                        THREE MONTHS
                                                        NINE MONTHS         ENDED         YEAR ENDED
                                         YEAR ENDED        ENDED        FEBRUARY 28,     NOVEMBER 30,
                                        NOVEMBER 30,    NOVEMBER 30,        1998             1997
                                            1999            1998         PREDECESSOR     PREDECESSOR
                                        ------------    ------------    -------------    ------------
                                              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
NET SALES.............................    $913,261        $645,984        $205,842         $906,077
                                          --------        --------        --------         --------
OPERATING COSTS AND EXPENSES
Cost of products sold (exclusive of
  depreciation shown separately
  below)..............................     725,840         502,973         162,796          725,010
Selling and administrative............      75,155          58,460          17,141           77,109
Management compensation -- special....         556          26,808           2,056               --
Impairment of net assets of operations
  to
  be sold.............................      21,407              --              --               --
Depreciation..........................      48,261          29,926           8,983           39,671
Amortization of intangibles...........      16,930          12,317           3,839           16,318
Loss on sale of divisions or assets...          30              30              --            2,411
                                          --------        --------        --------         --------
                                           888,179         630,514         194,815          860,519
                                          --------        --------        --------         --------
OPERATING INCOME......................      25,082          15,470          11,027           45,558
Interest expense......................     (49,060)        (36,313)         (6,940)         (31,261)
Other income (expense)................       3,591           1,779             820             (251)
                                          --------        --------        --------         --------
INCOME (LOSS) BEFORE TAXES............     (20,387)        (19,064)          4,907           14,046
INCOME TAXES (BENEFIT)................      (2,800)         (4,700)          4,100           17,900
                                          --------        --------        --------         --------
  NET INCOME (LOSS)...................     (17,587)        (14,364)            807           (3,854)
PREFERRED STOCK DIVIDENDS ACCRETED....     (10,569)         (7,382)             --               --
                                          --------        --------        --------         --------
INCOME (LOSS) APPLICABLE TO COMMON
  SHAREHOLDERS........................    $(28,156)       $(21,746)       $    807         $ (3,854)
                                          ========        ========        ========         ========
BASIC EARNINGS (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS.................    $ (28.16)       $ (21.74)       $    .08         $   (.39)
                                          ========        ========        ========         ========

          See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  NOVEMBER 30

                                                                 1999           1998
                                                              -----------    -----------
                                                              (IN THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $ 10,071       $ 13,681
Receivables, less allowances of $1,377 in 1999 and $1,529 in
  1998......................................................    122,499        144,844
Inventories.................................................     90,499         88,873
Net assets of operations to be sold.........................     64,201             --
Prepaid expenses............................................      7,063          8,338
Deferred income taxes.......................................     16,665         10,851
                                                               --------       --------
          Total Current Assets..............................    310,998        266,587
                                                               --------       --------
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements..................................     16,360         18,288
Buildings...................................................     68,889         62,868
Machinery and equipment.....................................    218,526        182,003
Construction in progress....................................     16,003         15,902
                                                               --------       --------
                                                                319,778        279,061
Less accumulated depreciation...............................     67,318         30,524
                                                               --------       --------
          Net Property, Plant and Equipment.................    252,460        248,537
EXCESS OF ACQUIRED NET ASSETS OVER COST, net of accumulated
  amortization of $26,212 in 1999 and $12,300 in 1998.......    205,565        228,910
OTHER ASSETS................................................     72,977         72,293
                                                               --------       --------
          TOTAL ASSETS......................................   $842,000       $816,327
                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  NOVEMBER 30

                                                                 1999           1998
                                                              -----------    -----------
                                                              (IN THOUSANDS OF DOLLARS,
                                                                EXCEPT PER SHARE DATA)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................   $ 50,588       $ 50,307
Long-term debt -- current portion...........................     86,318         25,173
Compensation and employee benefits..........................     26,696         32,761
Income taxes................................................      2,291          6,282
Reorganization items........................................     11,316         12,480
Other accrued liabilities...................................     25,857         29,019
                                                               --------       --------
     Total Current Liabilities..............................    203,066        156,022
                                                               --------       --------
LONG-TERM DEBT, less current portion........................    457,761        459,183
DEFERRED INCOME TAXES.......................................     10,086          8,304
OTHER LONG-TERM LIABILITIES.................................     23,820         24,819
                                                               --------       --------
          TOTAL LIABILITIES.................................    694,733        648,328
                                                               --------       --------
11 3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE PREFERRED STOCK:
  Authorized 50,000 Shares; issued and outstanding 14,191
  Shares;
  mandatorily redeemable @$10,000 per share on March 1,
  2008......................................................     97,956         87,387
                                                               --------       --------
SHAREHOLDERS' EQUITY
Class A Common Stock, voting -- $.01 par value each:
  authorized 625,001 shares; issued and outstanding 625,001
  shares....................................................          6              6
Class B Common Stock, nonvoting -- $.01 par value each:
  authorized 374,999 shares; issued and outstanding 374,999
  shares....................................................          4              4
Additional paid-in capital..................................     99,991         99,991
Deficit.....................................................    (49,902)       (21,746)
Accumulated other comprehensive income (loss)...............       (788)         2,357
                                                               --------       --------
          TOTAL SHAREHOLDERS' EQUITY........................     49,311         80,612
                                                               --------       --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $842,000       $816,327
                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THREE MONTHS
                                                                 NINE MONTHS       ENDED        YEAR ENDED
                                                   YEAR ENDED       ENDED       FEBRUARY 28,   NOVEMBER 30,
                                                  NOVEMBER 30,   NOVEMBER 30,       1998           1997
                                                      1999           1998       PREDECESSOR    PREDECESSOR
                                                  ------------   ------------   ------------   ------------
                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................   $ (17,587)      $(14,364)     $     807      $  (3,854)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization...............      68,764         44,309         12,822         55,989
    Proceeds from insurance settlements.........          --         14,784             --             --
    Impairment of net assets of operations to be
       sold.....................................      21,407             --             --             --
    Loss on sale of divisions...................          --             --             --          2,411
    Changes in assets and liabilities, net of
       effects of acquisitions and divestitures:
         Receivables............................       5,283          2,690         (4,705)       (14,562)
         Income tax refunds receivable..........       1,297            736          1,024         70,695
         Inventories............................      (8,502)         4,378         (2,235)        (3,393)
         Deferred income taxes..................      (9,400)       (11,900)         2,600         15,700
         Accounts payable.......................      (1,947)         1,522         (2,787)        16,351
         Accrued liabilities....................      (9,430)        25,983         (5,488)         7,698
         Other..................................      (2,957)         7,409        (11,121)           848
                                                   ---------       --------      ---------      ---------
         Net cash provided by (used in)
           operating activities.................      46,928         75,547         (9,083)       147,883
                                                   ---------       --------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of divisions..............      12,400          7,872             --         39,007
  Acquisitions..................................     (60,251)            --             --             --
  Capital expenditures..........................     (47,037)       (26,260)        (5,692)       (51,324)
  Other.........................................        (583)         1,770         (1,042)        (1,510)
                                                   ---------       --------      ---------      ---------
         Net cash used in investing
           activities...........................     (95,471)       (16,618)        (6,734)       (13,827)
                                                   ---------       --------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt....................          --             --        445,000          8,000
  Reduction of long-term debt...................    (140,776)        (5,600)      (250,000)      (126,039)
  Borrowings (repayments) under revolving credit
    agreements..................................     187,614        (57,181)        78,740          4,997
  Redemption of common stock....................          --             --       (446,638)            --
  Issuance of common stock......................          --             --        100,001             --
  Issuance of preferred stock...................          --             --         80,005             --
  Debt issuance costs...........................      (1,905)        (1,435)       (26,062)            --
                                                   ---------       --------      ---------      ---------
         Net cash provided by (used in)
           financing activities.................      44,933        (64,216)       (18,954)      (113,042)
                                                   ---------       --------      ---------      ---------
Net increase (decrease) in cash and cash
  equivalents...................................      (3,610)        (5,287)       (34,771)        21,014
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD........................................      13,681         18,968         53,739         32,725
                                                   ---------       --------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD........   $  10,071       $ 13,681      $  18,968      $  53,739
                                                   =========       ========      =========      =========

          See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

YEARS ENDED NOVEMBER 30, 1999 AND 1997, NINE MONTHS ENDED NOVEMBER 30, 1998 AND
                      THREE MONTHS ENDED FEBRUARY 28, 1998

                                                                                            ACCUMULATED
                                  CLASS A   CLASS B               ADDITIONAL                   OTHER
                                  COMMON    COMMON     COMMON      PAID-IN                 COMPREHENSIVE
                                   STOCK     STOCK      STOCK      CAPITAL      DEFICIT    INCOME (LOSS)
                                  -------   -------   ---------   ----------   ---------   -------------
                                                        (IN THOUSANDS OF DOLLARS)
BALANCE NOVEMBER 30, 1996.......    $--       $--     $ 341,807    $    --     $      --      $    --
  Comprehensive Income:
    Net loss....................     --        --            --         --        (3,854)          --
    Foreign currency
      translation...............     --        --            --         --            --       (1,836)
                                    ---       ---     ---------    -------     ---------      -------
BALANCE NOVEMBER 30, 1997.......     --        --       341,807         --        (3,854)      (1,836)
  Comprehensive Income:
    Net income..................     --        --            --         --           807           --
    Foreign currency
      translation...............     --        --            --         --            --       (1,809)
  Redemption of common stock....     --        --      (341,807)        --      (104,831)          --
  Issuance of common stock......      6         4            --     99,991            --           --
  Revaluation of net assets due
    to effects of the
    Acquisition.................     --        --            --         --       107,878        3,645
                                    ---       ---     ---------    -------     ---------      -------
BALANCE FEBRUARY 28, 1998.......      6         4            --     99,991            --           --
  Comprehensive Income:
    Net loss....................     --        --            --         --       (14,364)          --
    Foreign currency
      translation...............     --        --            --         --            --        2,357
  Preferred stock dividend
    accretion...................     --        --            --         --        (7,382)          --
                                    ---       ---     ---------    -------     ---------      -------
BALANCE NOVEMBER 30, 1998.......      6         4            --     99,991       (21,746)       2,357
  Comprehensive Income:
    Net income..................     --        --            --         --       (17,587)          --
    Foreign currency
      translation...............     --        --            --         --            --       (3,145)
  Preferred stock dividend
    accretion...................     --        --            --         --       (10,569)          --
                                    ---       ---     ---------    -------     ---------      -------
BALANCE NOVEMBER 30, 1999.......    $ 6       $ 4     $      --    $99,991     $ (49,902)     $  (788)
                                    ===       ===     =========    =======     =========      =======

                                      TOTAL
                                  SHAREHOLDERS'       TOTAL
                                     EQUITY       COMPREHENSIVE
                                    (DEFICIT)     INCOME (LOSS)
                                  -------------   --------------
                                    (IN THOUSANDS OF DOLLARS)
BALANCE NOVEMBER 30, 1996.......    $ 341,807        $     --
  Comprehensive Income:
    Net loss....................       (3,854)         (3,854)
    Foreign currency
      translation...............       (1,836)         (1,836)
                                    ---------        --------
BALANCE NOVEMBER 30, 1997.......      336,117        $ (5,690)
                                                  ==============
  Comprehensive Income:
    Net income..................          807             807
    Foreign currency
      translation...............       (1,809)         (1,809)
  Redemption of common stock....     (446,638)             --
  Issuance of common stock......      100,001              --
  Revaluation of net assets due
    to effects of the
    Acquisition.................      111,523              --
                                    ---------        --------
BALANCE FEBRUARY 28, 1998.......      100,001        $ (1,002)
                                                  ==============
  Comprehensive Income:
    Net loss....................      (14,364)        (14,364)
    Foreign currency
      translation...............        2,357           2,357
  Preferred stock dividend
    accretion...................       (7,382)             --
                                    ---------        --------
BALANCE NOVEMBER 30, 1998.......       80,612        $(12,007)
                                                  ==============
  Comprehensive Income:
    Net income..................      (17,587)        (17,587)
    Foreign currency
      translation...............       (3,145)         (3,145)
  Preferred stock dividend
    accretion...................      (10,569)             --
                                    ---------        --------
BALANCE NOVEMBER 30, 1999.......    $  49,311        $(20,732)
                                    =========        ========

          See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 1999 AND 1997, NINE MONTHS ENDED NOVEMBER 30, 1998 AND
                      THREE MONTHS ENDED FEBRUARY 28, 1998

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

     The Acquisition was accounted for as a purchase. The purchase price has been allocated to the assets and liabilities of the Company based on their respective fair values as determined primarily by independent appraisals. The excess of the purchase price over the assessed values of the net assets was allocated to Excess of Acquired Net Assets Over Cost and is being amortized over 15 years. As a result, the consolidated financial statements relating to operations after the Acquisition are not comparable to those prior to the Acquisition. Accordingly, the periods prior the Acquisition have been labeled "Predecessor."

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

  Financial Instruments

     The Company's financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets as well as obligations under accounts payable, long-term debt and preferred

                          EAGLE-PICHER HOLDINGS, INC.

stock. The carrying values of these financial instruments, with the exception of long-term debt and preferred stock, approximate fair value (See Notes G and I).

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company conducts periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company's customer base includes all significant automotive manufacturers and their first tier suppliers in North America and Europe. Although the Company is directly affected by the well-being of the automotive industry, management does not believe significant credit risk existed at November 30, 1999.

  Inventories

     Inventories are valued at the lower of cost or market, which approximates current replacement cost. A substantial portion of domestic inventories are valued using the last-in first-out ("LIFO") method while the balance of the Company's inventories are valued using the first-in first-out method.

  Property, Plant and Equipment

     The Company records its investment in property, plant and equipment at cost. The Company provides for depreciation of plant and equipment using the straight-line method over the estimated lives of the assets which are generally 20 to 40 years for buildings and 3 to 10 years for machinery and equipment. Improvements which extend the useful life of property are capitalized, while repair and maintenance costs are charged to operations as incurred. In accordance with purchase accounting, property, plant and equipment acquired in the acquisition of a business, including property, plant and equipment in service at February 24, 1998, are stated at fair value, based on independent appraisals, as of the date of the acquisition.

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

                          EAGLE-PICHER HOLDINGS, INC.

  Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and income and expenses are translated using weighted average exchange rates. Adjustments resulting from translation of financial statements stated in local currencies generally are excluded from the results of operations and included in Accumulated Other Comprehensive Income. Gains and losses from foreign currency transactions are included in the determination of net income
(loss) and were not material.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the 1999 consolidated financial statement presentation.

  New Accounting Standards

     The following three new accounting standards were adopted in the fiscal year ended November 30, 1999; however, the Company's previously reported earnings were not affected by their adoption.

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income and its components. This statement requires the Company to report, for each period presented, the components of comprehensive income, a measure of performance that includes all non-owner sources of changes in equity. In addition to net income, comprehensive income includes unrealized gains and losses on securities available for sale and foreign currency translation adjustments.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires the Company to disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions, regardless of how a company defines its operating segments. Accordingly, the Company's operating segments and presentation of their reported profit and loss have been realigned to conform. (See Note Q).

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" standardizes disclosure requirements for such plans. This standard does not change the measurement or recognition of those plans.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." Based on the new effective date, the Company will adopt the provisions of this statement in the first quarter of the fiscal year ending November 30, 2001. The Company has not yet determined the effects this standard will have on its financial position or the results of its operations.

     Other accounting standards issued by the FASB since June 1998 are not applicable to the Company.

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

                          EAGLE-PICHER HOLDINGS, INC.

     The PI Trust was paid $702,500 in consideration, of which $255,900 was for repayment of the Senior Sinking Fund Debentures ("Debentures"), held by the PI Trust, including interest. The Acquisition was funded with the issuance of 625,001 shares of Class A Common Stock and 374,999 shares of Class B Common Stock to Granaria Industries and its equity partner, the proceeds of which totaled $100,000. The Company also issued 14,191 shares of 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock"), the total proceeds of which were $80,000 (See Note I). The Subsidiary issued $220,000 of 9 3/8% Senior Subordinated Notes ("Subordinated Notes") and borrowed $225,000 in term loans and $79,100 in revolving loans under a syndicated senior loan facility (See Note G).

     Fees and expenses related to the Acquisition and the related financing transactions were approximately $27,500, including fees paid to Granaria Holdings B.V. ("Granaria Holdings"), which owns a majority of the outstanding common stock of Granaria Industries (See Note P). Shortly after the Acquisition, the Company also funded a trust established for the benefit of certain members of Senior Management (See Note L).

     The consolidated financial statements as of and for the three months ended February 28, 1998 include the effects of the Acquisition as of February 24, 1998. Accordingly, the consolidated statement of income (loss) for the three months ended February 28, 1998 includes results of operations from (1) December 1, 1997 through February 24, 1998 of the Subsidiary prior to the consummation of the Acquisition (for clarity, sometimes referred to herein as the "Predecessor Company ") and (2) the four days ended February 28, 1998 of the Company, which have been reflected as Predecessor Company due to their immaterial impact on the results of operations and cash flows.

C. REORGANIZATION AND EMERGENCE FROM CHAPTER 11

     On November 18, 1996, the U.S. Bankruptcy Court for the Southern District of Ohio, Western Division ("Bankruptcy Court"), together with the U.S. District Court for the Southern District of Ohio, Western Division issued an order ("Confirmation Order") confirming the Third Amended Consolidated Plan of Reorganization (as confirmed, the "Plan") of the Subsidiary and seven of its domestic subsidiaries, which became effective on November 29, 1996 ("Effective Date"). Pursuant to the Plan, all of the common stock of the Subsidiary was transferred to the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust (the "PI Trust"), which subsequently sold the stock of the Subsidiary to the Company. The Confirmation Order, which was affirmed by an appellate court in December 1998, contains a permanent injunction which precludes holders of present and future asbestos or lead-related personal injury claims from pursuing their claims against the reorganized Subsidiary. Those claims are being channeled to the PI Trust, which is an independently administered qualified settlement trust which was established to resolve and satisfy those claims. The Company expects that the channeling injunction provided by Section 524 of the Bankruptcy Code will prevent any such claimants from prosecuting such claims against the reorganized Subsidiary. The Company is not aware of any attempt by any asbestos or lead-related personal injury claimant to nullify the channeling injunction.

     The Plan resulted in the discharge of pre-petition liabilities through the distribution of cash and securities to the PI Trust and the other creditors. It is anticipated that a final distribution of approximately $11,300 will be made to the PI Trust and all other unsecured claimants, other than those holding convenience claims ("Final Distribution"), when all claims asserted in the chapter 11 cases prior to the Confirmation Order (other than those channeled to the PI Trust and the separate trust established to resolve property damage claims) are resolved. Based on certain assumptions, the Company anticipates that holders of general unsecured claims will ultimately receive consideration having value equal to approximately 37% of their allowed claims.

                          EAGLE-PICHER HOLDINGS, INC.

D. INVENTORIES

     Inventories consisted of:

                                                               1999       1998
                                                              -------    -------
       Raw materials and supplies...........................  $46,500    $52,657
       Work-in-process......................................   27,702     20,839
       Finished goods.......................................   16,391     15,873
                                                              -------    -------
                                                               90,593     89,369
       Adjustment to state inventory at LIFO value..........      (94)      (496)
                                                              -------    -------
                                                              $90,499    $88,873
                                                              =======    =======

     The percentage of inventories valued using the LIFO method was 82% in 1999 and 81% in 1998. In conjunction with purchase accounting, new LIFO base layers were established based on inventory levels at March 1, 1998. The effects of liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years were not material.

E. NET ASSETS OF OPERATIONS TO BE SOLD

     On September 1, 1999, the Board of Directors approved a plan to explore the sale of several smaller divisions in addition to the Ross Aluminum Division, which the Company was already in the process of selling, in order to focus on core businesses. The sale of the Ross Aluminum Division was completed January 28, 2000 (See Note O). The other divestitures are expected to occur in 2000. The Company recorded a non-cash provision of $21,407 primarily related to the impairment of the recorded asset values (including goodwill) of these divisions which have continued to operate. The impairment was recognized because the expected net realizable value of certain of the divisions for sale was estimated to be insufficient to recover the related carrying values of the assets of those divisions.

     The majority of these assets are included in the Automotive segment. These divisions had aggregate sales of $130,008 in 1999, $94,051 in the nine months ended November 30, 1998, $30,009 in the three months ended February 28, 1998 and $117,066 in 1997, and aggregate income (loss) before taxes of $(6,144) in 1999, $(743) in the nine months ended November 30, 1998, $861 in the three months ended February 28, 1998, and $2,560 in 1997. The components of the net assets of operations to be sold as of November 30, 1999 were as follows:

Current assets..............................................  $ 37,886
Property and equipment......................................    40,320
Other assets................................................    14,466
Current liabilities.........................................   (28,471)
                                                              --------
     Net assets of operations to be sold....................  $ 64,201
                                                              ========

F. OTHER ASSETS

     Other assets consisted of:

                                                               1999       1998
                                                              -------    -------
     Prepaid pension cost -- Note M.........................  $45,167    $42,813
     Debt issuance costs, net of accumulated amortization of
       $5,615 in 1999 and $2,066 in 1998....................   20,910     22,430
     Other..................................................    6,900      7,050
                                                              -------    -------
                                                              $72,977    $72,293
                                                              =======    =======

     The debt issuance costs are being amortized on a straight-line basis over the term of the related debt.

                          EAGLE-PICHER HOLDINGS, INC.

G. LONG-TERM DEBT, SHORT TERM BORROWINGS AND LEASE COMMITMENTS

     In conjunction with the Acquisition, the Company opened a syndicated senior secured loan facility ("Credit Agreement") providing $225,000 in term loans ("Term Loans") and a $160,000 revolving credit facility ("Facility"), which is also available for issuance of letters of credit. In 1999, the Company amended its Credit Agreement to provide for a) an accounts receivable loan agreement ("Receivables Agreement"); b) an increase in the Facility; and c) the repayment and cancellation of a portion of the Term Loans. In connection with the Receivables Agreement, the Company sells its domestic trade receivables on an ongoing basis to a wholly-owned, consolidated subsidiary, Eagle-Picher Acceptance Corporation. The receivables are then used as security for loans made under a separate revolving credit facility providing up to $75,000. The Receivables Agreement has a maturity of 364 days, but is expected to be renewed over the term of the Credit Agreement. In addition, the Credit Agreement was amended to increase the amount available for borrowings and letters of credit under the Facility from $160,000 to $220,000 and allow the Company to repay two of the Term Loans outstanding totaling approximately $120,500 without requiring that the third Term Loan be ratably reduced. At November 30, 1999, letters of credit totaling $51,812 were outstanding, which together with borrowings of $136,000, left the Company with $32,188 of borrowing capacity on the Facility.

     The Credit Agreement is guaranteed by the Company and the United States subsidiaries of the Subsidiary. It is secured by the capital stock of the Subsidiary and the United States subsidiaries of the Subsidiary, up to 65% of the capital stock of certain foreign subsidiaries and substantially all other property of the Subsidiary and its United States subsidiaries. The Credit Agreement contains covenants which restrict or limit the Subsidiary's ability to declare dividends or redeem capital stock, incur additional debt or liens, alter existing debt agreements, make loans or investments, form joint ventures, undergo a change in control or engage in mergers, acquisitions or asset sales. These covenants also limit the annual amount of capital expenditures and require the Company to meet certain minimum financial coverages. The Company was in compliance with all covenants at November 30, 1999.

     Long-term debt consisted of:

                                                                1999        1998
                                                              --------    --------
Credit Agreement:
  Revolving Credit Facility
     7.85%, due 2004........................................  $136,000    $ 19,825
  Accounts Receivable Loan Agreement
     6.7%, due 2000.........................................    63,750          --
  Term Loans:
     Traunche A
       7.85%, due 2003......................................    81,156      95,000
     Traunche B.............................................        --      49,900
     Traunche C.............................................        --      74,900
Senior Subordinated Notes
  9 3/8%, due 2008..........................................   220,000     220,000
Industrial Revenue Bonds
  3.3% to 5.25%, due 2005 and 2012..........................    28,753      18,000
Debt of Foreign Subsidiaries................................    14,420       6,731
                                                              --------    --------
                                                               544,079     484,356
Less current portion........................................    86,318      25,173
                                                              --------    --------
Long-term debt, less current portion........................  $457,761    $459,183
                                                              ========    ========

     The Facility and the remaining Term Loan bear interest, at the Company's option, of an adjusted LIBOR rate plus 2 1/2% or the bank's prime rate plus
1 1/2%. There is a commitment fee on the Facility equal to  1/2% per annum

                          EAGLE-PICHER HOLDINGS, INC.

on the undrawn portion of the Facility and fees for letters of credit are equal to 2 1/2% per annum. If the Company meets certain financial benchmarks, the interest rate spreads and commitment fees may be reduced. Loans outstanding under the Receivables Agreement are at variable rates equal to market rates on commercial paper with fees of 3/4% on the maximum amount available.

     In addition to regularly scheduled payments on the Term Loan, the Company is required to make mandatory prepayments, of 50% of annual excess cash flow as defined in the Credit Agreement, the net proceeds from the sale of assets (subject to certain conditions), the net proceeds of new debt issued and 50% of the net proceeds of any equity securities issued. No excess cash flow payment is due for the year ended November 30, 1999.

     In 1998, the Company entered into a three year interest rate swap agreement ("Swap Agreement") to manage its variable interest rate exposure. Per the terms of the Swap Agreement, the Company exchanges, at specified intervals, the difference between fixed and variable interest amounts based on a notional principal amount of $150,000. The Swap Agreement effectively fixes the interest rate on $150,000 of the debt under the Credit Agreement at 5.805% plus the applicable spread for the duration of the interest rate swap. The difference between the amount of interest to be paid and the amount of interest to be received under the Swap Agreement due to changing interest rates is charged or credited to interest expense over the life of the agreement. The fair value of the Swap Agreement, which was determined using discounted cash flow analysis based on current rates offered for similar issues of debt, is approximately $700. As of November 30, 1999, $217,156 in debt was outstanding under the Credit Agreement, of which interest on $150,000 is essentially fixed by the Swap Agreement. Loans under the Receivables Agreement bear interest at a variable rate equal to market rates on commercial paper having a term similar to applicable interest periods. $130,906 of debt outstanding bears interest at variable rates under either the Credit Agreement or Receivables Agreement. Accordingly, the effect of a one percent increase in the applicable index rates would result in additional interest expense of approximately $1,309 annually, assuming no change in the level of borrowing.

     The Subordinated Notes, which are unsecured, are redeemable at the option of the Company, in whole or in part, any time after February 28, 2003 at set redemption prices. The Company may also redeem up to 35% of the aggregate principal amount of the Subordinated Notes prior to March 1, 2001 at a set redemption price provided certain conditions are met. The Company is also required to offer to purchase the Subordinated Notes at a set redemption price should there be a change in control. The Indenture for the Subordinated Notes contains covenants which restrict or limit the Subsidiary's ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. The Company is in compliance with these covenants at November 30, 1999. The Subordinated Notes are also guaranteed by the Company and the United States subsidiaries of the Subsidiary.

     The Company's industrial revenue bonds bear interest at variable rates based on the market for similar issues and are secured by letters of credit.

     Several of the Company's foreign subsidiaries have entered into agreements with various banks which provide lines of credit totaling approximately $21,460 at November 30, 1999. At November 30, 1999, $14,420 of borrowings were outstanding leaving $7,040 in borrowing capacity. These agreements, which are unsecured, are either committed lines of credit expiring in 2002 or short-term money market or overdraft facilities, generally due on demand or within a year. The annual rates of interest on these lines of credit generally range from .75% to 1.5% over the banks' base rates. The commitment fees range from .35% to .5% per annum on the unused portion of the committed facilities. These agreements also contain covenants which include minimum financial requirements. Certain of the Company's foreign subsidiaries did not meet the minimum financial requirement covenant of one of these credit facilities as of November 30, 1999; however, the Company has received the necessary waivers from the lender.

     Long term debt had an estimated fair value of approximately $518,000 and $471,000 at November 30, 1999 and 1998, respectively. The estimated fair value of long-term debt was calculated based on market prices for

                          EAGLE-PICHER HOLDINGS, INC.

publicly traded issues and was calculated using discounted cash flow analysis based on current rates offered for similar issues for all other long-term debt.

     The Company paid interest of $46,931 in 1999, $28,886 in the nine months ended November 30, 1998, $6,390, which included the interest paid on the Debentures at the time of the Acquisition, in the three months ended February 28, 1998 and $31,044 in 1997.

     Long-term debt is scheduled to mature over the next five years as follows:
$86,318 in 2000, $20,795 in 2001, $33,797 in 2002, $25,569 in 2003, and $137,800
in 2004.

LEASE COMMITMENTS

     Future minimum rental commitments over the next five years as of November 30, 1999 under noncancellable operating leases, which expire at various dates, are as follows: $4,250 in 2000, $2,050 in 2001, $800 in 2002, $475 in 2003 and
$200 in 2004. Rental expense was approximately $5,200 in 1999, $3,700 in the nine months ended November 30, 1998, $1,200 in the three months ended February 28, 1998 and $4,900 in 1997.

H. SUPPLEMENTAL GUARANTOR INFORMATION (UNAUDITED)

     Both the Credit Agreement and the Subordinated Notes, which were issued by the Subsidiary ("Issuer"), are guaranteed on a full, unconditional, and joint and several basis by the Company and certain of the Subsidiary's wholly-owned domestic subsidiaries ("Subsidiary Guarantors") including Eagle-Picher Acceptance Corporation and Carpenter Enterprises, Ltd. Management has determined that full financial statements and other disclosures concerning the Subsidiary or the Subsidiary Guarantors would not be material to investors and such financial statements are not presented. The following unaudited supplemental condensed combining financial statements present information regarding the Subsidiary, the Subsidiary Guarantors and the subsidiaries that did not guarantee the debt.

     The Subsidiary and the Subsidiary Guarantors are subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Indenture supporting the subordinated notes.

                          EAGLE-PICHER HOLDINGS, INC.

    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                          YEAR ENDED NOVEMBER 30, 1999

                                                   GUARANTORS
                                           ---------------------------   NON-GUARANTORS
                                            EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                 ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                 ------    --------------   ----------   --------------   ------------    -----
                                                            (IN THOUSANDS OF DOLLARS)
Net Sales
  Customers...................  $215,848      $     --       $582,723       $114,690        $     --     $913,261
  Intercompany................    12,619            --         15,551         11,249         (39,419)          --
Operating Costs and Expenses:
  Cost of products sold
    (exclusive of
    depreciation).............   172,012            --        482,892        110,331         (39,395)     725,840
  Selling and
    administrative............    41,049             5         22,701         11,599            (199)      75,155
  Management compensation --
    special...................       556            --             --             --              --          556
  Impairment of net assets of
    operations to be sold.....     9,630            --          1,635         10,142              --       21,407
  Intercompany charges........    (9,816)           --          9,817           (200)            199           --
  Depreciation................    10,316            --         32,977          4,968              --       48,261
  Amortization of
    intangibles...............     5,539            --         10,420            971              --       16,930
  (Gain) loss on sale of
    assets....................      (107)           --            109             28              --           30
                                --------      --------       --------       --------        --------     --------
         Total................   229,179             5        560,551        137,839         (39,395)     888,179
                                --------      --------       --------       --------        --------     --------
Operating Income (Loss).......      (712)           (5)        37,723        (11,900)            (24)      25,082
Other Income (Expense)
  Interest expense............   (21,247)           --        (24,709)        (4,297)          1,193      (49,060)
  Other income (expense)......     1,101            --          3,596             87          (1,193)       3,591
  Equity in earnings (loss) of
    consolidated
    subsidiaries..............   (10,957)      (17,587)           416             --          28,128           --
                                --------      --------       --------       --------        --------     --------
Income (Loss) Before Taxes....   (31,815)      (17,592)        17,026        (16,110)         28,104      (20,387)
Income Taxes (Benefit)........   (14,673)           --          9,679          2,194              --       (2,800)
                                --------      --------       --------       --------        --------     --------
Net Income (Loss).............  $(17,142)     $(17,592)      $  7,347       $(18,304)       $ 28,104     $(17,587)
                                ========      ========       ========       ========        ========     ========

                          EAGLE-PICHER HOLDINGS, INC.

           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)

                            AS OF NOVEMBER 30, 1999

                                                       GUARANTORS
                                               ---------------------------   NON-GUARANTORS
                                                EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                     ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                     ------    --------------   ----------   --------------   ------------    -----
                                                                (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents.........  $  4,064      $      1       $    870       $  5,088       $      48     $ 10,071
Receivables, net..................    13,428            --         92,721         16,350              --      122,499
Intercompany accounts
  receivable......................     8,368            --         12,255            455         (21,078)          --
Inventories.......................    24,211            --         57,014         10,618          (1,344)      90,499
Net assets of operations to be
  sold............................    46,641            --          6,839         10,721              --       64,201
Prepaid expenses..................     1,783            --          4,355            925              --        7,063
Deferred income taxes.............    16,665            --             --             --              --       16,665
                                    --------      --------       --------       --------       ---------     --------
    Total current assets..........   115,160             1        174,054         44,157         (22,374)     310,998
Property, Plant & Equipment,
  net.............................    42,001            --        184,295         26,197             (33)     252,460
Investment in Subsidiaries........   109,009       148,054          6,834             --        (263,897)          --
Excess of Acquired Net Assets Over
  Cost net........................    50,799            --        142,051         12,715              --      205,565
Other Assets......................    49,460            --         22,859            625              33       72,977
                                    --------      --------       --------       --------       ---------     --------
    Total Assets..................  $366,429      $148,055       $530,093       $ 83,694       $(286,271)    $842,000
                                    ========      ========       ========       ========       =========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable..................  $  9,928      $     --       $ 35,837       $  4,823       $      --     $ 50,588
Intercompany accounts payable.....       124            --             --          7,588          (7,712)          --
Long-term debt -- current
  portion.........................    16,374            --         63,750          6,194              --       86,318
Income taxes......................     1,826            --             --            465              --        2,291
Other current liabilities.........    37,870            --         22,970          3,486            (457)      63,869
                                    --------      --------       --------       --------       ---------     --------
    Total current liabilities.....    66,122            --        122,557         22,556          (8,169)     203,066
Long-term Debt -- less current
  portion.........................   449,534            --          7,836          8,227          (7,836)     457,761
Deferred Income Taxes.............    10,086            --             --             --              --       10,086
Other Long-Term Liabilities.......    23,047             5             --            768              --       23,820
                                    --------      --------       --------       --------       ---------     --------
    Total liabilities.............   548,789             5        130,393         31,551         (16,005)     694,733
Intercompany Accounts.............  (344,941)           --        324,500         36,660         (16,219)          --
11 3/4% Cumulative Redeemable
  Exchangeable Preferred Stock....        --        97,956             --             --              --       97,956
Shareholders' Equity..............   162,581        50,094         75,200         15,483        (254,047)      49,311
                                    --------      --------       --------       --------       ---------     --------
    Total Liabilities and
       Shareholders' Equity.......  $366,429      $148,055       $530,093       $ 83,694       $(286,271)    $842,000
                                    ========      ========       ========       ========       =========     ========

                          EAGLE-PICHER HOLDINGS, INC.

      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOW (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 1999

                                                  GUARANTORS
                                          ---------------------------   NON-GUARANTORS
                                           EAGLE-PICHER    SUBSIDIARY      FOREIGN
                               ISSUER     HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS     TOTAL
                               ------     --------------   ----------   --------------   ------------     -----
                                                           (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income (Loss)...........  $ (17,142)     $(17,592)      $  7,347       $(18,304)      $  28,104     $ (17,587)
Adjustments to reconcile net
  income (loss) to cash
  provided by (used in)
  operating activities:
  Equity in earnings (loss)
    of consolidated
    subsidiaries............     10,957        17,587           (416)            --         (28,128)           --
  Depreciation and
    amortization............     19,218            --         43,607          5,939              --        68,764
  Impairment of net assets
    of operations to be
    sold....................      9,630            --          1,635         10,142              --        21,407
  Changes in assets and
    liabilities, net of
    effect of acquisitions
    and divestitures........    (14,057)            5        (23,676)          (993)         13,065       (25,656)
                              ---------      --------       --------       --------       ---------     ---------
  Net cash provided by (used
    in) operating
    activities..............      8,606            --         28,497         (3,216)         13,041        46,928
                              ---------      --------       --------       --------       ---------     ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Proceeds from sale of
  division..................     12,400            --             --             --              --        12,400
Acquisition of division.....         --            --        (60,251)            --              --       (60,251)
Capital expenditures........     (5,238)           --        (31,986)        (9,813)             --       (47,037)
Other.......................      2,339            --            617         (1,589)         (1,950)         (583)
                              ---------      --------       --------       --------       ---------     ---------
  Net cash provided by (used
    in) investing
    activities..............      9,501            --        (91,620)       (11,402)         (1,950)      (95,471)
                              ---------      --------       --------       --------       ---------     ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Reduction of long-term
  debt......................   (140,776)           --             --             --              --      (140,776)
Borrowings (repayments)
  under revolving credit
  agreements................    116,175            --         63,750          7,689              --       187,614
Other.......................        (54)           --         (1,851)            --              --        (1,905)
                              ---------      --------       --------       --------       ---------     ---------
  Net cash provided by (used
    in) financing
    activities..............    (24,655)           --         61,899          7,689              --        44,933
                              ---------      --------       --------       --------       ---------     ---------
Increase (decrease) in cash
  and cash equivalents......     (6,548)           --         (1,224)        (6,929)         11,091        (3,610)
Intercompany accounts.......      3,148            --          1,382          6,892         (11,422)           --
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD.......      7,464             1            712          5,125             379        13,681
                              ---------      --------       --------       --------       ---------     ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD.............  $   4,064      $      1       $    870       $  5,088       $      48     $  10,071
                              =========      ========       ========       ========       =========     =========

                          EAGLE-PICHER HOLDINGS, INC.

    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                      NINE MONTHS ENDED NOVEMBER 30, 1998

                                                        GUARANTORS
                                                ---------------------------   NON-GUARANTORS
                                                 EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                      ISSUER    HOLDINGS, INC    GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                      ------    --------------   ----------   --------------   ------------    -----
                                                                 (IN THOUSANDS OF DOLLARS)
Net Sales
    Customers......................  $195,851      $     --       $374,337       $75,796         $     --     $645,984
    Intercompany...................    10,815            --          6,388         5,157          (22,360)          --
Operating Costs and Expenses:
    Cost of products sold
       (exclusive of
       depreciation)...............   153,633            --        303,517        68,074          (22,251)     502,973
    Selling and administrative.....    33,481            --         17,439         7,672             (132)      58,460
    Management compensation --
       special.....................    26,808            --             --            --               --       26,808
    Intercompany charges...........    (5,919)           --          5,919          (132)             132           --
    Depreciation...................     8,810            --         18,196         3,142             (222)      29,926
    Amortization of intangibles....     4,259            --          7,317           741               --       12,317
    (Gain) loss on sale of
       assets......................       (25)           --             18            37               --           30
                                     --------      --------       --------       -------         --------     --------
    Total..........................   221,047            --        352,406        79,534          (22,473)     630,514
                                     --------      --------       --------       -------         --------     --------
Operating Income (Loss)............   (14,381)           --         28,319         1,419              113       15,470
Other Income (Expense)
    Interest expense...............   (35,888)           --             --          (425)              --      (36,313)
    Other income...................       978            --            313           490               (2)       1,779
    Equity in earnings (loss) of
       consolidated subsidiaries...    20,627       (14,363)           164            --           (6,428)          --
                                     --------      --------       --------       -------         --------     --------
Income (Loss) Before Taxes.........   (28,664)      (14,363)        28,796         1,484           (6,317)     (19,064)
Income Taxes (Benefit).............   (14,353)           --          7,803         1,850               --       (4,700)
                                     --------      --------       --------       -------         --------     --------
Net Income (Loss)..................  $(14,311)     $(14,363)      $ 20,993       $  (366)        $ (6,317)    $(14,364)
                                     ========      ========       ========       =======         ========     ========

                          EAGLE-PICHER HOLDINGS, INC.

    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                      THREE MONTHS ENDED FEBRUARY 28, 1998

                                  PREDECESSOR

                                                                     NON-GUARANTORS
                                                        SUBSIDIARY      FOREIGN
                                              ISSUER    GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                              ------    ----------   --------------   ------------    -----
                                                                 (IN THOUSANDS OF DOLLARS)
Net Sales
    Customers...............................  $61,071    $123,181       $21,590         $    --      $205,842
    Intercompany............................    3,381       2,421         1,451          (7,253)           --
Operating Costs and Expenses:
    Cost of products sold (exclusive of
       depreciation)........................   48,329     102,771        18,772          (7,076)      162,796
    Selling and administrative..............    9,673       5,167         2,301              --        17,141
    Intercompany charges....................   (2,172)      2,172            --              --            --
    Depreciation............................    2,823       5,220           940              --         8,983
    Amortization of intangibles.............      765       3,064            10              --         3,839
    Management compensation-special.........    2,056          --            --              --         2,056
                                              -------    --------       -------         -------      --------
    Total...................................   61,474     118,394        22,023          (7,076)      194,815
                                              -------    --------       -------         -------      --------
Operating Income (Loss).....................    2,978       7,208         1,018            (177)       11,027
Other Income (Expense)
    Interest expense........................   (6,844)         --           (96)             --        (6,940)
    Other income (expense)..................      812         333          (325)             --           820
    Equity in earnings (loss) of
       consolidated subsidiaries............    4,785        (270)           --          (4,515)           --
                                              -------    --------       -------         -------      --------
Income (Loss) Before Taxes..................    1,731       7,271           597          (4,692)        4,907
Income Taxes................................    1,083       2,486           531              --         4,100
                                              -------    --------       -------         -------      --------
Net Income (Loss)...........................  $   648    $  4,785       $    66         $(4,692)     $    807
                                              =======    ========       =======         =======      ========

                          EAGLE-PICHER HOLDINGS, INC.

           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)

                            AS OF NOVEMBER 30, 1998

                                                     GUARANTORS
                                             ---------------------------   NON-GUARANTORS
                                              EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                  ISSUER     HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                  ------     --------------   ----------   --------------   ------------    -----
                                                              (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents......  $   7,464      $      1       $    712       $ 5,125        $     379     $ 13,681
Receivables, net...............     52,197            --         70,418        22,229               --      144,844
Intercompany accounts
  receivable...................      3,414            --          3,874           154           (7,442)          --
Inventories....................     30,755            --         43,708        15,785           (1,375)      88,873
Prepaid expenses...............      4,073            --          3,614           651               --        8,338
Deferred income taxes..........     10,851            --             --            --               --       10,851
                                 ---------      --------       --------       -------        ---------     --------
    Total current assets.......    108,754             1        122,326        43,944           (8,438)     266,587
Property, Plant & Equipment,
  net..........................     66,500            --        143,872        38,165               --      248,537
Investment in Subsidiaries.....    113,265       165,641          6,416            --         (285,322)          --
Excess of Assets Acquired Over
  Cost, net....................     78,838            --        136,253        13,819               --      228,910
Other Assets...................     54,187            --         17,675           431               --       72,293
                                 ---------      --------       --------       -------        ---------     --------
    Total Assets...............  $ 421,544      $165,642       $426,542       $96,359        $(293,760)    $816,327
                                 =========      ========       ========       =======        =========     ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Accounts payable...............  $  15,064      $     --       $ 24,648       $10,595        $      --     $ 50,307
Intercompany accounts
  payable......................         85            --             16         7,561           (7,662)          --
Long-term debt -- current
  portion......................     18,777            --             --         6,396               --       25,173
Income taxes...................      5,296            --             --           986               --        6,282
Other current liabilities......     45,744            --         24,464         4,052               --       74,260
                                 ---------      --------       --------       -------        ---------     --------
    Current liabilities........     84,966            --         49,128        29,590           (7,662)     156,022
Long-term Debt -- less current
  portion......................    458,848            --             --           335               --      459,183
Deferred income taxes..........      8,304            --             --            --               --        8,304
Other Long-term Liabilities....     24,819            --             --            --               --       24,819
                                 ---------      --------       --------       -------        ---------     --------
    Total Liabilities..........    576,937            --         49,128        29,925           (7,662)     648,328
Intercompany Accounts..........   (326,706)           --        309,571        29,768          (12,633)          --
11 3/4% Cumulative Redeemable
  Exchangeable Preferred
  Stock........................         --        87,387             --            --               --       87,387
Shareholders' Equity...........    171,313        78,255         67,843        36,666         (273,465)      80,612
                                 ---------      --------       --------       -------        ---------     --------
    Total Liabilities and
       Shareholders' Equity....  $ 421,544      $165,642       $426,542       $96,359        $(293,760)    $816,327
                                 =========      ========       ========       =======        =========     ========

                          EAGLE-PICHER HOLDINGS, INC.

     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)

                      NINE MONTHS ENDED NOVEMBER 30, 1998

                                                     GUARANTORS
                                             ---------------------------   NON-GUARANTORS
                                              EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                   ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                   ------    --------------   ----------   --------------   ------------    -----
                                                              (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income (Loss)...............  $(14,311)     $(14,363)      $ 20,993       $  (366)        $(6,317)     $(14,364)
Adjustments to reconcile net
  income (loss) to cash provided
  by (used in) operating
  activities:
  Equity in earnings (loss) of
    consolidated................   (20,627)       14,363           (164)           --           6,428            --
  subsidiaries Depreciation and
    amortization................    15,135            --         25,513         3,883            (222)       44,309
  Proceeds from insurance
    settlement..................    14,784            --             --            --              --        14,784
  Changes in assets and
    liabilities.................    18,960            --         13,808        (1,263)           (687)       30,818
                                  --------      --------       --------       -------         -------      --------
  Net cash provided by (used in)
    operating activities........    13,941            --         60,150         2,254            (798)       75,547
                                  --------      --------       --------       -------         -------      --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Proceeds from sale of
  divisions.....................     7,872            --             --            --              --         7,872
Capital expenditures............    (7,793)           --        (10,062)       (8,405)             --       (26,260)
Other...........................    (2,793)           --            (53)        2,188           2,428         1,770
                                  --------      --------       --------       -------         -------      --------
  Net cash provided by (used in)
    investing activities........    (2,714)           --        (10,115)       (6,217)          2,428       (16,618)
                                  --------      --------       --------       -------         -------      --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Reduction of long-term debt.....    (5,600)           --             --            --              --        (5,600)
Borrowings (repayments) on
  revolving credit agreement....   (59,275)           --             --         2,094              --       (57,181)
Other...........................    (1,435)           --             --            --              --        (1,435)
                                  --------      --------       --------       -------         -------      --------
  Net cash provided by (used in)
    financing activities........   (66,310)           --             --         2,094              --       (64,216)
                                  --------      --------       --------       -------         -------      --------
Increase (decrease) in cash and
  cash equivalents..............   (55,083)           --         50,035        (1,869)          1,630        (5,287)
Intercompany accounts...........    50,432            --        (50,468)        1,481          (1,445)           --
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD...........    12,115             1          1,145         5,513             194        18,968
                                  --------      --------       --------       -------         -------      --------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD.....................  $  7,464      $      1       $    712       $ 5,125         $   379      $ 13,681
                                  ========      ========       ========       =======         =======      ========

                          EAGLE-PICHER HOLDINGS, INC.

     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)

                    FOR THREE MONTHS ENDED FEBRUARY 28, 1998

                                  PREDECESSOR

                                                    GUARANTORS
                                            ---------------------------   NON-GUARANTORS
                                             EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                 ISSUER     HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS     TOTAL
                                 ------     --------------   ----------   --------------   ------------     -----
                                                             (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income (Loss).............  $     648     $      --       $ 4,785        $    66        $  (4,692)    $     807
Adjustments to reconcile net
  income (loss) to cash
  provided by (used in)
  operating activities:
  Equity in earnings (loss) of
    consolidated
    subsidiaries..............     (4,785)           --           270             --            4,515            --
  Depreciation and
    amortization..............      3,588            --         8,284            950               --        12,822
  Changes in assets and
    liabilities, net of effect
    of divestitures...........    (16,059)           --        (9,247)         2,019              575       (22,712)
                                ---------     ---------       -------        -------        ---------     ---------
  Net cash provided by (used
    in) operating
    activities................    (16,608)           --         4,092          3,035              398        (9,083)
                                ---------     ---------       -------        -------        ---------     ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Investment in Subsidiary......         --      (180,005)           --             --          180,005            --
Capital expenditures..........     (2,300)           --        (1,833)        (1,559)              --        (5,692)
Other.........................       (956)           --            65           (846)             695        (1,042)
                                ---------     ---------       -------        -------        ---------     ---------
  Net cash provided by (used
    in) investing
    activities................     (3,256)     (180,005)       (1,768)        (2,405)         180,700        (6,734)
                                ---------     ---------       -------        -------        ---------     ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Issuance of long-term debt....    445,000            --            --             --               --       445,000
Reduction of long-term debt...   (250,000)           --            --             --               --      (250,000)
Borrowings (repayments) on
  revolving credit
  agreements..................     79,100            --            --           (360)              --        78,740
Redemption of common stock....   (446,638)           --            --             --               --      (446,638)
Issuance of common stock......    180,005       100,001            --             --         (180,005)      100,001
Issuance of preferred stock...         --        80,005            --             --               --        80,005
Debt issue cost...............    (26,062)           --            --             --               --       (26,062)
                                ---------     ---------       -------        -------        ---------     ---------
  Net cash provided by (used
    in) financing
    activities................    (18,595)      180,006            --           (360)        (180,005)      (18,954)
                                ---------     ---------       -------        -------        ---------     ---------
Increase (decrease) in cash
  and cash equivalents........    (38,459)            1         2,324            270            1,093       (34,771)
Intercompany accounts.........      1,740            --        (1,740)           899             (899)           --
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD.........     48,834            --           561          4,344               --        53,739
                                ---------     ---------       -------        -------        ---------     ---------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD...................  $  12,115     $       1       $ 1,145        $ 5,513        $     194     $  18,968
                                =========     =========       =======        =======        =========     =========

                          EAGLE-PICHER HOLDINGS, INC.

    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 1997

                                  PREDECESSOR

                                                                      NON-GUARANTORS
                                                                 ------------------------
                                                    SUBSIDIARY     FOREIGN      DIVESTED
                                          ISSUER    GUARANTORS   SUBSIDIARIES   DIVISIONS   ELIMINATIONS    TOTAL
                                          ------    ----------   ------------   ---------   ------------    -----
                                                                 (IN THOUSANDS OF DOLLARS)
Net Sales
  Customers............................  $255,330    $489,304      $82,839       $78,604      $     --     $906,077
  Intercompany.........................    12,345       9,212        5,775            29       (27,361)          --
Operating Costs and Expenses
  Cost of products sold (exclusive of
    depreciation)......................   202,259     406,706       71,144        71,688       (26,787)     725,010
  Selling and administrative...........    42,766      22,280        7,756         4,624          (317)      77,109
  Intercompany charges.................   (11,015)      9,055           --         1,960            --           --
  Depreciation.........................    11,523      21,001        3,609         3,538            --       39,671
  Amortization of intangibles..........     3,254      13,030           34            --            --       16,318
  Loss on sale of divisions............       699       1,712           --            --            --        2,411
                                         --------    --------      -------       -------      --------     --------
    Total..............................   249,486     473,784       82,543        81,810       (27,104)     860,519
Operating Income (Loss)................    18,189      24,732        6,071        (3,177)         (257)      45,558
Other Income (Expense)
  Interest expense.....................   (30,932)       (131)        (202)           --             4      (31,261)
  Other income (expense)...............     1,105         147         (231)          113        (1,385)        (251)
  Equity in earnings of consolidated
    subsidiaries.......................    23,034         731           --            --       (23,765)          --
                                         --------    --------      -------       -------      --------     --------
Income (Loss) Before Taxes.............    11,396      25,479        5,638        (3,064)      (25,403)      14,046
Income Taxes...........................     9,659       8,719         (636)          158            --       17,900
                                         --------    --------      -------       -------      --------     --------
Net Income (Loss)......................  $  1,737    $ 16,760      $ 6,274       $(3,222)     $(25,403)    $ (3,854)
                                         ========    ========      =======       =======      ========     ========

                          EAGLE-PICHER HOLDINGS, INC.

     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 1997

                                  PREDECESSOR

                                                                     NON-GUARANTORS
                                                                ------------------------
                                                   SUBSIDIARY     FOREIGN      DIVESTED
                                        ISSUER     GUARANTORS   SUBSIDIARIES   DIVISIONS   ELIMINATIONS     TOTAL
                                        ------     ----------   ------------   ---------   ------------     -----
                                                                (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)....................  $   1,737    $ 16,760      $  6,274      $(3,222)     $(25,403)    $  (3,854)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
  Equity in earnings of
    unconsolidated subsidiaries......    (23,034)       (731)           --           --        23,765            --
  Depreciation and amortization......     14,777      34,031         3,643        3,538            --        55,989
  Loss on sale of divisions..........        699       1,712            --           --            --         2,411
  Changes in assets and liabilities,
    net of effect of divestitures:
  Income tax refunds receivable......     70,695          --            --           --            --        70,695
  Working capital and other..........     14,016       9,991        (5,655)       3,051         1,239        22,642
                                       ---------    --------      --------      -------      --------     ---------
    Net cash provided by (used in)
       operating activities..........     78,890      61,763         4,262        3,367          (399)      147,883
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of divisions......     30,735       8,272            --           --            --        39,007
Capital expenditures.................     (8,454)    (31,396)      (10,694)        (780)           --       (51,324)
Other................................     (1,670)         50        (1,271)          (4)        1,385        (1,510)
                                       ---------    --------      --------      -------      --------     ---------
    Net cash provided by (used in)
       investing activities..........     20,611     (23,074)      (11,965)        (784)        1,385       (13,827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt...........      8,000          --            --           --            --         8,000
Reduction of long-term debt..........   (126,039)         --            --           --            --      (126,039)
Borrowings (repayments) under
  revolving credit agreements........         --          --         4,997           --            --         4,997
                                       ---------    --------      --------      -------      --------     ---------
    Net cash provided by (used in)
       financing activities..........   (118,039)         --         4,997           --            --      (113,042)
                                       ---------    --------      --------      -------      --------     ---------
Increase (decrease) in cash and cash
  equivalents........................    (18,538)     38,689        (2,706)       2,583           986        21,014
Intercompany accounts................     41,283     (38,681)        1,065       (2,681)         (986)           --
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD..........................     26,089         553         5,985           98            --        32,725
                                       ---------    --------      --------      -------      --------     ---------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD.............................  $  48,834    $    561      $  4,344      $    --      $     --     $  53,739
                                       =========    ========      ========      =======      ========     =========

                          EAGLE-PICHER HOLDINGS, INC.

I. 11 3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE PREFERRED STOCK

     In conjunction with the Acquisition, the Company issued 14,191 shares of 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock. The Preferred Stock had an initial liquidation preference of $5,637.70 per share which accretes during the first five years after issuance at 11 3/4% per annum, compounded semiannually, ultimately reaching $10,000 per share on March 1, 2003. No dividends will accrue prior to March 1, 2003, but will be cumulative at 11 3/4% per annum thereafter. The Preferred Stock is mandatorily redeemable by the Company on March 1, 2008 or earlier under certain circumstances, but may be redeemed at the option of the Company, in whole or in part, at any time after February 28, 2003 at set redemption prices. At that time, the Company may also exchange all of the Preferred Stock for 11 3/4% Exchange Debentures with similar terms. The Company may also redeem up to 35% of the shares of Preferred Stock outstanding prior to March 1, 2001 at a set redemption price provided certain conditions are met. The Company is also required to offer to purchase the Preferred Stock should there be a change in control of the Company. Holders of Preferred Stock have no voting rights except in certain circumstances. The terms of the Preferred Stock contain covenants similar to the covenants in the Subordinated Notes. The Company is in compliance with these covenants as of November 30, 1999. The Preferred Stock had an estimated fair value of $72,374 at November 30, 1999. The estimated fair value was calculated based on the market price as this is a publicly traded issue.

                          EAGLE-PICHER HOLDINGS, INC.

J. INCOME TAXES

     The following is a summary of the components of income taxes (benefit) from operations:

                                                   NINE MONTHS ENDED   THREE MONTHS ENDED
                                                     NOVEMBER 30,         FEBRUARY 28,
                                          1999           1998                 1998             1997
                                         -------   -----------------   ------------------   -----------
                                                                          PREDECESSOR       PREDECESSOR
Current:
  Federal..............................  $ 4,300       $  4,600              $  500           $ 1,000
  Foreign..............................    2,200          1,900                 550              (600)
  State and local......................      100            700                 450             1,800
                                         -------       --------              ------           -------
                                           6,600          7,200               1,500             2,200
                                         -------       --------              ------           -------
Deferred:
  Federal..............................   (8,950)       (11,900)              2,300            11,300
  Other................................     (450)            --                 300             4,400
                                         -------       --------              ------           -------
                                          (9,400)       (11,900)              2,600            15,700
                                         -------       --------              ------           -------
                                         $(2,800)      $ (4,700)             $4,100           $17,900
                                         =======       ========              ======           =======

     The sources of income (loss) before income taxes (benefit) are as follows:

                                                   NINE MONTHS ENDED   THREE MONTHS ENDED
                                                     NOVEMBER 30,         FEBRUARY 28,
                                          1999           1998                 1998             1997
                                        --------   -----------------   ------------------   -----------
                                                                          PREDECESSOR       PREDECESSOR
United States.........................  $(18,896)      $(21,822)             $4,328           $ 7,873
Foreign...............................    (1,491)         2,758                 579             6,173
                                        --------       --------              ------           -------
                                        $(20,387)      $(19,064)             $4,907           $14,046
                                        ========       ========              ======           =======

     The differences between the total income tax expense from operations and the income tax expense computed using the Federal income tax rate were as follows:

                                                   NINE MONTHS ENDED   THREE MONTHS ENDED
                                                     NOVEMBER 30,         FEBRUARY 28,
                                          1999           1998                 1998             1997
                                         -------   -----------------   ------------------   -----------
                                                                          PREDECESSOR       PREDECESSOR
Income tax expense (benefit) at Federal
  statutory rate.......................  $(7,100)       $(6,700)             $1,700           $ 4,900
Change in valuation allowance..........       --             --                  --             1,200
Foreign taxes rate differential........    1,300           (200)                300            (3,800)
State and local taxes, net of Federal
  benefit..............................      100            500                 600             3,600
Non-deductible amortization of
  reorganization value in excess of
  amounts allocable to identifiable
  assets...............................       --             --               1,300             5,700
Non-deductible amortization and other
  items relating to excess of acquired
  net assets over cost.................    2,300            600                  --                --
Non-deductible management
  compensation.........................       --          1,300                  --                --
Expired tax credits....................       --             --                  --             5,900
Other..................................      600           (200)                200               400
                                         -------        -------              ------           -------
Total income tax expense (benefit).....  $(2,800)       $(4,700)             $4,100           $17,900
                                         =======        =======              ======           =======

                          EAGLE-PICHER HOLDINGS, INC.

     Components of deferred tax balances as of November 30 are as follows:

                                                                1999       1998
                                                              --------   --------
Current deferred tax assets attributable to:
  Accrued liabilities.......................................  $  7,832   $  8,042
  Impaired assets...........................................     4,350         --
  Other.....................................................     4,483      2,809
                                                              --------   --------
     Current deferred tax asset.............................    16,665     10,851
                                                              --------   --------
Noncurrent deferred tax assets (liabilities) attributable
  to:
  Property, plant and equipment.............................    (9,538)     2,207
  Prepaid pension...........................................   (15,808)   (14,985)
  Net operating loss carryforwards..........................     7,063         --
  Alternative minimum tax credit carryforwards..............     3,675         --
  Amortization of intangibles...............................     1,725      1,001
  Other.....................................................     2,797      3,473
                                                              --------   --------
     Net noncurrent deferred tax asset (liability)..........   (10,086)    (8,304)
                                                              --------   --------
     Net deferred tax assets................................  $  6,579   $  2,547
                                                              ========   ========

     A tax election to treat the purchase of stock as a purchase of assets ("Election") was made in connection with the acquisition of the Subsidiary on February 24, 1998. Accordingly, a deemed final tax return of the Predecessor Company was filed for the tax period ended on the date of the Acquisition. On this tax return, the total purchase price, for tax purposes, was allocated to the assets of the Subsidiary to the extent of each asset's fair market value, and gain was recognized on each asset as if sold at that price. As a result, going forward, the assets were assigned the same value for book and tax purposes as of the date of the Acquisition. The net operating loss carryforward existing at the time of the Acquisition and the deduction resulting from the redemption of the Subordinated Notes were absorbed by the resulting transaction gain or were lost and are not available to the Company. Additionally, tax credit carryforwards existing at the time of the Acquisition were lost as a result of the transaction and are not available to the Company. As of November 30, 1999 the Company has net operating loss carryforwards of $20,300 and alternative minimum tax credit carryforwards of $3,675 available to offset future taxable income or tax liability, respectively. The net operating loss carryforwards will expire in 2014. The alternative minimum tax credit carryforwards have no expiration date.

     The net operating loss carryforward at November 30, 1997 resulted from the distribution of cash and stock to the PI Trust and other creditors on the Effective Date and the redemption of notes, which were also distributed to the PI Trust and other creditors on the Effective Date, in 1997. A portion of the net operating loss generated on the Effective Date had been applied to prior years' taxable income to generate a Federal tax refund of $69,146 which was received in 1997.

     As a result of the Acquisition, tax goodwill was established for the amount by which the purchase price for tax purposes exceeded the fair market value of the assets at the date of the Acquisition. The tax goodwill, the net amount of which was $144,100 at November 30, 1999, is being amortized and deducted over fifteen years, the same period over which the Excess of Acquired Net Assets over Cost is being amortized in the Consolidated Financial Statements. Certain liabilities assumed by the Company in the Acquisition, which are contingent for tax purposes, will result in additional tax goodwill as they are paid. This additional goodwill will also be amortized and deducted over the same period as the Excess of Acquired Net Assets over Cost. The potential additional tax goodwill, resulting from these liabilities, totaled $39,700 at November 30, 1999.

     Based on its history of prior years' operations and its expectations for the future, the Company has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax benefits recorded. Although the Automotive Segment is susceptible to

                          EAGLE-PICHER HOLDINGS, INC.

economic cycles and recessions, the Industrial Products Segment of the Company consists of certain businesses which are not impacted as significantly by economic downturns.

     The Company paid income taxes (net of refunds received) of $10,000 in 1999, $5,400 in the nine months ended November 30, 1998 and $4,300 in 1997 (with the exception of the Federal tax refund received of $69,146). The Company received refunds (net of taxes paid) of $2,300 in the three months ended February 28, 1998.

K. BASIC AND DILUTED INCOME (LOSS) PER SHARE

     The calculation of net income (loss) per share is based upon the average number of common shares outstanding which was 1,000,000 for the year ended November 30, 1999 and the nine months ended November 30, 1998, 9,600,071 for the three months ended February 28, 1998 and 10,000,000 in 1997. No potential common stock was outstanding during the three year period ended November 30, 1999.

L. MANAGEMENT COMPENSATION -- SPECIAL

     Management compensation expense consisted of the following items:

                                                             NINE MONTHS ENDED   THREE MONTHS ENDED
                                                               NOVEMBER 30,         FEBRUARY 28,
                                                      1999         1998                 1998
                                                      ----   -----------------   ------------------
                                                                                    PREDECESSOR
Short Term Sale Program.............................  $ --        $ 8,110              $2,020
Management Trust -- Restricted Stock Award..........   359         12,580                  --
Severance...........................................   197          5,989                  --
Other...............................................    --            129                  36
                                                      ----        -------              ------
     Total..........................................  $556        $26,808              $2,056
                                                      ====        =======              ======

     The Subsidiary adopted a Short Term Sale Program ("STSP") pursuant to the terms of which it would make payments to certain members of senior management ("Eligible Individuals"), in connection with a change in control of the Subsidiary. The consummation of the Acquisition constituted such a change in control. The STSP provided for a "stay-put" bonus equal to an eligible individual's fiscal 1997 base salary and a sales incentive bonus based on a multiple (ranging from 50% to 200%) of an eligible individual's fiscal 1997 base salary. The "stay-put" bonus was payable in two equal parts, the first portion was paid in March 1998, after the Acquisition, and the second is payable shortly following the second anniversary of such change in control, provided that the individual has remained an employee of the Subsidiary or, if the individual was terminated by the Subsidiary other than for cause, payable upon such termination. The Company provided a total of $4,066 in 1998 in connection with the "stay put" bonus, of which $1,547 remains unpaid as of November 30, 1999. The Company also provided $6,064 in 1998 for a sales incentive bonus, the final installment of which was paid in 1999 when the determination of the after-tax proceeds to the PI Trust, on which it was based, was final.

     In 1998, the Company paid $10,000 to the Eagle-Picher Management Trust ("E-P Management Trust") for the benefit of certain senior management of the Company. The $10,000 payment was effectively used by the E-P Management Trust to acquire certain restricted stock of Granaria Industries. Subsequently, the stock of Granaria Industries was later exchanged for the common stock of the Company. The shares of the Company held by the E-P Management Trust were allocated to certain members of senior management of the Company. The receipt of such shares was taxable to the holders as income in an amount equal to the value of the shares at the time of vesting. The Company also reimbursed the holders of the shares for their tax obligations associated with the receipt of such shares. The Company has recorded as compensation expense $359 in 1999 and $12,580 in 1998 for the restricted shares and related tax reimbursements.

     The Subsidiary entered into employment agreements with six executive officers ("Employment Agreements") which became effective on November 29, 1996. Each was amended in August 1997. The purpose of the

                          EAGLE-PICHER HOLDINGS, INC.

Employment Agreements was to provide the Subsidiary with continuity of management following its emergence from bankruptcy. The Employment Agreements terminate on February 24, 2000. The consummation of the Acquisition did constitute a change of control under the Employment Agreements. Three of the six executive officers of the Subsidiary have received severance benefits pursuant to the Employment Agreements. These payments, as well as severance payments to another former officer, aggregated $5,989 in 1998.

M. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     Substantially all employees of the Company and its subsidiaries are covered by various pension or profit sharing retirement plans, including a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits.

     The Company's funding policy for defined benefit plans is to fund amounts on an actuarial basis to provide for current and future benefits in accordance with the funding guidelines of ERISA. Under the supplemental executive retirement plan, annuities are purchased by the Company and distributed to participants on an annual basis.

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

     Net periodic pension and postretirement benefit cost included the following components:

                                              PENSION BENEFITS                 POSTRETIREMENT BENEFITS
                                    ------------------------------------   --------------------------------
                                      1999       1998           1997        1999     1998          1997
                                    --------   --------      -----------   ------   ------      -----------
                                                             PREDECESSOR                        PREDECESSOR
Service cost -- benefits earned
  during the period...............  $  5,659   $  5,459       $  4,848     $  546   $  534        $  554
Interest cost on projected benefit
  obligations.....................    14,754     14,618         14,276      1,149    1,101         1,241
Expected return on plan assets....   (22,834)   (21,959)       (36,544)        --       --            --
Net amortization and deferral.....        68        (28)        16,669         --       --           (93)
                                    --------   --------       --------     ------   ------        ------
Net periodic cost (income)........    (2,353)    (1,910)          (751)    $1,695   $1,635        $1,702
                                                                           ======   ======        ======
Supplemental executive retirement
  plan............................     1,298      1,314          1,058
Other retirement plans............     1,125      1,496          1,593
                                    --------   --------       --------
     TOTAL COST OF PROVIDING
       RETIREMENT BENEFITS........  $     70   $    900       $  1,900
                                    ========   ========       ========

     In addition, in 1997, the Company recognized curtailment gains of $1,662 and $564 due to the reduction in active participants in the Company's pension plans and eligible employees in the Company's postretirement plans, respectively, that resulted primarily from the divestiture of divisions.

     The pension plans' assets consist primarily of listed equity securities and publicly traded notes and bonds. The actual net return on plan assets was 8.9% in 1999, 8.6% in 1998 and 15.3% in 1997.

                          EAGLE-PICHER HOLDINGS, INC.

     The following tables set forth the plans' changes in benefit obligation, plan assets and funded status on the measurement dates, November 30, 1999 and 1998, and amounts recognized in the Company's Consolidated Balance Sheets as of those dates.

                                                    PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                  --------------------    ------------------------
                                                    1999        1998         1999          1998
                                                  --------    --------    ----------    ----------
Change in Benefit Obligations:
Benefit Obligation, beginning of year...........  $223,920    $209,701     $ 16,959      $ 16,902
Service cost....................................     5,659       5,459          546           534
Interest cost...................................    14,754      14,618        1,149         1,102
Amendments......................................     1,204          --           --            --
Actuarial (gain)/loss...........................   (19,268)      6,614         (858)         (635)
Plan participant's contributions................        --          --          478           442
Benefits paid...................................   (12,529)    (12,472)      (1,830)       (1,386)
                                                  --------    --------     --------      --------
Benefit obligation, end of year.................  213,740..    223,920       16,444        16,959
                                                  --------    --------     --------      --------
Change in Plan Assets:
Fair value of plan assets, beginning of year....   259,522     250,035           --            --
Actual return on plan assets....................    23,599      21,959           --            --
Employer contributions..........................        --          --        1,352           944
Plan participants' contributions................        --          --          478           442
Benefits paid...................................   (12,529)    (12,472)      (1,830)       (1,386)
                                                  --------    --------     --------      --------
Fair value of plan assets, end of year..........   270,592     259,522           --            --
                                                  --------    --------     --------      --------
Funded status...................................    56,852      35,602      (16,444)      (16,959)
Unrecognized actuarial (gain)/loss..............   (12,821)      7,211       (1,489)         (631)
Unrecognized prior service cost.................     1,136          --           --            --
                                                  --------    --------     --------      --------
Net prepaid benefit cost (accrued benefit
  liability recognized).........................  $ 45,167    $ 42,813     $(17,933)     $(17,590)
                                                  ========    ========     ========      ========

     Weighted average assumptions as of November 30:

                                                                                  POSTRETIREMENT
                                                            PENSION BENEFITS         BENEFITS
                                                            ----------------      --------------
                                                            1999       1998       1999      1998
                                                            -----      -----      ----      ----
Discount rate.............................................  7.25%      6.75%      7.25%     6.75%
Expected rate of return on plan assets....................   9.0%       9.0%       N/A       N/A
Rate of compensation increase.............................   4.2%       4.2%       N/A       N/A

     Postretirement benefit costs were estimated assuming retiree health care costs would initially increase at a 7% annual rate which decreases to an ultimate rate of 5.75% in 3 years. If this annual trend rate would increase by 1%, the accumulated postretirement obligation as of November 30, 1999 would increase by $1,955 with a corresponding increase of $262 in the postretirement benefit expense in 1999. A 1% decrease in this annual trend rate would decrease the accumulated postretirement benefit obligation by $1,587 and the postretirement benefit expense by $207 in 1999.

     The effect of the changes in the discount rate and the ultimate health care trend rate was to decrease the projected benefit obligation by $12,897 for the pension plans and $1,180 for the other postretirement plans.

     Upon the Acquisition, all unrecognized reconciling items as of February 24, 1998 were recognized and recorded on the Company's Consolidated Balance Sheet in accordance with purchase accounting. The effect of the Acquisition was to increase the prepaid pension cost recognized by $3,714 and decrease the accrued postretirement benefit cost by $4,718 at February 24, 1998.

                          EAGLE-PICHER HOLDINGS, INC.

     The Company also offers 401(k) savings plans to its employees in the United States. In most cases, the participants may contribute up to 15% of their compensation of which 50% of their contribution up to 6% of their compensation is matched by the Company. The cost of these plans to the Company was $ 2,250 in 1999, $2,181 in the twelve months ended November 30, 1998 and $2,344 in 1997.

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

     The units vest over five years and are payable any time during the sixth through tenth year following the date of award. There was no expense related to the SAR Plan in 1999; the expense for the nine months ended November 30,1998 was $640.

N. ENVIRONMENTAL AND OTHER LITIGATION CLAIMS

     Most of the pre-petition claims against the Subsidiary alleging a right to payment due to environmental and litigation matters were resolved prior to the Effective Date. The holders of those claims which were allowed have received a proportionate distribution of the assets of the estate based on the amount of their claims to the total liabilities of the Subsidiary.

     In addition to the items discussed below, the Company is involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal course of business. As of November 30, 1999, the Company has reserved $8,830 associated with environmental remediation activities at some of its current and former sites. In management's opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect the Company's consolidated financial position, results of operations or cash flows.

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

     One of the significant features of the EPA Settlement Agreement is with respect to "Additional Sites." Additional Sites are those superfund sites, not owned by the Subsidiary, for which the Subsidiary's liability allegedly arises as a result of pre-petition waste disposal or recycling. The Subsidiary retains all of its defenses, legal or factual, at such sites. However, if the Subsidiary is found liable at any Additional Sites or settles any claims for any Additional Sites, the Subsidiary is required to pay as if such claims had been resolved in the reorganization under chapter 11 of the bankruptcy code. Thus, the Subsidiary's liability at Additional Sites will be paid at approximately 37% of any amount due.

     As of November 30, 1999, the Subsidiary had received notice that it may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 at a number of Additional Sites. The Company believes, after an investigation of these claims, that the Subsidiary has only de minimis liability at all but three of these sites described in the following three paragraphs.

     The Subsidiary received notice from the US EPA in 1997 alleging liability for remediation expenses at the site of a former zinc smelting facility owned and operated by the Subsidiary at Henryetta, Oklahoma, and for the

                          EAGLE-PICHER HOLDINGS, INC.

removal and disposal from surrounding residential locations of contaminated soil and gravel that originated from the facility and from other companies operating in the area. The Subsidiary operated the facility for approximately 50 years until it was shut down in 1968. The US EPA and the State of Oklahoma performed remedial activities at the site at a cost of approximately $5,000 to $6,000. Claims for this site have been settled for $5,211 (payable at approximately 37%).

     The Subsidiary received a notice from the US EPA in 1996 alleging that it may be a Potentially Responsible Party ("PRP") regarding liability for remediation expenses at a secondary lead smelting facility in Dallas, Texas ("RSR"). The Subsidiary allegedly leased the facility, which was in operation until about 1984, for a period of several years in the early 1950s. The US EPA has conducted and continues to conduct extensive remedial activities at this site, the total expenses of which are estimated at approximately $55,000. The Subsidiary has been identified by the US EPA as a PRP in connection with this site with liability for remediation expenses in connection with this site. This claim has been settled for $2,100 (payable at approximately 37%).

     The Subsidiary received a notice from the US EPA in 1999 alleging liability for remediation costs expended by the US EPA at the Witter site in Missouri. The Subsidiary allegedly was the only PRP to send drums to the Witter Drum Company in the 1950's and 1960's. This claim has been settled for $797 (payable at approximately 37%).

     The settlements for the RSR, Henryetta and Witter sites will be a deduction from the Final Distribution.

     In addition to the Additional Sites described above, the Subsidiary is involved with the following environmental matters not covered by the EPA Settlement Agreement.

     The Subsidiary is undertaking corrective actions under the Resource Conservation and Recovery Act ("RCRA") at its Joplin, Missouri facility. Consistent with the terms of its RCRA permit, the Subsidiary has been investigating the nature and extent of contamination present as a result of manufacturing activities during the 130-year operating history of this property. These investigations have identified areas of soil and groundwater contamination, certain of which will likely require the Subsidiary to undertake remedial activities. The US EPA has indicated that these actions will likely be required to take place over the next two years. Based on available information, the Subsidiary anticipates that these actions will cost between $1,000 and $2,600.

     At the Subsidiary's Colorado Springs, Colorado facility the closure of four former hazardous waste surface impoundments is being completed. Materials formerly stored in these impoundments have contaminated groundwater and soils at and around the facility. A groundwater remediation system was placed in service in 1995 and continues in operation. The Subsidiary entered into an Order on Consent with the State of Colorado in 1999 to evaluate residual groundwater contamination and soil contamination associated with the site, and to undertake additional remedial actions as appropriate to remediate the contamination. Based on available information, the Company anticipates that these actions will cost between $1,400 and $2,500.

     In 1998, the Subsidiary received $14,784 from insurance companies in settlement of certain claims relating primarily to environmental remediation, with the offset to the Excess of Acquired Net Assets Over Cost because the claim represented a pre-acquisition contingency.

OTHER LITIGATION CLAIMS

     In May 1997, Caradon Doors and Windows, Inc. ("Caradon") filed a suit against the Subsidiary in the U.S. District Court in Atlanta, Georgia alleging breach of contract and asserting contribution rights against the Subsidiary. Prior to this suit, Caradon had been found liable to Therma-Tru Corporation ("Therma-Tru") in the amount of approximately $8,800 for infringing a Therma-Tru patent for plastic door components manufactured by the Company's now divested Plastics Division. Caradon settled the litigation with Therma-Tru and was seeking to recover some or all of its liability from the Company. The Company estimates that the total damages that Caradon is seeking to recover from the Subsidiary in this suit are in excess of $10,000. The Subsidiary

                          EAGLE-PICHER HOLDINGS, INC.

asserted, in a separate motion filed to dismiss Caradon's claims, that all of Caradon's claims had been discharged in the Subsidiary's reorganization under chapter 11. This issue continues to be litigated after an appeal to the District Court and a remand to the Bankruptcy Court for future findings. The Company believes that it has valid legal and factual defenses and intends to contest vigorously all such claims.

O. ACQUISITIONS AND DIVESTITURES

     In 1999, the Company acquired the stock of Charterhouse Automotive Group, Inc., a holding company whose only operating subsidiary was Carpenter Enterprises, Ltd. ("Carpenter"), a supplier of precision-machined components to the automotive industry, for approximately $41,000 in cash and $31,000 of existing indebtedness of Carpenter. Approximately $18,600 of this debt was refinanced from the Facility. The total cash requirements of the Acquisition were $60,251, which includes transaction costs. Immediately following the transaction, Charterhouse was merged into Carpenter. The results of Carpenter's operations have been included in the Company's Consolidated Statements of Income
(Loss) since March 1, 1999.

     The acquisition was accounted for as a purchase. The purchase price has been allocated to the assets and liabilities of Carpenter based on their respective fair values as determined by independent appraisals. The excess of the purchase price over the assessed values of the net assets of $16,200 was allocated to Excess of Acquired Net Assets Over Cost and is being amortized over 15 years. If it becomes apparent that additional purchase price allocations are necessary, such adjustments would be made before March 1, 2000. It is not expected that additional adjustments would be material.

     The following proforma information for the years ended November 30, 1999 and 1998 gives effect to the acquisition of Carpenter as if it had been consummated on December 1, 1998 and 1997, respectively. This information is not necessarily indicative of either the future results of operations or the results of operations that would have occurred if those events had been consummated on the indicated dates.

                                                                     (UNAUDITED)
                                                             NINE MONTHS ENDED   THREE MONTHS ENDED
                                                               NOVEMBER 30,         FEBRUARY 28,
                                                    1999           1998                 1998
                                                    ----     -----------------   ------------------
Net sales.......................................  $944,800       $737,900             $231,800
Net income (loss)...............................  $(18,000)      $(13,100)            $  1,100
Net income (loss) applicable to common
  shareholders..................................  $(28,500)      $(20,500)            $  1,100
Net income (loss) per common share..............  $ (28.50)      $ (20.50)            $    .11
Average number of common share..................  1,000,000     1,000,000            9,600,071

     On December 1, 1999, the Company acquired the assets of the depleted zinc business of Isonics Corporation for $8,200; $6,700 cash at closing and contingent cash payments of $500 annually for three years. The Acquisition will be accounted for as a purchase. In addition, the Company has negotiated a warrant to acquire common stock of the Isonics Corporation in exchange for materials to be delivered in 2000.

     Effective January 1, 2000, the Company sold the assets of the Ross Aluminum Foundries Division for approximately $24,600 in cash. The impact of this transaction on net income will not be material.

     The Company sold its Trim Division in November 1998. The transaction was held in escrow until certain conditions were met in December 1998. The Company received a $2,100 note due in 2000 which is secured by a first mortgage on the real estate and the remainder of the proceeds, totaling $12,400, in cash. The impact of this transaction on consolidated net income (loss) was not material. The Company is guarantor of tooling receivables due from both original equipment manufacturers and their suppliers. The Company believes the likelihood of customer default of these receivables to be remote.

                          EAGLE-PICHER HOLDINGS, INC.

     Pursuant to the Plan, in 1997, the Company sold its Plastics, Transicoil and Fabricon Divisions to fund the repayment of the Divestiture Notes. The Company received net cash proceeds of $39,007. The aggregate loss on these transactions was $2,411.

     The Company received a note for $3,719 from the buyer of the Fabricon Division. The note bears interest of 8% per annum, is secured by accounts receivable and inventory and is due October 31, 2000.

     The Company remains as guarantor on the lease of the building in which the former Transicoil Division is located, and is liable should the buyer not perform on the lease. The remaining lease payments total approximately $7,900 over the lease term which expires in 2005. The Company believes the likelihood of being liable for the lease to be remote.

     In 1997, the Company contributed certain of the assets of the former Suspension Systems Division to a joint venture in which the Company retained a 45% interest. On November 30, 1998, the majority partner exercised its option to purchase the Company's interest in the joint venture. The impact of this transaction on the consolidated net loss was not material.

     Included in the Consolidated Statements of Income (Loss) are the following results of the divisions which were divested in 1997 and 1998, excluding the aggregate net loss on the sale of those divisions:

                                                 NINE MONTHS ENDED   THREE MONTHS ENDED
                                                   NOVEMBER 30,         FEBRUARY 28,
                                                       1998                 1998             1997
                                                 -----------------   ------------------   -----------
                                                                        PREDECESSOR       PREDECESSOR
Net sales......................................       $18,600              $7,076          $111,294
                                                      =======              ======          ========
Income (loss) before taxes.....................       $(1,879)             $ (240)         $ (5,725)
                                                      =======              ======          ========

P. TRANSACTIONS WITH RELATED PARTIES

     In connection with the Acquisition, the Company paid Granaria Holdings a transaction fee of $7,300 (approximately 1% of the transaction value) in consideration for advisory services related to structuring and financing the Acquisition. Granaria Holdings was also reimbursed for other costs incurred related to the Acquisition, issuance of the Subordinated Notes and Preferred Stock offering.

Q. INDUSTRY SEGMENT INFORMATION

     The Company is a diversified manufacturer serving global markets and many industries.

     United States net sales include export sales to non-affiliated customers of $89,600 in 1999, $70,800 in the nine months ended November 30, 1998, $23,600 in the three months ended February 28, 1998 and $113,600 in 1997.

     A general description of the products manufactured and the markets served by the Company's industry segments (listed in order of the magnitude of net sales) is:

AUTOMOTIVE

     The operations in the Automotive Segment provide mechanical and structural parts for passenger cars, trucks, vans and sport utility vehicles for the original equipment manufacturers and replacement markets. Resources are concentrated in serving the North American, European and Pacific Rim markets.

     Sales and income (loss) before taxes (excluding net loss on sale of divisions), respectively, of divested operations and operations contributed to a joint venture, which were included in the Automotive Segment, were

                          EAGLE-PICHER HOLDINGS, INC.

$18,600 and $(1,879) in the nine months ended November 30, 1998, $7,076 and $(240) in the 3 months ended February 28, 1998 and $98,507 and $(5,753) in 1997.

     Consolidated sales to Ford Motor Company amounted to $137,800 in 1999, $121,100 in the nine months ended November 30, 1998, $39,800 in the three months ended February 28, 1998 and $170,500 in 1997. No other customer accounted for 10% or more of consolidated sales.

INDUSTRIAL PRODUCTS

     The operations in the Industrial Products Segment produce special purpose batteries and components, high-purity specialty material compounds and rare metals, industrial chemicals, diatomaceous earth products, bulk pharmaceuticals, super-clean containers, construction and material handling equipment and metal cleaning and finishing systems. It serves the commercial aerospace, nuclear, telecommunication electronics, food and beverage and other industrial markets globally, and the construction industry in the United States. Some of these products are also used in defense applications.

     Divested operations in this segment had sales and pretax income (excluding net loss on sale of divisions), respectively, of $12,788 and $28 in 1997.

     Sales between segments were not material.

     The Company's foreign operations are located primarily in Europe and also in Mexico. Intercompany transactions with foreign operations are made at established transfer prices. Information regarding the Company's domestic and foreign sales, operating income and identifiable assets follows:

                                                                           TRANSFER SALES/
                                                UNITED STATES   FOREIGN     ELIMINATIONS     CONSOLIDATED
                                                -------------   --------   ---------------   ------------
YEAR ENDED NOVEMBER 30, 1999
SALES.........................................    $825,670      $125,939      $(38,348)        $913,261
                                                  ========      ========      ========         ========
INCOME (LOSS) BEFORE TAXES....................    $(22,557)     $(16,110)     $ 18,280         $(20,387)
                                                  ========      ========      ========         ========
IDENTIFIABLE ASSETS...........................    $788,259      $ 83,694      $(29,953)        $842,000
                                                  ========      ========      ========         ========
Nine Months Ended November 30, 1998
Sales.........................................    $586,647      $ 80,953      $(21,616)        $645,984
                                                  ========      ========      ========         ========
Income (loss) before taxes....................    $(21,025)     $  1,484      $    477         $(19,064)
                                                  ========      ========      ========         ========
Identifiable assets...........................    $764,975      $ 96,359      $(45,007)        $816,327
                                                  ========      ========      ========         ========
---------------------------------------------------------------------------------------------------------
Three Months Ended February 28, 1998
Predecessor
Sales.........................................    $188,349      $ 23,041      $ (5,548)        $205,842
                                                  ========      ========      ========         ========
Income (loss) before taxes....................    $  4,553      $    597      $   (243)        $  4,907
                                                  ========      ========      ========         ========
Identifiable assets...........................         N/A           N/A           N/A              N/A
                                                  ========      ========      ========         ========
Year Ended November 30, 1997
Predecessor
Sales.........................................    $841,964      $ 88,614      $(24,501)        $906,077
                                                  ========      ========      ========         ========
Income (loss) before taxes....................    $ 10,046      $  5,638      $ (1,638)        $ 14,046
                                                  ========      ========      ========         ========
Identifiable assets...........................    $715,016      $ 74,477      $(42,612)        $746,881
                                                  ========      ========      ========         ========

                          EAGLE-PICHER HOLDINGS, INC.

                              SEGMENT INFORMATION

                                     AUTOMOTIVE                           INDUSTRIAL PRODUCTS                 SUB-TOTAL
                        -------------------------------------    -------------------------------------    -----------------
                                 9 MONTHS   3 MONTHS                      9 MONTHS   3 MONTHS                      9 MONTHS
                                  ENDED      ENDED                         ENDED      ENDED                         ENDED
                                 NOV. 30,   FEB. 28,                      NOV. 30,   FEB. 28,                      NOV. 30,
                         1999      1998       1998      1997      1999      1998       1998      1997      1999      1998
                        ------   --------   --------   ------    ------   --------   --------   ------    ------   --------
                                               PREDECESSOR                              PREDECESSOR
                                                             (IN MILLIONS OF DOLLARS)
Sales................   $553.2    $347.3     $109.2    $485.6    $360.1    $298.7     $96.6     $420.5    $913.3    $646.0
                        ======    ======     ======    ======    ======    ======     =====     ======    ======    ======
Depreciation and
  amortization.......     39.6      23.6        7.3      32.1      25.4      18.5       5.5       23.5      65.0      42.1
                        ======    ======     ======    ======    ======    ======     =====     ======    ======    ======
Interest expense.....     21.1      15.1        2.7      13.8      19.1      15.5       2.6       12.0      40.2      30.6
                        ======    ======     ======    ======    ======    ======     =====     ======    ======    ======
Income (loss) before
  taxes..............     (3.3)      7.9        4.0       6.7      (7.1)      9.0       3.3       13.2     (10.4)     16.9
                        ======    ======     ======    ======    ======    ======     =====     ======    ======    ======
Capital
  expenditures.......     35.3      13.9        3.9      35.5      11.6      12.2       1.6       15.6      46.9      26.1
                        ======    ======     ======    ======    ======    ======     =====     ======    ======    ======
Identifiable
  assets.............    408.3     351.2        N/A     290.8     332.2     351.7       N/A      243.4     740.5     702.9
                        ======    ======     ======    ======    ======    ======     =====     ======    ======    ======

                           SUB-TOTAL
                       -----------------
                       3 MONTHS
                        ENDED
                       FEB. 28,
                         1998      1997
                       --------   ------
                          PREDECESSOR
                        (IN MILLIONS OF
                           DOLLARS)
Sales................   $205.8    $906.1
                        ======    ======
Depreciation and
  amortization.......     12.8      55.6
                        ======    ======
Interest expense.....      5.3      25.8
                        ======    ======
Income (loss) before
  taxes..............      7.3      19.9
                        ======    ======
Capital
  expenditures.......      5.5      51.1
                        ======    ======
Identifiable
  assets.............      N/A     534.2
                        ======    ======

                                                                 CORPORATE                                  TOTAL
                                                   -------------------------------------    -------------------------------------
                                                            9 MONTHS   3 MONTHS                      9 MONTHS   3 MONTHS
                                                             ENDED      ENDED                         ENDED      ENDED
                                                            NOV. 30,   FEB. 28,                      NOV. 30,   FEB. 28,
                                                    1999      1998       1998      1997      1999      1998       1998      1997
                                                   ------   --------   --------   ------    ------   --------   --------   ------
                                                                          PREDECESSOR                              PREDECESSOR
Sales............................................  $   --    $   --     $  --     $   --    $913.3    $646.0     $205.8    $906.1
                                                   ======    ======     =====     ======    ======    ======     ======    ======
Depreciation and amortization....................     0.2       0.1        --        0.4      65.2      42.2       12.8      56.0
                                                   ======    ======     =====     ======    ======    ======     ======    ======
Interest expense.................................     8.9       5.7       1.6        5.5      49.1      36.3        6.9      31.3
                                                   ======    ======     =====     ======    ======    ======     ======    ======
Income (loss) before taxes.......................   (10.0)    (36.0)     (2.4)      (5.9)    (20.4)    (19.1)       4.9      14.0
                                                   ======    ======     =====     ======    ======    ======     ======    ======
Capital expenditures.............................     0.1       0.2       0.2        0.2      47.0      26.3        5.7      51.3
                                                   ======    ======     =====     ======    ======    ======     ======    ======
Identifiable assets..............................   101.5     113.4       N/A      212.7     842.0     816.3        N/A     746.9
                                                   ======    ======     =====     ======    ======    ======     ======    ======

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

/s/ Andries Ruijssenaars
President and Chief Executive Officer

/s/ Philip F. Schultz
Senior Vice President and
Chief Financial Officer

/s/ Carroll D. Curless
Vice President and Controller

Cincinnati, Ohio
January 28, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Eagle-Picher Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Eagle-Picher Holdings, Inc. and subsidiaries as of November 30, 1999 and 1998, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for the year ended November 30, 1999 and for the nine-month period ended November 30, 1998 (Successor Company operations). In addition, we have audited the accompanying consolidated statements of income (loss), shareholders' equity, and cash flows of Eagle-Picher Industries, Inc. and subsidiaries for the three-month period ended February 28, 1998 and for the year ended November 30, 1997 (Predecessor Company operations under fresh-start accounting). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor Company as of November 30, 1999 and 1998, and the results of its operations and its cash flows for the year ended November 30, 1999 and for the nine-month period ended November 30, 1998, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements under fresh-start accounting referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the three-month period ended February 28, 1998 and for the year ended November 30, 1997, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Notes A and B to the consolidated financial statements, Eagle-Picher Industries, Inc. was acquired on February 24, 1998 by Eagle-Picher Holdings, Inc., a majority-owned subsidiary of Granaria Industries B.V. As a result, the consolidated financial statements for the three-month period ended February 28, 1998 include the effects of such acquisition as of February 24, 1998 and, therefore, are not comparable to consolidated financial statements prepared subsequent to February 28, 1998.

/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
January 28, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                   NAME                     AGE                        POSITION
                   ----                     ---                        --------
Joel P. Wyler.............................  50     Director, Chairman of the Board
Daniel C. Wyler...........................  48     Director
Dr. Wendelin Wiedeking....................  47     Director
Andries Ruijssenaars......................  57     Director, President and Chief Executive Officer
Wayne R. Wickens..........................  53     Senior Vice President
Philip F. Schultz.........................  42     Senior Vice President and Chief Financial Officer
Michael E. Aslanian.......................  45     Group Vice President
Carroll D. Curless........................  61     Vice President and Controller
David G. Krall............................  38     Vice President, General Counsel and Secretary

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

     Mr. Ruijssenaars has been President and Chief Executive Officer and a Director of the Company since the Acquisition and has been President and a Director of the Subsidiary since 1994. Upon consummation of the Acquisition, he also became the Subsidiary's Chief Executive Officer. He was Senior Vice President of the Subsidiary from 1989 until December 1994. Mr. Ruijssenaars was first employed by the Subsidiary in 1980 as General Manager of Eagle-Picher Industries GmbH in Ohringen, Germany, and has also served as Executive Vice President and then President of the Subsidiary's former Ohio Rubber Company Division.

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

     Mr. Schultz joined the Company as Senior Vice President and Chief Financial Officer in October 1999. Prior to coming to the Company, he had been with Taft, Stettinius & Hollister LLP, a legal firm based in Cincinnati,

Ohio, since 1986 and had been a partner there since 1994. From 1984 to 1986, Mr. Schultz was with the accounting firm of Touche, Ross & Company, and he has been a certified public accountant since 1983.

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

     Mr. Krall joined the Company as Vice President, General Counsel and Secretary in June 1998. Prior to coming to the Company, he had been with Taft, Stettinius & Hollister LLP, a legal firm based in Cincinnati, Ohio since 1986 and had been a partner there since 1994.

     Mr. Joel P. Wyler and Mr. Daniel C. Wyler are brothers.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following Summary Compensation Table sets forth the compensation for the last three fiscal years of (i) Mr. Ruijssenaars, the Company's Chief Executive Officer, and (ii) the Company's four most highly compensated executive officers other than the Chief Executive Officer during fiscal 1999 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                 ANNUAL COMPENSATION             COMPENSATION
                                        -------------------------------------   --------------
                              FISCAL                             OTHER ANNUAL     RESTRICTED          ALL OTHER
                               YEAR                              COMPENSATION   STOCK AWARD(S)      COMPENSATION
NAME AND PRINCIPAL POSITION   ENDED     SALARY($)    BONUS($)       ($)(1)          ($)(2)             ($)(3)
---------------------------  --------   ----------   ---------   ------------   --------------   -------------------
Andries Ruijssenaars.....    11/30/99    575,000           --       448,812                 --          697,814
  President and Chief        11/30/98    575,000      380,000     1,818,286          1,705,500        1,411,852
  Executive Officer          11/30/97    525,000      205,000       179,244                 --          208,006
Wayne R. Wickens.........    11/30/99    370,000       75,000       182,717                 --          335,019
  Senior Vice President      11/30/98    360,000      150,000       606,154            568,500          807,044
                             11/30/97    325,000      109,000        77,942                 --           93,311
Michael E. Aslanian......    11/30/99    280,000      130,000        34,108                 --           87,005
  Group Vice President       11/30/98    211,750      130,000       312,540            337,500          269,584
                             11/30/97    180,000       77,000         8,852                 --           17,049
Carroll D. Curless.......    11/30/99    260,000       75,000       144,410                 --          236,904
  Vice President and         11/30/98    250,000      130,000       321,332            284,250          488,229
  Controller                 11/30/97    240,000       67,000       116,456                 --          134,611
David G. Krall(4)........    11/30/99    185,000       75,000            --                 --            3,057
  Vice President, General    11/30/98     85,000       65,000        62,582             67,500              132
  Counsel and Secretary

---------------

(1) This column includes nothing for perquisites since in no case did perquisites exceed the reporting thresholds (the lesser of 10% of salary plus bonus or $50,000). For each fiscal year, the column is comprised of amounts for the payment of taxes on purchases of annuities under the Company's Supplemental Executive Retirement Plan (the "SERP") for participating Named Executive Officers. For fiscal 1998, the column also includes amounts for the payment of taxes on shares awarded under the Company's Incentive Stock Plan (described below).

(2) The amounts in this column represent the dollar value of restricted stock awards of shares of the Company's Class A Common Stock granted to the Named Executive Officers during fiscal 1998 under the Incentive Stock Plan. Awards were originally subject to vesting over time but, pursuant to an amendment to the Incentive Stock Plan, all of the awards were fully vested on or before November 19, 1998. The amounts shown comprise the entire restricted stock holdings of each Named Executive Officer and represent the following numbers of shares: Mr. Ruijssenaars, 30,000 shares; Mr. Wickens, 10,000 shares; Mr. Aslanian, 6,250 shares; Mr. Curless, 5,000 shares; and Mr. Krall, 1,250 shares. Dividends, if any are declared, would be payable on the restricted stock. The Company, however, has no obligation to declare dividends and, pursuant to the terms of the Company's Preferred Stock, certain restrictions exist on the Company's ability to declare dividends on the Class A Common Stock.

(3) For fiscal 1999 this column includes the following amounts:

                                                CONTRIBUTIONS TO    VALUE OF      AMOUNTS PAID
                             COST OF ANNUITY      EAGLE-PICHER      PAID LIFE      PURSUANT TO
                               UNDER SERP       SALARIED 401(K)     INSURANCE    SHORT-TERM SALE
  NAMED EXECUTIVE OFFICER          ($)              PLAN ($)        PREMIUMS       PROGRAM ($)      TOTAL($)
  -----------------------    ---------------    ----------------    ---------    ---------------    ---------
Andries Ruijssenaars.......      493,514             5,000            1,480          197,820         697,814
Wayne R. Wickens...........      206,730             5,000              829          122,460         335,019
Michael E. Aslanian........       38,577             5,000              556           33,912          78,045
Carroll D. Curless.........      160,560             5,000            3,520           67,824         236,904
David G. Krall.............           --             2,813              244               --           3,057

     Additionally, in fiscal 1999, Mr. Aslanian was paid $8,960 in connection with a relocation.

(4) Mr. Krall was first employed by the Company on June 1, 1998.

RETIREMENT BENEFITS

     The following table shows the estimated total combined annual benefits payable to the Named Executive Officers upon retirement at age 62 under Social Security, the Salaried Plan and the SERP, computed on the basis of a straight-life annuity:

                               PENSION PLAN TABLE

                                                                YEARS OF SERVICE
                                                  --------------------------------------------
                  REMUNERATION                       10          15          20         25+
                  ------------                    --------    --------    --------    --------
$ 250,000.......................................  $ 60,000    $ 90,000    $120,000    $150,000
   300,000......................................    72,000     108,000     144,000     180,000
   350,000......................................    84,000     126,000     168,000     210,000
   400,000......................................    96,000     144,000     192,000     240,000
   450,000......................................   108,000     162,000     216,000     270,000
   500,000......................................   120,000     180,000     240,000     300,000
   550,000......................................   132,000     198,000     264,000     330,000
   600,000......................................   144,000     216,000     288,000     360,000
   650,000......................................   156,000     234,000     312,000     390,000
   700,000......................................   168,000     252,000     336,000     420,000
   750,000......................................   180,000     270,000     360,000     450,000
   800,000......................................   192,000     288,000     384,000     480,000
   850,000......................................   204,000     306,000     408,000     510,000
   900,000......................................   216,000     324,000     432,000     540,000
   950,000......................................   228,000     342,000     456,000     570,000
$1,000,000......................................  $240,000    $360,000    $480,000    $600,000

                                                                YEARS OF SERVICE
                                                  --------------------------------------------
                  REMUNERATION                       10          15          20         25+
                  ------------                    --------    --------    --------    --------
 1,050,000......................................   252,000     378,000     504,000     630,000
 1,100,000......................................   264,000     396,000     528,000     660,000
 1,150,000......................................   276,000     414,000     552,000     690,000

     The Eagle-Picher Salaried Plan (the "Salaried Plan" and, together with the SERP, the "Retirement Plans") is a non-contributory defined benefit pension plan in which the Named Executive Officers are participants. The SERP, in which the Named Executive Officers are also participants, provides retirement benefits in addition to the benefits available under the Salaried Plan. The Retirement Plans provide benefits after retirement based on the highest average monthly compensation during five consecutive years of the last ten years preceding retirement. For purposes of the Retirement Plans, compensation includes base salary, bonuses, commissions and severance payments. Salary and bonus payments that would be included in the Retirement Plans are as reported in the Summary Compensation Table, and commissions or severance payments, if there had been any, also would have been included in that Table. The payments pursuant to the Short Term Sale Program (discussed below) are not included in such compensation.

     The estimated credited years of service for the Named Executive Officers at age 62 will be:

Andries Ruijssenaars........................................     24
Wayne R. Wickens............................................     32
Michael E. Aslanian.........................................     41
Carroll D. Curless..........................................     36
David G. Krall..............................................     25

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive an annual retainer of $50,000, payable quarterly, with no additional fees for attendance or committee membership. Directors who are also employees of the Company receive no fees for their services as Directors.

     Effective January 1, 1999, the Company adopted an Incentive Stock Plan for Outside Directors. Under the Plan, nonemployee directors of the Company who also are directors of the Subsidiary may be awarded shares of the Company's Class A Common Stock in lieu of directors' fees for a period of years. The right to receive the shares is conditioned on the participant's execution of a shareholders' agreement which, among other things, governs the transferability of the shares, and a voting trust agreement under which the shares are held of record and voted by Granaria Holdings B.V. In connection with his becoming a director, Dr. Wendelin Wiedeking was awarded 2,500 shares, valued at $441,175, as of April 12, 1999. All or a portion of the shares will be forfeited, in accordance with a declining scale of 20% per year, if Dr. Wiedeking leaves either Board prior to April 12, 2004 (i.e., all are forfeited prior to April 12, 2000, 80% are forfeited prior to April 12, 2001, etc.). The forfeiture provisions terminate in the event of Dr. Wiedeking's death or incapacity or if a change of control occurs or an initial public offering is made. If Dr. Wiedeking is involuntarily removed from the Boards, other than for cause, the Subsidiary will reimburse him for his tax liability relating to any forfeited shares.

     Joel P. Wyler and Daniel C. Wyler, as named Directors of the Company and Subsidiary, provide services on behalf of and pursuant to their employment by Granaria Holdings B.V. All directors' fees due as a result of their services as named Directors are paid to Granaria Holdings B.V.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     On March 25, 1999, the Board of Directors of the Company established a Compensation Committee comprised of Joel P. Wyler, Chairman of Granaria Holdings B.V. and Chairman of the Company and Subsidiary, Daniel C. Wyler, CEO of Granaria Holdings B.V., Dr. Wendelin Wiedeking, Chairman, President and CEO of Porsche AG and Andries Ruijssenaars, President and Chief Executive Officer of the Company and Subsidiary.

Prior to the formation of the Committee, decisions regarding compensation were passed upon by the Board of Directors as a whole.

EMPLOYMENT AGREEMENTS; SEVERANCE

     The Subsidiary had employment agreements, which became effective on November 29, 1996 and expired on February 24, 2000, with Messrs. Ruijssenaars, Wickens and Curless. The employment agreements provided for base annual salaries and for salary increases and bonuses, as determined from time to time by the Board of Directors of the Subsidiary. Fiscal 1999 amounts are shown in the Summary Compensation Table, above. In addition, the employment agreements provided that each officer would participate in the Company's employee and executive benefit and short and long-term incentive plans as in effect from time to time.

     Effective November 18, 1996, the Subsidiary adopted the Eagle-Picher Industries, Inc. Officer Severance Plan (the "Severance Plan") covering all officers of the Subsidiary, including the Named Executive Officers, other than those with employment agreements. Mr. Aslanian and Mr. Krall have been and will continue to participate in the Severance Plan. Effective with the expiration of their employment agreements, Mr. Ruijssenaars, Mr. Wickens and Mr. Curless also are participants.

     Under the terms of the Severance Plan, if a participant is terminated by the Subsidiary other than for cause, he will be entitled to:

          (a) a "supplemental severance" benefit equal to one year's base pay (at the then-current base salary),

          (b) a "base severance" benefit equal to one week's pay for each completed year of service with the Subsidiary, and

          (c) continued group medical and group life insurance benefits for the same period as set forth in (b).

     Benefits will not be paid if a participant voluntarily leaves the employ of the Subsidiary or remains employed by the Subsidiary following a change of control. If a participant is employed by another company while receiving benefits under this Plan, the base severance benefit will be reduced by all wages received from the new employer. Similarly, continued insurance benefits will be discontinued if comparable benefits are offered by the new employer.

SHORT TERM SALE PROGRAM

     Prior to the Acquisition, the Subsidiary adopted a Short Term Sale Program (the "STSP") pursuant to which the Subsidiary was obligated to make payments to certain members of senior management (the "eligible individuals") in connection with the consummation of the Acquisition. The STSP provided for (i) a stay-put bonus equal to an eligible individual's fiscal 1997 base salary ("Stay-Put") and
(ii) a sales incentive bonus based on a multiple (ranging from 50% to 200%) of an eligible individual's fiscal 1997 base salary ("Sales Incentive").

     The Stay-Put bonus is payable in two equal parts: the first was paid shortly after the Acquisition, and the second is payable shortly following the second anniversary of the Acquisition, provided that the individual has remained employed by the Subsidiary. The second Stay-Put to be paid to each of the Named Executive Officers is as follows: Mr. Ruijssenaars, $262,500; Mr. Wickens, $162,500; Mr. Aslanian, $90,000; and Mr. Curless, $120,000. Mr. Krall is not a participant in the STSP.

     The Sales Incentive bonus, which was payable only if the present value of the after-tax proceeds to the Trust in connection with the Acquisition met a threshold amount set forth in the STSP, increased on a straight-line basis in the event that the Trust's after-tax proceeds exceeded a specified target amount. Based upon an estimate of the amount that would be payable, the Subsidiary made initial Sales Incentive bonus payments to each of the Named Executive Officers, other than Mr. Krall, in fiscal 1998. During fiscal 1999, when the determination of the present value of the after-tax proceeds to the Trust became final, the Subsidiary completed the Sales Incentive bonus payments. Amounts paid to the Named Executive Officers in fiscal 1999 are shown in footnote 3 to the Summary Compensation Table.

INCENTIVE STOCK PLAN

     The Subsidiary has an Incentive Stock Plan pursuant to which restricted shares of the Company's Class A Common Stock have been and may be allocated to members of the Subsidiary's senior management. The right to receive the shares is conditioned on the participant's execution of a shareholders' agreement which, among other things, governs the transferability of the shares, and a voting trust agreement under which the shares are held of record and voted by Granaria Holdings B.V. However, shares awarded are beneficially owned by the recipient and generally are immediately vested. Under the terms of the Plan, the Subsidiary is obligated to reimburse Plan participants for any tax obligations associated with their receipt of the shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock as of February 24, 2000, by each person known by the Company to own beneficially 5% or more of the Class A Common Stock, the Company's only voting security.

                                                                 SHARES BENEFICIALLY OWNED
                                                              -------------------------------
                                                                NUMBER OF      PERCENTAGE OF
NAME                                                          CLASS A SHARES   CLASS A SHARES
----                                                          --------------   --------------
Granaria Holdings B.V. .....................................     619,501            99.1%
  Lange Voorhout 16
  P.O. Box 233
  2501 CE The Hague
  The Netherlands(1),(2),(3)
Joel P. Wyler...............................................     625,001           100.0%
  Lange Voorhout 16
  P.O. Box 233
  2501 CE The Hague
  The Netherlands(2),(3),(4),(5)
Daniel C. Wyler.............................................     619,501            99.1%
  Lange Voorhout 16
  P.O. Box 233
  2501 CE The Hague
  The Netherlands(2),(3),(4)

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information as of February 24, 2000, regarding the ownership of the Company's Class A Common Stock, the Company's only voting security and the only equity security held by the Company's directors or executive officers. All shares are subject both to a Voting Trust Agreement that allows all of the shares owned by the Company's management to be voted by Granaria Holdings B.V. and to a Shareholders Agreement that restricts their disposition.

                                                                 SHARES BENEFICIALLY OWNED
                                                              -------------------------------
                                                                NUMBER OF      PERCENTAGE OF
NAME                                                          CLASS A SHARES   CLASS A SHARES
----                                                          --------------   --------------
Joel P. Wyler(2),(3),(4),(5)................................     625,001           100.0%
Daniel C. Wyler(2),(3),(4)..................................     619,501            99.1%
Andries Ruijssenaars(5).....................................      35,500             5.7%
Wayne R. Wickens............................................      10,000             1.6%
Michael E. Aslanian.........................................       6,250             1.0%
Carroll D. Curless..........................................       5,000               *
David G. Krall..............................................       1,250               *
Philip F. Schultz...........................................       1,250               *
Dr. Wendelin Wiedeking......................................       2,500               *
All directors and executive officers as a group (seven
  persons)..................................................     625,001           100.0%

---------------
 (*) Less than 1.0%.

(1) Granaria Holdings B.V. is 100% owned by Wijler Holding B.V., a Dutch Antilles company, 50.1% of which is owned by Joel P. Wyler and 49.9% of which is owned by Daniel C. Wyler.

(2) Includes 525,001 shares held by Granaria Industries B.V., which is majority owned by Granaria Holdings B.V.

(3) Includes 83,500 shares held by Granaria Holdings B.V. as voting trustee for certain members of management.

(4) Includes 11,000 shares held by Granaria Holdings B.V.

(5) Includes 5,500 shares held by the E-P Management Trust, of which Messrs. Joel P. Wyler and Andries Ruijssenaars are trustees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     The Company has an advisory and consulting agreement with Granaria Holdings B.V. ("Granaria Holdings") pursuant to which the Company pays Granaria Holdings an annual management fee of $1.75 million annually plus out-of-pocket expenses. Fees and expenses relating to these services amounted to $2.0 million in 1999. At November 30, 1999, $.4 million relating to these fees and expenses is due Granaria Holdings.

     The Subsidiary adopted a Short Term Sale Program ("STSP") prior to the Acquisition which provided for payments to the executive officers and members of senior management in the event of a change of control. The Acquisition constituted such a change of control. (See Executive Compensation -- Short Term Sale Program.) The Company recorded an expense of $10.1 million in the year ended November 30, 1998 in connection with the STSP, of which $1.5 million remains unpaid as of November 30, 1999.

     In 1998, the Company paid $10.0 million to the Eagle-Picher Management Trust ("E-P Management Trust") for the benefit of certain executive officers of the Company. The $10.0 million payment was effectively used to acquire certain restricted stock of Granaria Industries B.V. which was later exchanged for common stock of the Company. Certain of the shares of the Company held by the E-P Management Trust have been allocated to certain members of senior management of the Company. The Company also reimbursed the holders of the shares for their tax obligations associated with receipt of such shares. (See Executive Compensation -- Incentive Stock Plan.) The Company has recorded compensation expense of $.4 million in 1999 for the restricted shares and related tax reimbursements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1.      All Financial Statements:
           --   Financial Statements - Included in Item 8 in this Report
           --   Independent Auditors' Report - Included in Item 8 in this
                Report
   2.      Financial Statement Schedules
           --   None
   3.      Exhibits (numbers keyed to Item 601, Regulation S-K)
   2.1     --   Third Amended Plan of Reorganization of Eagle-Picher
                Industries, Inc. (the "Subsidiary")(1)
   2.2     --   Exhibits to Third Amended Plan of Reorganization of the
                Subsidiary(1)
   3.1     --   Articles of Incorporation of the Subsidiary, as amended(1)
   3.2     --   Regulations of the Subsidiary(1)
   3.3     --   Amended and Restated Certificate of Incorporation of
                Eagle-Picher Holdings, Inc. (the "Company")(1)
   3.4     --   Bylaws of the Company(1)
   3.5     --   Articles of Incorporation of Daisy Parts, Inc.(2)
   3.6     --   Bylaws of Daisy Parts, Inc.(2)
   3.7     --   Certificate of Incorporation of Eagle-Picher Development
                Company, Inc.(2)
   3.8     --   Bylaws of Eagle-Picher Development Company, Inc.(2)
   3.9     --   Certificate of Incorporation of Eagle-Picher Far East,
                Inc.(2)
   3.10    --   Bylaws of Eagle-Picher Far East, Inc.(2)
   3.11    --   Articles of Incorporation of Eagle-Picher Fluid Systems,
                Inc.(2)
   3.12    --   Bylaws of Eagle-Picher Fluid Systems, Inc.(2)
   3.13    --   Articles of Incorporation of Eagle-Picher Minerals, Inc.(2)
   3.14    --   Bylaws of Eagle-Picher Minerals, Inc.(2)
   3.15    --   Certificate of Formation of Eagle-Picher Technologies,
                LLC(2)
   3.16    --   Operating Agreement of Eagle-Picher Technologies, LLC(2)
   3.16a   --   Amended and Restated Limited Liability Company Agreement of
                Eagle-Picher Technologies, LLC(3)
   3.17    --   Articles of Incorporation of Hillsdale Tool & Manufacturing
                Co.(2)
   3.18    --   Bylaws of Hillsdale Tool & Manufacturing Co.(2)
   3.19    --   Articles of Incorporation of Michigan Automotive Research
                Corporation(2)
   3.20    --   Bylaws of Michigan Automotive Research Corporation(2)
   4.1     --   Indenture, dated as of February 24, 1998, between the
                Subsidiary, the Company as a Guarantor, the subsidiary
                guarantors (Daisy Parts, Inc. Eagle-Picher Development
                Company, Inc., Eagle-Picher Far East, Inc., Eagle-Picher
                Fluid Systems, Inc., Eagle-Picher Minerals, Inc.,
                Eagle-Picher Technologies, LLC, Hillsdale Tool &
                Manufacturing Co., Michigan Automotive Research Corporation
                (together, the "Subsidiary Guarantors' or the "Domestic
                Subsidiaries"), and The Bank of New York as Trustee (the
                "Trustee")(1)
   4.2     --   Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939(1)
   4.3     --   First Supplemental Indenture dated as of February 24, 1998, between the Subsidiary and the Trustee(1)
   4.4     --   Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1)(1)

   4.5     --   Certified Copy of the Certificate of Designations,
                Preferences and Rights of 11 3/4% Series A Cumulative
                Redeemable Exchangeable Preferred Stock and 11 3/4% Series B
                Cumulative Redeemable Exchangeable Preferred Stock of the
                Company(1)
   4.6     --   Form of Certificate and Global Share of 11 3/4% Series A
                Cumulative Redeemable Exchangeable Preferred Stock and
                11 3/4% Series B Cumulative Redeemable Exchangeable
                Preferred Stock (attached as Exhibit A to the Certificate of
                Designations filed as Exhibit 4.5)(1)
   4.7     --   Form of Exchange Debentures Indenture relating to 11 3/4%
                Exchange Debentures due 2008 of the Company(1)
   4.8     --   Cross Reference Table showing the location in the Exchange
                Debentures Indenture of the provisions of Sections 310
                through 318(a), inclusive, of the Trust Indenture Act of
                1939(1)
   4.9     --   Form of 11 3/4% Exchange Debenture due 2008 (attached as
                Exhibit A to the Exchange Debentures Indenture filed as
                Exhibit 4.7)(1)
   9.1     --   Voting Trust Agreement dated November 16, 1998 with owners of Class A (Voting) Common Stock of the Company(4)
  10.1     --   Merger Agreement, dated as of December 23, 1997, among the
                Subsidiary, the Eagle-Picher Industries,Inc. Personal Injury
                Settlement Trust, the Company and E-P Acquisition, Inc.(1)
  10.2     --   Amendment No. 1 to the Merger Agreement, dated as of
                February 23, 1998, among the Subsidiary, the Eagle-Picher
                Industries, Inc. Personal Injury Settlement Trust, the
                Company and E-P Acquisition, Inc.(1)
  10.3     --   Supplemental Executive Retirement Plan of the Subsidiary(2)
  10.4     --   Notes Purchase Agreement, dated February 19, 1998, among E-P
                Acquisition, Inc., the Subsidiary, The Company, SBC Warburg
                Dillon Read and ABN AMRO Incorporated(1)
  10.5     --   Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between the Subsidiary and the
                Subsidiary Guarantors(1)
  10.6     --   Registration Rights Agreement, dated as of February 24,
                1998, between E-P Acquisition, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated(1)
  10.7     --   Assumption Agreement for the Registration Rights Agreement,
                dated as of February 24, 1998, of the Subsidiary(1)
  10.8     --   Credit Agreement, dated as of February 19, 1998, among E-P
                Acquisition, Inc. (merged with and into the Subsidiary),
                Various Lenders from time to time party thereto, ABN AMRO
                Bank N.V., as Agent (the "Agent"), PNC Bank, National
                Association, as Documentation Agent and DLJ Capital Funding,
                Inc., as Syndication Agent(1)
  10.9     --   Assumption Agreement dated as of February 24, 1998, between the Subsidiary and the Agent(1)
  10.10    --   Security Agreement, dated as of February 24, 1998, among the
                Subsidiary, the Agent and the Domestic Subsidiaries(1)
  10.11    --   Holdings Pledge Agreement, dated as of February 24, 1998,
                between the Company and the Agent(1)
  10.12    --   Borrower and Subsidiary Pledge Agreement, dated as of
                February 24, 1998, among the Subsidiary, Eagle-Picher
                Development Company, Eagle-Picher Minerals Inc. and the
                Agent(1)
  10.13    --   Holdings Guaranty Agreement, dated as of February 24, 1998, by the Company, accepted and agreed by the Agent(1)
  10.14    --   Subsidiary Guaranty Agreement, dated as of February 24,
                1998, by the Domestic Subsidiaries, accepted and agreed by the Agent(1)
  10.15    --   Trademark Collateral Agreement, dated February 24, 1998,
                between the Subsidiary and the Agent(1)

  10.16    --   Patent Collateral Agreement, dated February 24, 1998,
                between the Subsidiary and the Agent(1)
  10.17    --   Copyright Collateral Agreement, dated February 24, 1998,
                between the Subsidiary and the Agent(1)
  10.18    --   Subordination Agreement, dated as of February 24, 1998,
                among E-P Acquisition, Inc., the Subsidiary and the Domestic
                Subsidiaries(2)
  10.19    --   Management Agreement dated as of February 24, 1998, between the Subsidiary and Granaria Holdings B.V.(1)
  10.20    --   Eagle-Picher Management Trust made February 17, 1998, among
                Granaria Industries B.V. and Thomas E. Petry, Andries
                Ruijssenaars and Joel Wyler as trustees (the "E-P Management
                Trust")(2)
  10.21    --   Incentive Stock Plan of the Subsidiary, effective as of
                February 25, 1998(2)
  10.22    --   Employment Agreements dated November 29, 1996, between the
                Subsidiary and each Named Executive Officer as defined in
                the Subsidiary's Form S-4 filed in 1998, as amended (Messrs.
                Petry, Ruijssenaars, Hall, Wickens, Curless and Ralston)(2)
  10.23    --   Amendments dated August 5, 1997, to Employment Agreements
                between the Subsidiary and each Named Executive Officer as defined in the Subsidiary's Form S-4(2)
  10.24    --   Sales Incentive Program of the Subsidiary(2)
  10.25    --   Letter Agreements dated August 5, 1997, between the
                Subsidiary and each Named Executive Officer as defined in
                the Subsidiary's Form S-4 regarding Short Term Sale
                Program(2)
  10.26    --   Letter Agreement dated September 12, 1997, between the
                Subsidiary and Carroll D. Curless regarding Sale Incentive
                Bonus(2)
  10.27    --   Letter Agreements dated February 18, 1998, between the
                Subsidiary and each Named Executive Officer as defined in
                the Subsidiary's Form S-4 regarding Short Term Sale
                Program(2)
  10.28    --   Side Letter, dated February 23, 1998, regarding Amendments to the Short Term Sale Program(2)
  10.29    --   Preferred Stock Purchase Agreement, dated February 19, 1998, between the Company and the initial purchasers(1)
  10.30    --   Preferred Stock Registration Rights Agreement, dated as of
                February 24, 1998, between the Company and the initial
                purchasers(1)
  10.31    --   Transfer Agency Agreement, dated, dated as of February 24,
                1998, between the Company and The Bank of New York, as
                Transfer Agent(2)
  10.32    --   The Company Incentive Stock Plan for Outside Directors
                effective January 1, 1999(4)
  10.33    --   Amended and Restated Incentive Stock Plan of the
                Subsidiary(4)
  10.34    --   Second Amended and Restated Incentive Stock Plan of the
                Subsidiary(4)
  10.35    --   Shareholders Agreement dated October 15, 1998, among
                Granaria Holdings B.V., Granaria Industries B.V., the
                Company and the Subsidiary(4)
  10.36    --   Voting Trust Agreement dated as of November 16, 1998, by and among certain shareholders of the Company and Granaria
                Holdings B.V.(5)
  10.37    --   Stock Purchase Agreement dated April 8, 1999, between
                Hillsdale Tool & Manufacturing Co., Charterhouse Automotive
                Group Inc. and the Shareholders of Charterhouse Automotive
                Group, Inc.(6)
  10.38    --   Shareholders Agreement dated April 12, 1999, among Granaria
                Holdings B.V., the Company, the Subsidiary, and certain
                shareholders of the Company(5)
  10.39    --   Voting Trust Agreement dated April 13, 1999, between certain shareholders of the Company and Granaria Holdings B.V. as
                voting trustee(5)

  10.40    --   Amendment to Credit Agreement and Consent, dated as of May
                18, 1999, among the Subsidiary, the lenders party thereto,
                ABN AMRO Bank N.V., as Agent, PNC Bank, National
                Association, as Documentation Agent, and NBD Bank, N.A., as
                Syndication Agent(5)
  10.41    --   Receivables Loan Agreement dated as of May 18, 1999, among
                Eagle-Picher Acceptance Corporation, the Subsidiary, ABN
                AMRO Bank N.V., the Lender Agents, the Related Bank Lenders,
                Amsterdam Funding Corporation and the Other Conduit
                Lenders(5)
  10.42    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between the Subsidiary and Eagle-Picher Acceptance
                Corporation(5)
  10.43    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Carpenter Enterprises Limited and Eagle-Picher
                Acceptance Corporation(5)
  10.44    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Daisy Parts, Inc. and Eagle-Picher Acceptance
                Corporation(5)
  10.45    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Eagle-Picher Development Company and Eagle-Picher
                Acceptance Corporation(5)
  10.46    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Eagle-Picher Fluid Systems, Inc. and Eagle-Picher
                Acceptance Corporation(5)
  10.47    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Eagle-Picher Minerals, Inc. and Eagle-Picher
                Acceptance Corporation(5)
  10.48    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Eagle-Picher Technologies, LLC and Eagle-Picher
                Acceptance Corporation(5)
  10.49    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Hillsdale Tool & Manufacturing Co. and Eagle-Picher
                Acceptance Corporation(5)
  10.50    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Michigan Automotive Research Corporation and
                Eagle-Picher Acceptance Corporation(5)
  10.51    --   Share Appreciation Plan of the Subsidiary(7)
  12.1     --   Ratios of Earnings to Fixed Charges and Preferred Stock
                Dividends
  21.1     --   Subsidiaries of the Subsidiary
  23.1     --   Consent of Deloitte & Touche LLP
  24(a),(b) --  Powers of Attorney
  27.1     --   Financial Data Schedule (submitted electronically to the SEC for its information)

---------------

(1) Incorporated by reference to the Company's Form S-4 Registration Statement No. 333-49957-01 filed on April 11, 1998.

(2) Incorporated by reference to the Subsidiary's Amendment No. 1 to Form S-4 Registration Statement No. 333-49957 filed on May 20, 1998.

(3) Incorporated by reference to the Subsidiary's Amendment No. 2 to Form S-4 Registration Statement No. 333-49957 filed on June 5, 1998.

(4) Incorporated by reference to the Company's Form 10-K filed on March 1, 1999.

(5) Incorporated by reference to the Company's Form 10-Q filed on June 30, 1999.

(6) Incorporated by reference to the Company's Form 8-K filed on April 21, 1999.

(7) Incorporated by reference to the Subsidiary's Form 10-Q filed on June 29, 1998.
---------------

(b)1. Reports on Form 8-K
     -- None filed in the Company's fourth quarter for the period covered by the report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EAGLE-PICHER HOLDINGS, INC.

                                          By      /s/ ANDRIES RUIJSSENAARS
                                            ------------------------------------
                                                    Andries Ruijssenaars
                                               President and Chief Executive
                                                           Officer

Dated: February 28, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                /s/ ANDRIES RUIJSSENAARS                    Date: February 28, 2000
--------------------------------------------------------
            Andries Ruijssenaars, President,
          Chief Executive Officer and Director

                 /s/ PHILIP F. SCHULTZ                      Date: February 28, 2000
--------------------------------------------------------
        Philip F. Schultz, Senior Vice President
              and Chief Financial Officer

                 /s/ CARROLL D. CURLESS                     Date: February 28, 2000
--------------------------------------------------------
   Carroll D. Curless, Vice President and Controller
             (Principal Accounting Officer)

                   /s/ JOEL P. WYLER*                       Date: February 28, 2000
--------------------------------------------------------
              Joel P. Wyler, Director and
                 Chairman of the Board

                  /s/ DANIEL C. WYLER*                      Date: February 28, 2000
--------------------------------------------------------
               Daniel C. Wyler, Director

                 *By /s/ DAVID G. KRALL
  ----------------------------------------------------
                     David G. Krall
                    Attorney-in-fact

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EAGLE-PICHER INDUSTRIES, INC.

                                          By      /s/ ANDRIES RUIJSSENAARS
                                            ------------------------------------
                                                    Andries Ruijssenaars
                                               President and Chief Executive
                                                           Officer

Dated: February 28, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER INDUSTRIES, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                /s/ ANDRIES RUIJSSENAARS                    Date: February 28, 2000
--------------------------------------------------------
            Andries Ruijssenaars, President,
          Chief Executive Officer and Director

                 /s/ PHILIP F. SCHULTZ                      Date: February 28, 2000
--------------------------------------------------------
        Philip F. Schultz, Senior Vice President
              and Chief Financial Officer

                 /s/ CARROLL D. CURLESS                     Date: February 28, 2000
--------------------------------------------------------
   Carroll D. Curless, Vice President and Controller
             (Principal Accounting Officer)

                   /s/ JOEL P. WYLER*                       Date: February 28, 2000
--------------------------------------------------------
              Joel P. Wyler, Director and
                 Chairman of the Board

                  /s/ DANIEL C. WYLER*                      Date: February 28, 2000
--------------------------------------------------------
               Daniel C. Wyler, Director

                 *By /s/ DAVID G. KRALL
  ----------------------------------------------------
                     David G. Krall
                    Attorney-in-fact

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          DAISY PARTS, INC.

                                          By       /s/ WILLIAM D. OETERS
                                            ------------------------------------
                                                     William D. Oeters
                                                         President
                                               (Principal Executive Officer)

Dated: February 24, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, DAISY PARTS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                /s/ WILLIAM D. OETERS                    Date: February 24, 2000
-----------------------------------------------------
            William D. Oeters, President
            (Principal Executive Officer)

                 /s/ GARY M. FREYTAG                     Date: February 28, 2000
-----------------------------------------------------
           Gary M. Freytag, Vice President
                    and Treasurer
            (Principal Financial Officer)

                 /s/ DAVID P. KELLEY                     Date: February 24, 2000
-----------------------------------------------------
             David P. Kelley, Controller
           (Principal Accounting Officer)

                 /s/ DAVID N. EVANS                      Date: February 28, 2000
-----------------------------------------------------
              David N. Evans, Director

                 /s/ DAVID G. KRALL                      Date: February 28, 2000
-----------------------------------------------------
              David G. Krall, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EAGLE-PICHER DEVELOPMENT CO., INC.

                                          By      /s/ ANDRIES RUIJSSENAARS
                                            ------------------------------------
                                                    Andries Ruijssenaars
                                                         President
                                               (Principal Executive Officer)

Dated: February 28, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER DEVELOPMENT CO., INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              /s/ ANDRIES RUIJSSENAARS                   Date: February 28, 2000
-----------------------------------------------------
           Andries Ruijssenaars, Director
                    and President
            (Principal Executive Officer)

                 /s/ GARY M. FREYTAG                     Date: February 28, 2000
-----------------------------------------------------
           Gary M. Freytag, Vice President
                    and Treasurer
          (Principal Financial Officer and
            Principal Accounting Officer)

                 /s/ DAVID G. KRALL                      Date: February 28, 2000
-----------------------------------------------------
              David G. Krall, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EAGLE-PICHER FAR EAST, INC.

                                          By        /s/ SADAO TAKAHASHI
                                            ------------------------------------
                                                      Sadao Takahashi
                                                         President
                                               (Principal Executive Officer)

Dated: February 25, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER FAR EAST, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                 /s/ SADAO TAKAHASHI                     Date: February 25, 2000
-----------------------------------------------------
             Sadao Takahashi, President
            (Principal Executive Officer)

                 /s/ GARY M. FREYTAG                     Date: February 28, 2000
-----------------------------------------------------
           Gary M. Freytag, Vice President
                    and Treasurer
          (Principal Financial Officer and
            Principal Accounting Officer)

                 /s/ DAVID N. EVANS                      Date: February 28, 2000
-----------------------------------------------------
              David N. Evans, Director

                 /s/ DAVID G. KRALL                      Date: February 28, 1999
-----------------------------------------------------
              David G. Krall, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EAGLE-PICHER FLUID SYSTEMS, INC.

                                          By         /s/ SCOTT F. MALY
                                            ------------------------------------
                                                       Scott F. Maly
                                                         President
                                               (Principal Executive Officer)

Dated: February 25, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER FLUID SYSTEMS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   /s/ SCOTT F. MALY                        Date: February 25, 2000
--------------------------------------------------------
                Scott F. Maly, President
             (Principal Executive Officer)

                  /s/ GARY M. FREYTAG                       Date: February 28, 2000
--------------------------------------------------------
               Gary M. Freytag, Treasurer
             (Principal Financial Officer)

                   /s/ DANIEL T. HOAG                       Date: February 25, 2000
--------------------------------------------------------
               Daniel T. Hoag, Controller
             (Principal Accounting Officer)

                   /s/ DAVID G. KRALL                       Date: February 28, 2000
--------------------------------------------------------
                David G. Krall, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EAGLE-PICHER MINERALS, INC.

                                          By     /s/ RICHARD B. TENENHOLTZ
                                            ------------------------------------
                                                   Richard B. Tenenholtz
                                                         President
                                               (Principal Executive Officer)

Dated: February 25, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER MINERALS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


               /s/ RICHARD B. TENENHOLTZ                    Date: February 25, 2000
--------------------------------------------------------
            Richard B. Tenenholtz, President
             (Principal Executive Officer)

                  /s/ GARY M. FREYTAG                       Date: February 28, 2000
--------------------------------------------------------
            Gary M. Freytag, Vice President
                     and Treasurer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ DAVID N. EVANS                       Date: February 28, 2000
--------------------------------------------------------
                David N. Evans, Director

                   /s/ DAVID G. KRALL                       Date: February 28, 2000
--------------------------------------------------------
                David G. Krall, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EAGLE-PICHER TECHNOLOGIES, LLC

                                          By        /s/ WILLIAM E. LONG
                                            ------------------------------------
                                                      William E. Long
                                                         President
                                               (Principal Executive Officer)

Dated: February 25, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER TECHNOLOGIES, LLC, AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                  /s/ WILLIAM E. LONG                       Date: February 25, 2000
--------------------------------------------------------
               William E. Long, President
                      and Director
             (Principal Executive Officer)

                   /s/ R. DOUG WRIGHT                       Date: February 25, 2000
--------------------------------------------------------
            R. Doug Wright, Vice President,
         Chief Financial Officer and Treasurer
              (Principal Financial Officer
           and Principal Accounting Officer)

                   /s/ JOEL P. WYLER*                       Date: February 28, 2000
--------------------------------------------------------
                Joel P. Wyler, Director

                /s/ ANDRIES RUIJSSENAARS                    Date: February 28, 2000
--------------------------------------------------------
             Andries Ruijssenaars, Director

                 *By /s/ DAVID G. KRALL
  ----------------------------------------------------
                     David G. Krall
                    Attorney-in-fact

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          HILLSDALE TOOL & MANUFACTURING CO.

                                          By       /s/ WILLIAM D. OETERS
                                            ------------------------------------
                                                     William D. Oeters
                                                         President
                                               (Principal Executive Officer)

Dated: February 24, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, HILLSDALE TOOL & MANUFACTURING CO., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                 /s/ WILLIAM D. OETERS                      Date: February 24, 2000
--------------------------------------------------------
              William D. Oeters, President
             (Principal Executive Officer)

                  /s/ GARY M. FREYTAG                       Date: February 28, 2000
--------------------------------------------------------
            Gary M. Freytag, Vice President
                     and Treasurer
             (Principal Financial Officer)

                  /s/ DAVID P. KELLEY                       Date: February 24, 2000
--------------------------------------------------------
              David P. Kelley, Controller
             (Principal Accounting Officer)

                   /s/ DAVID N. EVANS                       Date: February 28, 2000
--------------------------------------------------------
                David N. Evans, Director

                   /s/ DAVID G. KRALL                       Date: February 28, 2000
--------------------------------------------------------
                David G. Krall, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MICHIGAN AUTOMOTIVE RESEARCH
                                          CORPORATION

                                          By      /s/ MICHAEL E. ASLANIAN
                                            ------------------------------------
                                                    Michael E. Aslanian
                                                         President
                                               (Principal Executive Officer)

Dated: February 25, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, MICHIGAN AUTOMOTIVE RESEARCH CORPORATION, AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                /s/ MICHAEL E. ASLANIAN                     Date: February 28, 2000
--------------------------------------------------------
             Michael E. Aslanian, President
                      and Director
             (Principal Executive Officer)

                  /s/ GARY M. FREYTAG                       Date: February 28, 2000
--------------------------------------------------------
               Gary M. Freytag, Treasurer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ DAVID G. KRALL                       Date: February 28, 2000
--------------------------------------------------------
                David G. Krall, Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
   2.1     --   Third Amended Plan of Reorganization of Eagle-Picher
                Industries, Inc. (the "Subsidiary")*
   2.2     --   Exhibits to Third Amended Plan of Reorganization of the
                Subsidiary*
   3.1     --   Articles of Incorporation of the Subsidiary, as amended*
   3.2     --   Regulations of the Subsidiary*
   3.3     --   Amended and Restated Certificate of Incorporation of
                Eagle-Picher Holdings, Inc. (the "Company")*
   3.4     --   Bylaws of the Company*
   3.5     --   Articles of Incorporation of Daisy Parts, Inc.*
   3.6     --   Bylaws of Daisy Parts, Inc.*
   3.7     --   Certificate of Incorporation of Eagle-Picher Development
                Company, Inc.*
   3.8     --   Bylaws of Eagle-Picher Development Company, Inc.*
   3.9     --   Certificate of Incorporation of Eagle-Picher Far East, Inc.*
   3.10    --   Bylaws of Eagle-Picher Far East, Inc.*
   3.11    --   Articles of Incorporation of Eagle-Picher Fluid Systems,
                Inc.*
   3.12    --   Bylaws of Eagle-Picher Fluid Systems, Inc.*
   3.13    --   Articles of Incorporation of Eagle-Picher Minerals, Inc.*
   3.14    --   Bylaws of Eagle-Picher Minerals, Inc.*
   3.15    --   Certificate of Formation of Eagle-Picher Technologies, LLC*
   3.16    --   Operating Agreement of Eagle-Picher Technologies, LLC*
   3.16a   --   Amended and Restated Limited Liability Company Agreement of
                Eagle-Picher Technologies, LLC*
   3.17    --   Articles of Incorporation of Hillsdale Tool & Manufacturing
                Co.*
   3.18    --   Bylaws of Hillsdale Tool & Manufacturing Co.*
   3.19    --   Articles of Incorporation of Michigan Automotive Research
                Corporation*
   3.20    --   Bylaws of Michigan Automotive Research Corporation*
   4.1     --   Indenture, dated as of February 24, 1998, between E-P
                Acquisition, Inc., the Company as a Guarantor, the
                subsidiary guarantors (Daisy Parts, Inc., Eagle-Picher
                Development Company, Inc., Eagle-Picher Far East, Inc.,
                Eagle-Picher Fluid Systems, Inc., Eagle-Picher Minerals,
                Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool &
                Manufacturing Co., Michigan Automotive Research Corporation
                (together, the "Subsidiary Guarantors" or the "Domestic
                Subsidiaries"), and The Bank of New York as Trustee (the
                "Trustee")*
   4.2     --   Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939*
   4.3     --   First Supplemental Indenture dated as of February 24, 1998, between the Subsidiary and the Trustee*
   4.4     --   Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1)*
   4.5     --   Certified Copy of the certificate of Designations,
                Preferences and Rights of 11 3/4% Series A Cumulative
                Redeemable Exchangeable Preferred Stock and 11 3/4% Series B
                Cumulative Redeemable Exchangeable Preferred Stock of the
                Company*
   4.6     --   Form of Certificate and Global Share of 11 3/4% Series A
                Cumulative Redeemable Exchangeable Preferred Stock and
                11 3/4% Series B Cumulative Redeemable Exchangeable
                Preferred Stock (attached as Exhibit A to the Certificate of
                Designations filed as Exhibit 4.5)*
   4.7     --   Form of Exchange Debentures Indenture relating to 11 3/4%
                Exchange Debentures due 2008 of Registrant*

EXHIBIT
NUMBER
-------
   4.8     --   Cross Reference Table showing the location in the Exchange
                Debentures Indenture of the provisions of Sections 310
                through 318(a), inclusive, of the Trust Indenture Act of
                1939*
   4.9     --   Form of 11 3/4% Exchange Debenture due 2008 (attached as
                Exhibit A to the Exchange Debentures Indenture filed as
                Exhibit 4.7)*
   9.1     --   Voting Trust Agreement dated November 16, 1998, with owners of Class A (Voting) Common Stock of the Company*
  10.1     --   Merger Agreement, dated as of December 23, 1997, among the
                Subsidiary, the Eagle-Picher Industries,Inc. Personal Injury
                Settlement Trust, the Company and E-P Acquisition, Inc.*
  10.2     --   Amendment No. 1 to the Merger Agreement, dated as of
                February 23, 1998, among the Subsidiary, the Eagle-Picher
                Industries, Inc. Personal Injury Settlement Trust, the
                Company and E-P Acquisition, Inc.*
  10.3     --   Supplemental Executive Retirement Plan of the Subsidiary*
  10.4     --   Notes Purchase Agreement, dated February 19, 1998, among E-P
                Acquisition, Inc., the Subsidiary, the Company, SBC Warburg
                Dillon Read and ABN AMRO Incorporated*
  10.5     --   Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between the Subsidiary and the
                Subsidiary Guarantors*
  10.6     --   Registration Rights Agreement, dated as of February 24,
                1998, between E-P Acquisition, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated*
  10.7     --   Assumption Agreement for the Registration Rights Agreement,
                dated as of February 24, 1998, of the Subsidiary*
  10.8     --   Credit Agreement, dated as of February 19, 1998, among E-P
                Acquisition, Inc. (merged with and into the Subsidiary),
                Various Lenders from time to time party thereto, ABN AMRO
                Bank N.V., as Agent (the "Agent"), PNC Bank, National
                Association, as Documentation Agent and DLJ Capital Funding,
                Inc., as Syndication Agent*
  10.9     --   Assumption Agreement dated as of February 24, 1998, between the Subsidiary and the Agent*
  10.10    --   Security Agreement, dated as of February 24, 1998, among the
                Subsidiary, the Agent and the Domestic Subsidiaries*
  10.11    --   Holdings Pledge Agreement, dated as of February 24, 1998,
                between the Company and the Agent*
  10.12    --   Borrower and Subsidiary Pledge Agreement, dated as of
                February 24, 1998, among the Subsidiary, Eagle-Picher
                Development Company, Eagle-Picher Minerals, Inc. and the
                Agent*
  10.13    --   Holdings Guaranty Agreement, dated as of February 24, 1998, by the Company, accepted and agreed by the Agent*
  10.14    --   Subsidiary Guaranty Agreement, dated as of February 24,
                1998, by the Domestic Subsidiaries, accepted and agreed by the Agent*
  10.15    --   Trademark Collateral Agreement, dated February 24, 1998,
                between the Subsidiary and the Agent*
  10.16    --   Patent Collateral Agreement, dated February 24, 1998,
                between the Subsidiary and the Agent*
  10.17    --   Copyright Collateral Agreement, dated February 24, 1998,
                between the Subsidiary and the Agent*
  10.18    --   Subordination Agreement, dated as of February 24, 1998,
                among E-P Acquisition, Inc., the Subsidiary and the Domestic
                Subsidiaries*
  10.19    --   Management Agreement dated as of February 24, 1998, between the Subsidiary and Granaria Holdings B.V.*
  10.20    --   Eagle-Picher Management Trust made February 17, 1998, among
                Granaria Industries B.V. and Thomas E. Petry, Andries
                Ruijssenaars and Joel Wyler as trustees (the "E-P Management
                Trust")*

EXHIBIT
NUMBER
-------
  10.21    --   Incentive Stock Plan of the Subsidiary, effective as of
                February 25, 1998*
  10.22    --   Employment Agreements dated November 29, 1996, between the
                Subsidiary and each Named Executive Officer as defined in
                the Subsidiary's Form S-4 filed in 1998, as amended (Messrs.
                Petry, Ruijssenaars, Hall, Wickens, Curless and Ralston)*
  10.23    --   Amendments dated August 5, 1997 to Employment Agreements
                between the Subsidiary and each Named Executive Officer as defined in the Subsidiary's Form S-4*
  10.24    --   Sales Incentive Program of the Subsidiary*
  10.25    --   Letter Agreements dated August 5, 1997, between the
                Subsidiary and each Named Executive Officer as defined in
                the Subsidiary's Form S-4 regarding Short Term Sale Program*
  10.26    --   Letter Agreement dated September 12, 1997, between the
                Subsidiary and Carroll D. Curless regarding Sale Incentive
                Bonus*
  10.27    --   Letter Agreements dated February 18, 1998, between the
                Subsidiary and each Named Executive Officer as defined in
                the Subsidiary's Form S-4 regarding Short Term Sale Program*
  10.28    --   Side Letter, dated February 23, 1998, regarding Amendments to the Short Term Sale Program*
  10.29    --   Preferred Stock Purchase Agreement, dated February 19, 1998, between the Company and the initial purchasers*
  10.30    --   Preferred Stock Registration Rights Agreement, dated as of
                February 24, 1998, between the Company and the initial
                purchasers*
  10.31    --   Transfer Agency Agreement, dated, dated as of February 24,
                1998, between the Company and The Bank of New York, as
                Transfer Agent*
  10.32    --   The Company Incentive Stock Plan for Outside Directors
                effective January 1, 1999*
  10.33    --   Amended and Restated Incentive Stock Plan of the Subsidiary*
  10.34    --   Second Amended and Restated Incentive Stock Plan of the
                Subsidiary*
  10.35    --   Shareholders Agreement dated October 15, 1998, among
                Granaria Holdings B.V., Granaria Industries B.V., the
                Company, the Subsidiary*
  10.36    --   Voting Trust Agreement dated as of November 16, 1998, by and among certain shareholders of the Company and Granaria
                Holdings B.V.*
  10.37    --   Stock Purchase Agreement dated April 8, 1999, between
                Hillsdale Tool & Manufacturing Co., Charterhouse Automotive
                Group Inc. and the Shareholders of Charterhouse Automotive
                Group, Inc.*
  10.38    --   Shareholders Agreement dated April 12, 1999, among Granaria
                Holdings B.V., the Company, the Subsidiary, and certain
                shareholders of the Company*
  10.39    --   Voting Trust Agreement dated April 13, 1999, between certain shareholders of the Company and Granaria Holdings B.V. as
                voting trustee*
  10.40    --   Amendment to Credit Agreement and Consent, dated as of May
                18, 1999, among the Subsidiary, the lenders party thereto,
                ABN AMRO Bank N.V., as Agent, PNC Bank, National
                Association, as Documentation Agent, and NBD Bank, N.A., as
                Syndication Agent*
  10.41    --   Receivables Loan Agreement dated as of May 18, 1999, among
                Eagle-Picher Acceptance Corporation, the Subsidiary, ABN
                AMRO Bank N.V., the Lender Agents, the Related Bank Lenders,
                Amsterdam Funding Corporation and the Other Conduit Lenders*
  10.42    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between the Subsidiary and Eagle-Picher Acceptance
                Corporation*
  10.43    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Carpenter Enterprises Limited and Eagle-Picher
                Acceptance Corporation*
  10.44    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Daisy Parts, Inc. and Eagle-Picher Acceptance
                Corporation*

EXHIBIT
NUMBER
-------
  10.45    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Eagle-Picher Development Company and Eagle-Picher
                Acceptance Corporation*
  10.46    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Eagle-Picher Fluid Systems, Inc. and Eagle-Picher
                Acceptance Corporation*
  10.47    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Eagle-Picher Minerals, Inc. and Eagle-Picher
                Acceptance Corporation*
  10.48    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Eagle-Picher Technologies, LLC and Eagle-Picher
                Acceptance Corporation*
  10.49    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Hillsdale Tool & Manufacturing Co. and Eagle-Picher
                Acceptance Corporation*
  10.50    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Michigan Automotive Research Corporation and
                Eagle-Picher Acceptance Corporation*
  10.51    --   Share Appreciation Plan of the Subsidiary*
  12.1     --   Ratio of Earnings to Fixed Charges and Preferred Stock
                Dividends
  21.1     --   Subsidiaries of the Subsidiary
  23.1     --   Consent of Deloitte & Touche LLP
  24(a),(b) --  Powers of Attorney
  27.1     --   Financial Data Schedule (submitted electronically to the SEC for its information)

---------------

* Incorporated by reference. See Item 14 above.