Form 10-Q
period 2000-02-29
EAGLE PICHER HOLDINGS INC; EAGLE PICHER INDUSTRIES INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER MINERALS INC; HILLSDALE TOOL & MANUFACTURING CO; MICHIGAN AUTOMOTIVE RESEARCH CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 2000-04-12
CIK 1059364, 30927, 1059567, 1059568, 1059570, 1059572, 1059573, 1059575, 1059576

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended February 29, 2000      Commission file number 333-49957-01
                                                                   -------------

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

625,001 shares of Class A common capital stock, $.01 par value each, were outstanding at April 11, 2000.

374,999 shares of Class B common capital stock, $.01 par value each, were outstanding at April 11, 2000.

                         TABLE OF ADDITIONAL REGISTRANTS

                                       Jurisdiction of                               IRS Employer
                                       Incorporation or    Commission File          Identification
       Name                              Organization          Number                   Number
       ----                              ------------          ------                   ------
Eagle-Picher Industries, Inc.             Ohio              333-49957                 31-0268670
Daisy Parts, Inc.                         Michigan          333-49957-02              38-1406772
Eagle-Picher Development Co., Inc.        Delaware          333-49957-03              31-1215706
Eagle-Picher Far East, Inc.               Delaware          333-49957-04              31-1235685
Eagle-Picher Minerals, Inc.               Nevada            333-49957-06              31-1188662
Eagle-Picher Technologies, LLC            Delaware          333-49957-09              31-1587660
Hillsdale Tool & Manufacturing Co.        Michigan          333-49957-07              38-0946293
EPMR Corporation (f/k/a Michigan
  Automotive Research Corp.)              Michigan          333-49957-08              38-2185909

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements............................................      4

     Condensed Consolidated Statements of Income (Loss)(Unaudited).......      4
     Condensed Consolidated Balance Sheets (Unaudited)...................      5
     Condensed Consolidated Statements of Cash Flows (Unaudited).........      7
     Notes to Condensed Consolidated Financial Statements (Unaudited)....      9

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.................................     18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......     26


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................     27

Signatures...............................................................     28

Exhibit Index............................................................     37

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           EAGLE-PICHER HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)(UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                            Three Months Ended
                                                              February 29(28)
                                                          2000              1999
                                                          ----              ----
Net Sales                                               $221,843          $194,443
                                                         -------          --------

Operating Costs and Expenses:
Cost of products sold (exclusive
  of depreciation)                                       177,568           151,746
Selling and administrative                                19,214            18,264
Depreciation                                              12,312            10,112
Amortization of intangibles                                4,137             4,020
Proceeds from insurance settlement                       (16,000)               --
Gain on sales of divisions                                (9,976)               --
Gain on sales of assets                                     (162)              (34)
                                                         -------          --------
                                                         187,093           184,108
                                                         -------          --------

Operating Income                                          34,750            10,335

Interest expense                                         (13,022)          (11,342)
Other income(expense)                                       (131)              169
                                                         -------          --------

Income (Loss) Before Taxes                                21,597              (838)

Income Taxes                                              11,000               300
                                                         -------          --------

Net Income (Loss)                                        $10,597          $ (1,138)
                                                         =======          ========

Income (Loss) Applicable to
  Common Shareholders                                    $ 7,637          $ (3,632)
                                                         =======          ========

Income (Loss) per Common Share                           $  7.64          $  (3.63)
                                                         =======          ========

Comprehensive Income Loss                                $ 9,579          $ (2,109)
                                                         =======          ========


See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                         February 29  November 30
ASSETS                                                       2000        1999
                                                             ----        ----
CURRENT ASSETS
  Cash and cash equivalents                               $ 11,528    $ 10,071
  Receivables, less allowances                             120,920     122,499
  Inventories:
    Raw materials and supplies                              48,355      46,448
    Work in process                                         29,122      27,669
    Finished goods                                          17,341      16,382
                                                          --------    --------
                                                            94,818      90,499
  Net assets of operations to be sold                       28,206      64,201
  Prepaid expenses                                           9,795       7,063
  Deferred income taxes                                     14,565      16,665
                                                          --------    --------

        Total current assets                               279,832     310,998
                                                          --------    --------

PROPERTY, PLANT AND EQUIPMENT                              323,021     319,778
  Less accumulated depreciation                             76,513      67,318
                                                          --------    --------
        Net property, plant and equipment                  246,508     252,460
                                                          --------    --------


EXCESS OF ACQUIRED NET ASSETS OVER COST, net of
 accumulated amortization of $30,153 and
 $26,212, respectively                                     207,961     205,565
                                                          --------    --------


OTHER ASSETS                                                70,935      72,977
                                                          --------    --------

        Total Assets                                      $805,236    $842,000
                                                          ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $ 50,911    $ 50,588
  Long-term debt - current portion                          74,009      86,318
  Income taxes                                              10,817       2,291
  Other current liabilities                                 71,073      63,869
                                                          --------    --------
        Total current liabilities                          206,810     203,066

LONG-TERM DEBT - less current portion                      408,683     457,761

DEFERRED INCOME TAXES                                       10,086      10,086

OTHER LONG-TERM LIABILITIES                                 22,811      23,820
                                                          --------    --------

        Total Liabilities                                  648,390     694,733
                                                          --------    --------

11-3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE
 PREFERRED STOCK; authorized 50,000 shares;
 issued and outstanding 14,191 shares                      100,916      97,956
                                                          --------    --------

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                      February 29   November 30
                                                         2000          1999
                                                         ----          ----
SHAREHOLDERS' EQUITY
  Class A Common stock, authorized 625,001 shares,
    $.01 par value each; issued and outstanding
    625,001 shares                                           6             6

  Class B Common stock, authorized 374,999 shares,
    $.01 par value each; issued and outstanding
    374,999 shares                                           4             4

  Additional paid-in capital                            99,991        99,991
  Deficit                                              (42,265)      (49,902)
  Other comprehensive income                            (1,806)         (788)
                                                      --------      --------

        Total Shareholders' Equity                      55,930        49,311
                                                      --------      --------

        Total Liabilities and Shareholders' Equity    $805,236      $842,000
                                                      ========      ========


See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                 Three Months Ended
                                                                                   February 29(28)
                                                                              2000                1999
                                                                              ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $10,597             $(1,138)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
         Depreciation and amortization                                       17,257              14,826
         Gain on sales of divisions                                          (9,976)                 --
         Changes in assets and liabilities,
          net of effect of acquisitions and
          divestitures:
            Receivables                                                       4,634               2,691
            Inventories                                                      (3,100)             (5,494)
            Accounts payable                                                     10              (2,442)
            Accrued liabilities                                              (3,696)             (1,547)
            Other                                                             6,694              (6,377)
                                                                            -------             -------

              Net cash provided by
              operating activities                                           22,420                 519
                                                                            -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of divisions                                          52,543              12,400
   Acquisition                                                               (6,758)                 --
   Capital expenditures                                                      (6,443)             (8,753)
   Other                                                                      1,088                (220)
                                                                            -------             -------
               Net cash provided by
               investing activities                                          40,430               3,427
                                                                            -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                                               (3,657)            (10,977)
   Net borrowings (repayments) under revolving
     credit agreements                                                      (57,224)              3,886
   Other                                                                       (512)               (211)
                                                                            -------             -------
              Net cash used in
              financing activities                                          (61,393)             (7,302)
                                                                            -------             -------

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                               Three Months Ended
                                                                 February 29(28)
                                                             2000               1999
                                                             ----               ----
Net increase (decrease) in cash and
 cash equivalents                                            1,457              (3,356)

Cash and cash equivalents, beginning of period              10,071              13,681
                                                           -------            --------
Cash and cash equivalents, end of period                   $11,528            $ 10,325
                                                           =======            ========



Supplemental cash flow information:                          2000               1999
                                                             ----               ----
 Cash paid during the three months ended February 29(28):

     Interest paid                                         $ 7,385            $  6,201
     Income taxes paid, net                                $   271            $  4,778

See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.    BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited consolidated financial statements of Eagle-Picher Holdings, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included for the fiscal year ended November 30, 1999 presented in the Company's Form 10-K filed with the SEC on February 28, 2000.

      The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three months ended February 29, 2000 and February 28, 1999. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

B.    BASIC EARNINGS PER SHARE

      The calculation of net income (loss) per share is based upon the average number of common shares outstanding, which was 1,000,000 in the three months ended February 29,2000 and February 28, 1999. The net loss applicable to common shareholders represents the net income reduced by, or the net loss increased by, accreted dividends on preferred stock of $3.0 million and $2.5 million for the three months ended February 29(28), 2000 and 1999, respectively. No potential common stock was outstanding during the three months ended February 29(28), 2000 or 1999.

C.    ACQUISITIONS AND DIVESTITURES

      On December 1, 1999, the Company acquired the assets of the depleted zinc business of Isonics Corporation ("Isonics") for $8.2 million; $6.7 million of which was paid upon closing and $1.5 million of which consists of contingent cash payments over three years. In addition, the Company negotiated a warrant to acquire four million shares of common stock of Isonics in exchange for materials to be delivered in 2000. This acquisition, which was financed from the revolving credit facility under the Company's credit agreement, was accounted for as a purchase.

      Effective March 15, 2000, the Company elected to exercise its warrant using a "cashless exercise" feature where the Company will acquire fewer than four million shares of stock and pay for such shares by surrendering a portion of the warrant. The number of shares the Company will receive is currently being negotiated; however, it is expected to be in excess of 3.1 million shares.

      On September 1, 1999, the Board of Directors approved a plan to explore the sale of several smaller divisions in order to focus on core businesses. In the first quarter of 2000, the Company sold the assets of the Ross Aluminum Foundries Division ("Ross Aluminum") and the Michigan Automotive Research Corporation ("MARCO") and its interest in the common stock of both units of the Fluid Systems Division in three separate transactions. The aggregate proceeds, which were approximately $52.5 million, were used to reduce outstanding debt. The aggregate net gain of these transactions was approximately $10.0 million. Subsequent to the sale of the assets of MARCO, the corporate name of Michigan Automotive Research Corporation was changed to EPMR Corporation. The Company continues to explore the sale of other smaller divisions, which are expected to take place in 2000.

D.    INSURANCE PROCEEDS

       On February 24, 2000, the Company settled claims against a former insurer regarding environmental remediation costs for $16.0 million. The Company received payment of this amount on February 28, 2000.

E.    LEGAL MATTERS

      For other information on legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

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

F.    SEGMENT REPORTING

      The Company has two reportable segments: automotive and industrial products. The method for determining what information to report is based on the way management organizes the operating segments within the company for making operational decisions and assessing performance. The operations in the Automotive Segment provide mechanical and structural parts for passenger cars, vans, trucks and sport utility vehicles for original equipment manufacturers and replacement markets. The operations in the Industrial Products Segment produce a variety of products for the aerospace, nuclear, telecommunications electronics, food and beverage and construction industries.

      The accounting policies used to develop segment information correspond to those disclosed in the Company's consolidated financial statements for the year ended November 30, 1999 included in Form 10-K. Sales between segments are not material. The Company does not allocate certain corporate expenses to its segments.

      Information about reported segment income or loss is as follows for the three months ended February 29(28), 2000 and 1999:

                                                              Three Months Ended
                                                               February 29 (28)
                                                               ----------------
                                                            2000              1999
                                                            ----              ----
                                                           (In thousands of dollars)
      Net Sales
        Automotive                                        $142,793          $108,757
        Industrial                                          79,050            85,686
                                                           -------           -------
          Total                                           $221,843          $194,443
                                                           =======           =======

      Income (Loss) Before Taxes:
        Automotive                                         $10,308            $2,507
        Industrial                                          (2,156)             (946)
        Corporate                                           13,445            (2,399)
                                                            ------            ------
          Total                                            $21,597            $ (838)
                                                            ======             =====

      As previously mentioned, the Company sold its Ross Aluminum, MARCO and Fluid Systems Divisions in the first quarter of 2000. All were included in the Automotive Segment. The net assets of these divisions, which were included in the caption "Net assets of operations to be sold," were $35.1 million as of November 30, 1999.

G.    SUPPLEMENTAL GUARANTOR INFORMATION

      The indebtedness of the Company's wholly-owned subsidiary, Eagle-Picher Industries, Inc. ("Subsidiary") includes a syndicated secured loan facility ("Credit Agreement") and $220.0 million in senior subordinated notes ("Subordinated Notes"). Both the Credit Agreement and the Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by the Company and certain of the Subsidiary's wholly-owned domestic subsidiaries ("Subsidiary Guarantors") including Carpenter Enterprises Ltd., which was acquired in 1999, and Eagle-Picher Acceptance Corporation, which was formed in 1999. Management has determined that full financial statements and other disclosures concerning the Subsidiary or the Subsidiary Guarantors would not be material to investors and such financial statements are not presented. The following supplemental condensed combining financial statements present information regarding the Subsidiary, the Subsidiary Guarantors and the subsidiaries that did not guarantee the debt.

      The Subsidiary and the Subsidiary Guarantors are subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Indenture supporting the Subordinated Notes, both of which were filed with the Company's Form S-4 Registration Statement No. 333-49957-01 filed on April 11, 1998 and both of which were incorporated by reference to the Company's Form 10-K filed on February 28, 2000.

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                      THREE MONTHS ENDED FEBRUARY 29, 2000

                                                                    GUARANTORS
                                                           ---------------------------     NON-GUARANTORS
                                                            EAGLE-PICHER    SUBSIDIARY        FOREIGN
                                            ISSUER         HOLDINGS, INC.   GUARANTORS      SUBSIDIARIES     ELIMINATIONS   TOTAL
                                           --------        --------------   ----------     -------------     ------------  --------
                                                                         (IN THOUSANDS OF DOLLARS)
 Net Sales
     Customers                             $ 44,166            $   --        $141,971           $35,706        $     --    $221,843
     Intercompany                             4,165                --           2,555             2,417          (9,137)         --

 Operating Costs and Expenses:
     Cost of products sold (exclusive
       of depreciation                       36,914                --         116,081            33,658          (9,085)    177,568
     Selling and administrative              10,008                 5           6,176             3,063             (38)     19,214
     Intercompany charges                    (3,394)               --           3,393               (37)             38          --
     Depreciation                             2,809                --           8,040             1,463              --      12,312
     Amortization of intangibles              1,155                --           2,742               240              --       4,137
     Proceeds from insurance settlement     (16,000)               --              --                --              --     (16,000)
     (Gain) loss on sales of divisions        2,360                --          (3,976)           (8,360)             --      (9,976)
     (Gain) loss on sales of assets              --                --            (192)               (3)             33        (162)
                                           --------           -------        --------           -------        --------    --------
          Total                              33,852                 5         132,264            30,024          (9,052)    187,093
                                           --------           -------        --------           -------        --------    --------

 Operating Income (Loss)                     14,479                (5)         12,262             8,099             (85)     34,750

 Other Income (Expense)
     Interest expense                        (4,666)               --          (7,455)           (1,507)            606     (13,022)
     Other income (expense)                     229                --             526              (280)           (606)       (131)
     Equity in earnings of
       consolidated subsidiaries              9,114            10,602             351                --         (20,067)         --
                                           --------           -------        --------           -------        --------    --------

 Income (Loss) Before Taxes                  19,156            10,597           5,684             6,312         (20,152)     21,597

 Income Taxes                                 8,118                --           2,285               597              --      11,000
                                           --------           -------        --------           -------        --------    --------

 Net Income (Loss)                         $ 11,038           $10,597        $  3,399           $ 5,715        $(20,152)   $ 10,597
                                           ========           =======        ========           =======        ========    ========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                             AS OF FEBRUARY 29, 2000

                                                                   GUARANTORS
                                                          --------------------------  NON-GUARANTORS
                                                           EAGLE-PICHER   SUBSIDIARY      FOREIGN
                                                 ISSUER   HOLDINGS, INC.  GUARANTORS   SUBSIDIARIES  ELIMINATIONS    TOTAL
                                               ---------  --------------  ----------  -------------- ------------  ---------
                                                                          (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents                      $   4,370    $       1     $     571   $   6,649       $     (63)   $  11,528
Receivables, net                                  11,005           --        94,246      15,669              --      120,920
Intercompany accounts receivable                   4,173           --        10,974         323         (15,470)          --
Inventories                                       25,558           --        60,717       9,861          (1,318)      94,818
Net assets of operations to be sold               22,698           --            --       5,508              --       28,206
Prepaid expenses                                   2,233           --         6,024       1,577             (39)       9,795
Deferred income taxes                             14,565           --            --          --              --       14,565
                                               ---------    ---------     ---------   ---------       ---------    ---------
          Total current assets                    84,602            1       172,532      39,587         (16,890)     279,832

Property, Plant & Equipment, net                  39,797           --       179,929      26,815             (33)     246,508

Investment in Subsidiaries                       117,900      158,656         7,183          --        (283,739)          --

Excess of Acquired Net Assets Over Cost, net      49,696           --       145,791      12,474              --      207,961

Other Assets                                      54,464           --        16,786       4,210          (4,525)      70,935
                                               ---------    ---------     ---------   ---------       ---------    ---------

     Total Assets                              $ 346,459    $ 158,657     $ 522,221   $  83,086       $(305,187)   $ 805,236
                                               =========    =========     =========   =========       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                               $  11,064    $      --     $  35,506   $   4,341       $      --    $  50,911
Intercompany accounts payable                        179           --            --       8,958          (9,137)          --
Long-term debt - current portion                  17,491           --        54,000       3,018            (500)      74,009
Income taxes                                      10,410           --            --         407              --       10,817
Other current liabilities                         43,103           --        22,420       6,132            (582)      71,073
                                               ---------    ---------     ---------   ---------       ---------    ---------
          Total current liabilities               82,247           --       111,926      22,856         (10,219)     206,810

Long-term Debt - less current portion            406,260           --         5,701       2,423          (5,701)     408,683

Deferred Income Taxes                             10,086           --            --          --              --       10,086

Other Long-Term Liabilities                       21,162           10         1,000         639              --       22,811
                                               ---------    ---------     ---------   ---------       ---------    ---------

          Total Liabilities                      519,755           10       118,627      25,918         (15,920)     648,390

Intercompany Accounts                           (321,105)          --       302,315      33,492         (14,702)          --

11 3/4% Cumulative Redeemable
          Exchangeable Preferred Stock                --      100,916            --          --              --      100,916

Shareholders' Equity                             147,809       57,731       101,279      23,676        (274,565)      55,930
                                               ---------    ---------     ---------   ---------       ---------    ---------

         Total Liabilities and Shareholders'
                 Equity                        $ 346,459    $ 158,657     $ 522,221   $  83,086       $(305,187)   $ 805,236
                                               =========    =========     =========   =========       =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                                FEBRUARY 29, 2000

                                                                        GUARANTORS
                                                               ---------------------------  NON-GUARANTORS
                                                                EAGLE-PICHER    SUBSIDIARY    FOREIGN
                                                      ISSUER   HOLDINGS, INC.   GUARANTORS  SUBSIDIARIES    ELIMINATIONS    TOTAL
                                                     --------  --------------   ----------  --------------  ------------   --------
                                                                                 (IN THOUSANDS OF DOLLARS)
Cash Flows From Operating Activities:
Net Income (Loss)                                    $ 10,909    $ 10,597        $  3,528    $  5,715        $(20,152)     $ 10,597
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Equity in earnings (loss) of consolidated
    subsidiaries                                       (9,114)    (10,602)           (351)         --          20,067            --
  Depreciation and amortization                         4,669          --          10,885       1,703              --        17,257
  Gain on sales of divisions                            2,360          --          (3,976)     (8,360)             --        (9,976)
  Changes in assets and liabilities, net of effect
    of acquisitions and divestitures                   13,241           5           1,087      (7,204)         (2,587)        4,542
                                                     --------    --------        --------    --------        --------      --------

         Net cash provided by (used in)
                operating activities                   22,065          --          11,173      (8,146)         (2,672)       22,420
                                                     --------    --------        --------    --------        --------      --------

Cash Flows From Investing Activities:
Proceeds from sales of divisions                       24,090          --          10,430      18,023              --        52,543
Acquisition                                                --          --          (6,758)         --              --        (6,758)
Capital expenditures                                     (494)         --          (3,692)     (2,257)             --        (6,443)
Other                                                   1,142          --              59         476            (589)        1,088
                                                     --------    --------        --------    --------        --------      --------

         Net cash provided by (used in)
                investing activities                   24,738          --              39      16,242            (589)       40,430
                                                     --------    --------        --------    --------        --------      --------

Cash Flows From Financing Activities:
Reduction of long-term debt                            (3,657)         --              --          --              --        (3,657)
Net borrowings (repayments) under
  revolving credit agreements                         (38,500)         --          (9,750)     (8,974)             --       (57,224)
Other                                                      (6)         --              --        (506)             --          (512)
                                                     --------    --------        --------    --------        --------      --------

         Net cash provided by (used in)
                financing activities                  (42,163)         --          (9,750)     (9,480)             --       (61,393)
                                                     --------    --------        --------    --------        --------      --------

Increase (decrease) in cash and
  cash equivalents                                      4,640          --           1,462      (1,384)         (3,261)        1,457

Intercompany accounts                                  (4,334)         --          (1,761)      2,945           3,150            --

Cash and cash equivalents,
  beginning of period                                   4,064           1             870       5,088              48        10,071
                                                     --------    --------        --------    --------        --------      --------

Cash and cash equivalents,
  end of period                                      $  4,370    $      1        $    571    $  6,649        $    (63)     $ 11,528
                                                     ========    ========        ========    ========        ========      ========

                           EAGLE-PICHER HOLDINGS,INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                      THREE MONTHS ENDED FEBRUARY 28, 1999

                                                         GUARANTORS
                                                ----------------------------   NON-GUARANTORS
                                                 EAGLE-PICHER     SUBSIDIARY      FOREIGN
                                     ISSUER     HOLDINGS, INC.    GUARANTORS    SUBSIDIARIES     ELIMINATIONS         TOTAL
                                   ---------    --------------    ----------   --------------    ------------       ---------
                                                                     (IN THOUSANDS OF DOLLARS)
Net Sales
   Customers                       $  50,983      $      --        $ 116,749      $  26,711        $      --        $ 194,443
   Intercompany                        3,112             --            2,634          1,879           (7,625)              --

Operating Costs and Expenses:
   Cost of products sold
     (exclusive of depreciation)      40,406             --           94,740         24,260           (7,660)         151,746
   Selling and administrative         10,417             --            5,342          2,569              (64)          18,264
   Intercompany charges               (2,357)            --            2,357            (65)              65               --
   Depreciation                        2,916             --            6,046          1,150               --           10,112
   Amortization of intangibles         1,385             --            2,393            242               --            4,020
   Loss on sales of assets               (10)            --              (12)           (12)              --              (34)
                                   ---------      ---------        ---------      ---------        ---------        ---------
       Total                          52,757             --          110,866         28,144           (7,659)         184,108
                                   ---------      ---------        ---------      ---------        ---------        ---------

Operating Income                       1,338             --            8,517            446               34           10,335

Other Income (Expense)
   Interest expense                   (4,738)            --           (5,366)        (1,238)              --          (11,342)
   Other income (expense)                147             --               36            (14)              --              169
   Equity in earnings of
    consolidated subsidiaries           (590)        (1,138)               6             --            1,722               --
                                   ---------      ---------        ---------      ---------        ---------        ---------

Income (Loss) Before Taxes            (3,843)        (1,138)           3,193           (806)           1,756             (838)

Income Taxes                          (2,677)            --            2,413            564               --              300
                                   ---------      ---------        ---------      ---------        ---------        ---------

Net Income (Loss)                  $  (1,166)     $  (1,138)       $     780      $  (1,370)       $   1,756        $  (1,138)
                                   =========      =========        =========      =========        =========        =========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                             AS OF NOVEMBER 30, 1999

                                                                       GUARANTORS
                                                              --------------------------  NON-GUARANTORS
                                                               EAGLE-PICHER   SUBSIDIARY     FOREIGN
                                                  ISSUER      HOLDINGS, INC.  GUARANTORS   SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                 ---------    --------------  ----------  --------------  ------------   ---------
                                                                             (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents                        $   4,064      $       1     $     870     $   5,088     $      48      $  10,071
Receivables, net                                    13,428             --        92,721        16,350            --        122,499
Intercompany accounts receivable                     8,368             --        12,255           455       (21,078)            --
Inventories                                         24,211             --        57,014        10,618        (1,344)        90,499
Net assets of operations to be sold                 46,641             --         6,839        10,721            --         64,201
Prepaid expenses                                     1,783             --         4,355           925            --          7,063
Deferred income taxes                               16,665             --            --            --            --         16,665
                                                 ---------      ---------     ---------     ---------     ---------      ---------
          Total current assets                     115,160              1       174,054        44,157       (22,374)       310,998

Property, Plant & Equipment, net                    42,001             --       184,295        26,197           (33)       252,460

Investment in Subsidiaries                         109,009        148,054         6,834            --      (263,897)            --

Excess of Acquired Net Assets Over Cost, net        50,799             --       142,051        12,715            --        205,565

Other Assets                                        49,460             --        22,859           625            33         72,977
                                                 ---------      ---------     ---------     ---------     ---------      ---------

     Total Assets                                $ 366,429      $ 148,055     $ 530,093     $  83,694     $(286,271)     $ 842,000
                                                 =========      =========     =========     =========     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                 $   9,928      $      --     $  35,837     $   4,823            --      $  50,588
Intercompany accounts payable                          124             --            --         7,588        (7,712)            --
Long-term debt - current portion                    16,374             --        63,750         6,194            --         86,318
Income taxes                                         1,826             --            --           465            --          2,291
Other current liabilities                           37,870             --        22,970         3,486          (457)        63,869
                                                 ---------      ---------     ---------     ---------     ---------      ---------
          Total current liabilities                 66,122             --       122,557        22,556        (8,169)       203,066

Long-term Debt - less current portion              449,534             --         7,836         8,227        (7,836)       457,761

Deferred Income Taxes                               10,086             --            --            --            --         10,086

Other Long-Term Liabilities                         23,047              5            --           768            --         23,820
                                                 ---------      ---------     ---------     ---------     ---------      ---------

          Total liabilities                        548,789              5       130,393        31,551       (16,005)       694,733

Intercompany Accounts                             (344,941)            --       324,500        36,660       (16,219)            --

11 3/4% Cumulative Redeemable
          Exchangeable Preferred Stock                  --         97,956            --            --            --         97,956
Shareholders' Equity                               162,581         50,094        75,200        15,483      (254,047)        49,311
                                                 ---------      ---------     ---------     ---------     ---------      ---------

         Total Liabilities and Shareholders'
                 Equity                          $ 366,429      $ 148,055     $ 530,093     $  83,694     $(286,271)     $ 842,000
                                                 =========      =========     =========     =========     =========      =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                      THREE MONTHS ENDED FEBRUARY 28, 1999


                                                                        GUARANTORS
                                                                 --------------------------  NON-GUARANTORS
                                                                  EAGLE-PICHER   SUBSIDIARY     FOREIGN
                                                       ISSUER    HOLDINGS, INC.  GUARANTORS   SUBSIDIARIES    ELIMINATIONS  TOTAL
                                                      --------   --------------  ----------  -------------    ------------ --------
                                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $ (1,166)    $ (1,138)      $    780     $ (1,370)      $  1,756     $ (1,138)
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Equity in earnings of consolidated subsidiaries          590        1,138             (6)          --         (1,722)          --
  Depreciation and amortization                          4,995           --          8,439        1,392             --       14,826
  Changes in assets and liabilities, net of effect
    of divestitures                                     (4,711)          --         (5,751)      (3,062)           355      (13,169)
                                                      --------     --------       --------     --------       --------     --------

  Net cash provided by (used in)
    operating activities                                  (292)          --          3,462       (3,040)           389          519
                                                      --------     --------       --------     --------       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of division                          12,400           --             --           --             --       12,400
Capital expenditures                                    (1,615)          --         (4,664)      (2,474)            --       (8,753)
Other                                                     (585)          --            (82)          90            357         (220)
                                                      --------     --------       --------     --------       --------     --------

  Net cash provided by (used in)
    investing activities                                10,200           --         (4,746)      (2,384)           357        3,427
                                                      --------     --------       --------     --------       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt                            (10,977)          --             --           --             --      (10,977)
Net borrowings (repayments) on
  revolving credit agreements                              805           --             --        3,081             --        3,886
Other                                                       --           --             --         (211)            --         (211)
                                                      --------     --------       --------     --------       --------     --------


  Net cash provided by (used in)
    financing activities                               (10,172)          --             --        2,870             --       (7,302)
                                                      --------     --------       --------     --------       --------     --------

Increase (decrease) in cash and
  cash equivalents                                        (264)          --         (1,284)      (2,554)           746       (3,356)

Intercompany accounts                                   (2,470)          --          1,444        2,106         (1,080)          --

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                    7,464            1            712        5,125            379       13,681
                                                      --------     --------       --------     --------       --------     --------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                       $  4,730     $      1       $    872     $  4,677       $     45     $ 10,325
                                                      ========     ========       ========     ========       ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

       Please refer to Note F. regarding Segment Reporting contained in Item 1. of this report.

       Net Sales. The Company's net sales were $221.8 million in the quarter ended February 29, 2000, compared to $194.4 million in the comparable period in 1999. The increase of 14.1% is primarily due the acquisition of Carpenter Enterprises Ltd. ("Carpenter"), which occurred in the second quarter of 1999. As previously mentioned, the Company divested itself of the Ross Aluminum, MARCO and Fluid Systems Divisions ("Divested Divisions") in the first quarter of 2000. The Divested Divisions had little impact on the comparability of net sales in the first quarters of 2000 and 1999 for two reasons. First, with the exception of Ross Aluminum, which was sold effective January 1, 2000, these divestitures occurred at or near the end of the quarter. Secondly, certain of the Divested Divisions experienced revenue gains which nearly offset the loss of revenues which occurred when Ross Aluminum was sold. Net sales were down 2.4% when the effects of Carpenter and the Divested Divisions have been considered.

       Net sales of the Automotive Group increased 31.3% in the first quarter of 2000 compared to the first quarter of 1999, primarily due to the Carpenter acquisition. Excluding the effects of Carpenter and the Divested Divisions (which were included in the Automotive Segment), automotive sales increased 3.0%. In the Automotive Group, the Company is under constant pressure from its customers to reduce prices. In addition, the products it manufactures become obsolete from time to time as customers change product designs and the Company must compete for the replacement business. The North American automotive build continues to be strong; however, the growth of the Company's automotive component sales was tempered primarily by the discontinuation of certain customer programs. At the same time, the acquisition of Carpenter has expanded the Company's precision-machined automotive product lines.

       In the Industrial Group, sales declined 7.8% in the first quarter of 2000 from the comparable period in 1999. Demand for aerospace products, particularly related to satellites, has been soft as existing satellite programs have struggled. In addition, demand for wheel-tractor scrapers weakened in the first quarter of 2000 compared to the same period in 1999. Declines resulting from these items were somewhat offset by increases resulting from stronger demand for heavy-duty forklift trucks, a large shipment of boron in the first quarter of 2000 and the growth of a newer program where parts are manufactured on a contract basis for the construction equipment industry. The impact of the Isonics acquisition was minimal in the first quarter of 2000; however, it is expected that this business will complement the Company's existing boron business, which serves the nuclear industry, in the future.

       Cost of Products Sold. Cost of products sold (excluding depreciation expense) was $177.6 million in the three months ended February 29, 2000 and $151.7 million in the comparable period of 1999. The increase is primarily due to the acquisition of Carpenter and the effects of the sales of the Divested Divisions.

       Selling and Administrative. Selling and administrative expenses were $19.2 million and $18.3 million in the first quarters of 2000 and 1999, respectively. The 4.9% increase in selling and administrative expenses is due to the expenses incurred in the first quarter of 2000 as a result of the Carpenter acquisition and the restructuring of European Operations.

       Depreciation. Depreciation expense was $12.3 million in the three months ended February 29, 2000, a $2.2 million or 21.8% increase over the comparable period in 1999. The additional depreciation in 2000 is due to the acquisition of Carpenter in 1999.

       Amortization of Intangibles. Amortization of intangibles increased slightly from $4.0 million in the first quarter of 1999 to $4.1 million in 2000. Excess of acquired net assets over cost (goodwill) and its related amortization increased in the first quarter of 2000 due to the Carpenter and Isonics acquisitions. These increases were partially offset, however, by the decline in goodwill resulting from the write down of impaired goodwill in the fourth quarter of 1999, which related to certain divisions which were held for sale, and the sale of the Divested Divisions.

       Proceeds from Insurance Settlement. The Company settled claims against a former insurer regarding environmental remediation costs for $16.0 and received such proceeds in the first quarter of 2000.

       Gain on Sale of Divisions. In the first quarter of 2000, the Company sold the assets of its Ross Aluminum and MARCO Divisions and its interest in the common stock of the units of the Fluid Systems Division. The aggregate net proceeds of and gain on these transactions were approximately $52.5 million and $10.0 million, respectively.

       Interest Expense. Interest expense was $13.0 million and $11.3 million in the first quarters of 2000 and 1999, respectively. Two factors contributed to this increase. First, the Company's debt level increased significantly in the second quarter of 1999 when Carpenter was acquired and remained at a higher level until the end of the first quarter of 2000 when the proceeds of the sales of the Divested Divisions and the insurance settlement were received and applied to the debt. Second, LIBOR rates, on which most of the Company's debt subject to variable interest is based, were up as much as 75 basis points in the first quarter of 2000 over the comparable period in 1999.

      Income (Loss) Before Taxes. Income (loss) before taxes was $21.6 million in the three months ended February 29, 2000 compared to $(0.8) million in the same period in 1999. The incremental difference is comprised of basically four items: 1) the receipt of $16.0 million of insurance proceeds in the first quarter of 2000; 2) the $10.0 million gain resulting from the sale of the Divested Divisions; 3) the increase in interest expense of $1.7 million; and 4) the operating contribution of Carpenter in the first quarter of 2000.

      Income before taxes in the first quarter of 2000 for the Automotive Group was $10.3 million compared to $2.5 million in 1999. The increase is due primarily to the $10.0 million gain on the sale of divisions, which was offset by an aggregate decline in operating income and an increase in interest expense. The decline in operating income was primarily due to the sale of the Ross Aluminum Division and to continued manufacturing inefficiencies at the Fluid Systems Division, which was sold February 29, 2000. This decline was offset by the contribution of Carpenter in 2000 and modest increases in operating income at other operations, which correspond to modest increases in net sales. The increase in interest costs is a result of both the acquisition of Carpenter and the overall increase in interest rates.

       The Industrial Products Group had net losses before taxes of $(2.2) million and $(0.9) million in the first quarters of 2000 and 1999, respectively, due primarily to the lower volumes of wheel-tractor scrapers, which resulted in poor absorption of fixed overhead. In addition, start-up costs related to the contract manufacturing of parts were heavier than expected. Interest costs increased primarily due to higher interest rates.

       Corporate income (loss) before taxes was $13.4 million in the three months ended February 29, 2000 compared to $(2.4) million for the three months ended February 28, 1999. If the insurance proceeds of $16.0 million are excluded, the loss before taxes is comparable to that of the three months ended February 28, 1999. These losses result because the Company does not allocate certain corporate expenses to its segments.

       Income Taxes. Income taxes and the effective rate of income tax vary for several reasons, the most significant being the tax deductibility of goodwill. A portion of the goodwill amortization relating to the Company's acquisition of Eagle-Picher Industries, Inc. is deductible, however the amount of goodwill that has tax basis changes as contingent liabilities that existed for tax purposes at the time of that acquisition are resolved. Amortization of the goodwill related to the acquisition of Carpenter is not deductible for tax purposes. Goodwill associated with certain of the Divisions which were divested was not deductible for tax purposes, which resulted in a tax gain in excess of the gain on sales of divisions recognized in the statement of income.

       Net Income (Loss). Net income was $10.6 million in the three months ended February 29, 2000 compared to a net loss of $(1.1) million in the three months ended February 28, 1999. Factors contributing to the difference (discussed in detail above) include the effects of the acquisition of Carpenter in the second quarter of 1999, the effects of the divestiture of the Ross Aluminum, MARCO and Fluid Systems Divisions, particularly the gain on the sale of those divisions, and increased interest costs resulting from higher interest rates and increased levels of debt.

       Income applicable to common shareholders was decreased to $7.6 million by dividends accreted on the 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") of $3.0 million in the three months ended February 29, 2000. The net loss applicable to common shareholders was increased to $(3.6) million by preferred stock dividends of $2.5 million in the three months ended February 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

       The following are certain financial data regarding earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows and earnings to fixed charges and preferred stock dividends:

                                                                        Three Months Ended
                                                                          February 29(28)
                                                                          ---------------
                                                                      2000              1999
                                                                      ----              ----
                                                                     (In millions of dollars)
       EBITDA                                                         $25.0            $25.1
       Cash provided by operating activities                           22.4              0.5
       Cash provided by investing activities                           40.4              3.4
       Cash used in financing activities                              (61.4)            (7.3)
       Preferred stock dividends accreted                               3.0              2.5
       Earnings/fixed charges and preferred
        stock dividends                                                2.14X             .76X

EBITDA

       The Company's EBITDA is defined for purposes hereof as earnings before interest expense, income taxes, depreciation and amortization, certain one-time management compensation expenses and other non-cash items, such as gains and losses on sales of divisions. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or to cash flows from operating activities, as determined by generally accepted accounting principles, as a measure of the Company's operating performance or liquidity, respectively.

Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments.

       The Company's EBITDA for the three months ended February 29, 2000 was $25.0 million, unchanged from the EBITDA of the comparable period in 1999 of $25.1 million. Increases in EBITDA resulting from the Carpenter acquisition and modest sales volume increases of rubber-coated metal products in the Automotive Group were offset by decreases resulting from lower volumes of wheel tractor scrapers and satellite components, start up costs related to contract manufacturing of components for the construction equipment industry, the sale of Ross Aluminum and inefficiencies related to the production of multi-layer fuel transfer systems in Europe.

Operating Activities

       Cash provided by operating activities was $22.4 million and $0.5 million for the three months ended February 29(28), 2000 and 1999, respectively, and consisted of the following:

                                               Three Months Ended February 29(28)
                                                         2000       1999
                                                         ----       ----
                                                    (in millions of dollars)
                Income (loss) before taxes              $21.6      $(0.8)
                Depreciation and amortization,
                  excluding amortization of
                  deferred financing costs               16.4       14.1
                Gain on sales of divisions               (9.9)        --
                Add back interest expense                13.0       11.3
                Interest paid                            (7.4)       6.2)
                Income taxes paid, net                    (.3)      (4.8)
                Working capital and other               (11.0)     (13.1)
                                                        -----      -----
                                                        $22.4      $ 0.5
                                                        =====      =====

       See "Results of Operations" for discussions concerning income (loss) before taxes, depreciation and amortization, gain on sales of divisions and interest expense.

       Interest paid increased in 2000 due to the acquisition of Carpenter and higher interest rates. Differences between interest expense and interest paid result from amortization of deferred financing costs and the payment schedule for interest on the Company's Subordinated Notes. The interest payments are due semi-annually on March 1 and September 1; therefore, three months of interest expense was accrued on these notes in the first quarters of both 2000 and 1999, but was not paid until the following quarter.

       The Company determined that no Federal income tax extension payment was needed in 2000 for the tax year ended November 30, 1999. A portion of the Federal income tax liability associated with the tax year ended November 30, 1998 was paid in fiscal year 1999.

       Working capital generally increases in the first quarter of the year resulting in a use of cash. Reasons for this include payment of incentives, which had been accrued at the end of the year, and build up of inventories for anticipated sales in the second quarter. Typically, the Company's net sales, particularly in the Automotive Group, are higher in the second and fourth quarters of the fiscal year.

Investing Activities

       Cash provided by investing activities was $40.4 million and $3.4 million in the three months ended February 29 (28), 2000 and 1999, respectively. In the first quarter of 2000, the Company sold the Ross Aluminum, MARCO and Fluid Systems Divisions. The aggregate net proceeds of these transactions were $52.5 million. Early in the first quarter of 1999, the Company received $12.4 million in cash relating to the sale of the Trim Division.

       On December 1, 1999, the Company acquired the assets of the depleted zinc business of Isonics, which required $6.7 million cash at the closing. This acquisition was financed from the Company's revolving credit facility. Additional payments totaling $1.5 million are due over the next three years provided certain contingencies are met. The Company also negotiated a warrant to acquire four million shares of common stock of Isonics in exchange for materials to be delivered in 2000. Effective March 15, 2000, the Company elected to exercise its warrant using a "cashless exercise" feature, where the Company will acquire fewer than four million shares of stock and pay for such shares by surrendering a portion of the warrant. The number of shares the Company will receive is currently being negotiated; however it is expected to be in excess of
3.1 million shares.

       Capital expenditures were $6.4 million and $8.8 million in the first quarters of 2000 and 1999, respectively. Other than a small plant expansion in 1999, these expenditures generally related to capital needed for new programs and maintenance.

Financing Activities

       Cash used in financing activities was $61.4 million in the first three months of 2000, due primarily to repayments of loans under the various credit agreements. The proceeds of the division sales and the insurance proceeds were used to repay outstanding debt. Cash used in financing activities was $7.3 million for the comparable period in 1999. The Company made regularly scheduled debt payments and the 1998 excess cash flow payment required by the Credit Agreement in that period.

Earnings to Fixed Charges and Preferred Stock Dividends

       The ratio of earnings to fixed charges and preferred stock dividends for the three months ended February 29(28) was 2.14x in 2000 and .76x in 1999. In 1999, earnings were insufficient to cover fixed charges and preferred stock dividends by $3.3 million. The increase in 2000 is due primarily to the receipt of insurance proceeds and the gain on sales of divisions. If these items were excluded from income before taxes, the ratio of earnings to fixed charges and preferred stock dividends would have been .55X and earnings would have been insufficient to cover fixed charges and preferred stock dividends by $7.3 million. The resulting decrease from .76X to .55X is due to increased interest resulting from the Carpenter Acquisition and higher interest rates coupled with flat or declining operating results as discussed in "Results of Operations."

Liquidity and Capital Resources

       The revolving facility under the Credit Agreement of $220.0 million is available for both borrowings and the issuance of letters of credit. At
February 29, 2000 the Company had outstanding borrowings and letters of credit under the Facility of $97.5 million and $52.1 million, respectively, leaving the Company with available borrowing capacity of $70.4 million. The receipt of the insurance proceeds and the proceeds of the division sales improved the Company's liquidity since November 30, 1999. In addition, the borrowings outstanding on the Company's European lines of credit were substantially reduced with the proceeds of the sale of the Fluid Systems Division. The sale of the Fluid

Systems Division resolved the situation where the Company had to obtain a waiver from a lender because a financial covenant to one of the European credit agreements had not been met. The Company was in compliance with the covenants of its Credit Agreement and Subordinated Notes at February 29, 2000.

       The Company has an accounts receivable loan agreement ("Receivables Agreement") which has a term of 364 days and which is expected to be renewed over the term of the Credit Agreement. Excluding the Receivables Agreement, scheduled debt repayments are $12.3 million in the remaining nine months of 2000. The Credit Agreement, as amended, requires the Company to make mandatory repayments of 50% of annual cash flow as defined by the Credit Agreement, the net proceeds from sales of assets (subject to certain conditions), the proceeds of new debt issued and 50% of the net proceeds of any equity issued. No excess cash flow payment is due in 2000 for the year ended November 30, 1999, and the proceeds from the sales of the Divested Divisions are not required to be used to repay debt if such proceeds are used to purchase assets within the period specified in the Credit Agreement. Scheduled debt payments under the Credit Agreement and the industrial revenue bonds for 2001 and 2002 are $20.8 million and $25.6 million, respectively.

       In addition to the sale of the Ross Aluminum, MARCO, and Fluid Systems Division, the Company continues to explore the sale of other small divisions which are expected to take place in 2000. Any proceeds resulting from the eventual sales of the other divisions will be applied to reduce debt or to fund future growth.

       The Subsidiary has reached an agreement in principle to settle the last remaining claim from its chapter 11 reorganization. It is anticipated the second and final bankruptcy distribution of approximately $11.3 million will be made in 2000, after the settlement of this last claim is final.

       Cash and cash equivalents were $11.5 million at February 29, 2000. The Company estimates that it needs approximately $10.0 million to $12.0 million in cash for operations. The Company's liquidity needs are primarily for debt service and capital maintenance. The Company believes that its cash flows from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company's expenditures and service its indebtedness, the Company would be required to raise additional funds.

YEAR 2000 READINESS DISCLOSURE

       The Company completed its Year 2000 readiness project as scheduled, including addressing leap year calendar date calculation concerns. The Company did not experience any significant disruptions in its operating or business systems during the transition from 1999 to 2000 or on February 29, 2000. Based on operations since January 1, 2000, the Company does not expect any impact to its ongoing business as a result of the Year 2000 issue. The Company has spent approximately $5.2 million (including capital and internal resources that were redeployed) to assess, remediate and test its computer hardware, software and embedded systems.

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

       The Company has both operating divisions and domestic export customers located in Europe. In 1999, combined revenues from these sources were approximately 11% of total revenues. The Company has operations in Germany and Spain, which are participating in the euro conversion, and the United Kingdom, which has elected not to participate at this time. Certain of our European operations have adopted the euro as their reporting currency, although many transactions, such as payroll, some billing and vendor invoicing, still occur in local currencies. The remaining operations located in the participating countries plan to make the euro the functional currency sometime during the transition period. The costs associated with the conversion to date have not been material.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for gains and losses resulting from changes in the fair value of a derivative depends on the its intended use and the resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Based on the new effective date, the Company will adopt the provisions of this statement in the first quarter of the fiscal year ending November 30, 2001. The Company has not yet determined the impact this statement will have on its financial position or the results of its operations.

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

FORWARD-LOOKING STATEMENTS

       This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "estimate," "anticipate," "project," "intend," "believe," "expect," and similar expressions are intended to identify forward-looking statements. Forward looking statements in this report include, but are not limited to (1) statements regarding the impact of the acquisition of Isonics under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations;" (2) statements regarding the Company's anticipated ownership interest in Isonics under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Investing Activities;" (3) statements regarding the anticipated sale of other small divisions in 2000 under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources;" (4) statements regarding the anticipated final bankruptcy distribution in 2000 under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources;" (5) statements regarding the ability of the Company to fund its anticipated liquidity requirements for the next twelve months under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources;" (6) statements regarding the future impact of the Year 2000 issues under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Readiness Disclosure;" and (7) statements regarding the potential costs associated with hedging currency risks to the operations and the impact on the competitiveness of operations in the United Kingdom under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro Conversion." Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with customers; the ability of the Company to successfully implement productivity improvements, cost reduction initiatives, facilities expansion; and the ability of the Company to develop, market and sell new products and the ability of the Company to continue to comply with environmental laws, rules and regulations. Other risks and uncertainties include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       On February 26, 1998, the Company entered into a three-year interest rate swap agreement ("Swap Agreement") with its lead bank to partially hedge its interest rate exposure on variable rate loans under the Credit Agreement. Both term loans and revolving credit loans under the Credit Agreement bear interest at a variable rate equal to either (a) the average daily rate on overnight U.S. federal funds transactions, or (b) the London Interbank Offered Rate shown on Telerate Page 3750 for the applicable interest period ("LIBOR"), plus, in either case, an applicable spread. Under this agreement, the Company pays a fixed rate of 5.805% on a notional amount of $150.0 million and receives LIBOR on that amount, effectively fixing the interest rate on $150.0 million of debt outstanding under the Credit Agreement at 5.805% plus the applicable spread.

       Loans under the Company's accounts receivable loan agreement ("Receivables Agreement") bear interest at a variable rate equal to market rates on commercial paper having a term similar to the applicable interest period. The Company's industrial revenue bonds ("IRB's") bear interest at variable rates based on the market for similar issues. Loans under the Receivables Agreement and the IRB's are not covered by the Swap Agreement.

       As of February 29, 2000, $175.1 million of revolving and term loans were outstanding under the Credit Agreement, of which interest on $150.0 million is essentially fixed by the Swap Agreement. The interest rate risk on the remaining debt outstanding under the Credit Agreement, as well as the debt outstanding under the Receivables Agreements and the IRB's, which in the aggregate totals $107.5 million, has not been hedged. Accordingly, a 1% increase in the applicable index rates would result in additional interest expenses of $1.1 million per year, assuming no change in the level of borrowing.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.19 Restated Articles of Incorporation for EPMR Corporation (f/k/a Michigan Automotive Research Corporation)

3.20   By Laws for EPMR Corporation (f/k/a Michigan Automotive Research
       Corporation)

27.1   Financial Data Schedule

(b) Reports on Form 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER HOLDINGS, INC.


                                        /s/ Philip F. Schultz
                                       -----------------------------------------
                                       Philip F. Schultz
                                       Senior Vice President and
                                       Chief Financial Officer

                                       (Principal Financial Officer)


DATE   April 11, 2000
    ---------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER INDUSTRIES, INC.


                                        /s/ Philip F. Schultz
                                       -----------------------------------------
                                       Philip F. Schultz
                                       Senior Vice President and
                                       Chief Financial Officer

                                       (Principal Financial Officer)


DATE   April 11, 2000
    ---------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAISY PARTS, INC.


                                        /s/ Gary M. Freytag
                                       -----------------------------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)


DATE   April 11, 2000
    ---------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER DEVELOPMENT COMPANY, INC.


                                        /s/ Gary M. Freytag
                                       -----------------------------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)


DATE   April 11, 2000
    ---------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER FAR EAST, INC.


                                        /s/ Gary M. Freytag
                                       -----------------------------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)


DATE   April 11, 2000
    ---------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER MINERALS, INC.


                                        /s/ Gary M. Freytag
                                       -----------------------------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)


DATE   April 11, 2000
    ---------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER TECHNOLOGIES, LLC


                                        /s/ R. Doug Wright
                                       -----------------------------------------
                                       R. Doug Wright
                                       Vice President, Controller
                                       and Chief Financial Officer


DATE   April 11, 2000
    ---------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HILLSDALE TOOL & MANUFACTURING CO.


                                        /s/ Gary M. Freytag
                                       -----------------------------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)


DATE   April 11, 2000
    ---------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EPMR CORPORATION (F/K/A MICHIGAN
                                       AUTOMOTIVE RESEARCH CORPORATION)


                                        /s/ Gary M. Freytag
                                       -----------------------------------------
                                       Gary M. Freytag
                                       Treasurer
                                       (Principal Financial Officer)


DATE   April 11, 2000
    ---------------------

                                  EXHIBIT INDEX


Exhibit No.                    Description
-----------                    -----------

3.19           Restated Articles of Incorporation for EPMR
               Corporation (f/k/a Michigan Automotive Research
               Corporation)

3.20           By Laws for EPMR Corporation (f/k/a Michigan Automotive
               Research Corporation)

27.1 Financial Data Schedule (submitted electronically to the Securities and Exchange Commission for its information.)