Form 10-Q
period 2000-05-31
EAGLE PICHER HOLDINGS INC; EAGLE PICHER INDUSTRIES INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER MINERALS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 2000-07-13
CIK 1059364, 30927, 1059567, 1059568, 1059570, 1059572, 1059573, 1059575, 1059576

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended May 31, 2000           Commission file number 333-49957-01
                                                                   -------------



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

625,001 shares of Class A common capital stock, $.01 par value each, were outstanding at July 13, 2000.

374,999 shares of Class B common capital stock, $.01 par value each, were outstanding at July 13, 2000.

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

                                TABLE OF CONTENTS





                                                                           Page
                                                                          Number
                                                                          ------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................  4

     Condensed Consolidated Statements of Income (Loss)(Unaudited).........  4
     Condensed Consolidated Balance Sheets (Unaudited).....................  5
     Condensed Consolidated Statements of Cash Flows (Unaudited)...........  7
     Notes to Condensed Consolidated Financial Statements (Unaudited)......  9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 28


                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................. 29

Signatures................................................................. 30

Exhibit Index.............................................................. 39

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                           EAGLE-PICHER HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)(UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                         Three Months Ended           Six Months Ended
                                               May 31                      May 31
                                       ----------------------      ----------------------
                                         2000          1999          2000          1999
                                       --------      --------      --------      --------


Net Sales                              $221,480      $249,818      $443,323      $444,261
                                       --------      --------      --------      --------

Operating Costs and Expenses:
Cost of products sold (exclusive
  of depreciation)                      175,829       197,757       353,397       349,503
Selling and administrative               19,189        19,721        38,403        37,985
Depreciation                             12,073        11,953        24,385        22,065
Amortization of intangibles               4,124         4,395         8,261         8,415
Management compensation - special         1,560            --         1,560            --
Proceeds from insurance settlement           --            --       (16,000)           --
Gain on sales of divisions               (4,333)           --       (14,309)           --
Gain on sales of assets                    (226)           23          (388)          (11)
                                       --------      --------      --------      --------
                                        208,216       233,849       395,309       417,957
                                       --------      --------      --------      --------

Operating Income                         13,264        15,969        48,014        26,304

Interest expense                        (11,697)      (12,107)      (24,719)      (23,449)
Other income(expense)                      (246)          157          (377)          326
                                       --------      --------      --------      --------

Income Before Taxes                       1,321         4,019        22,918         3,181

Income Taxes                              2,750         1,650        13,750         1,950
                                       --------      --------      --------      --------

Net Income (Loss)                      $ (1,429)     $  2,369      $  9,168      $  1,231
                                       ========      ========      ========      ========

Income (Loss) Applicable to
  Common Shareholders                  $ (4,224)     $   (263)     $  3,413      $ (3,903)
                                       ========      ========      ========      ========

Income (Loss) per Common Share         $  (4.22)     $   (.26)     $   3.41      $  (3.90)
                                       ========      ========      ========      ========

Comprehensive Income (Loss)            $ (1,847)     $    617      $  7,732      $ (1,492)
                                       ========      ========      ========      ========

See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                     May 31     November 30
ASSETS                                                2000         1999
                                                    --------     --------

CURRENT ASSETS
  Cash and cash equivalents                         $ 11,282     $ 10,071
  Receivables, less allowances                       122,575      122,499
  Inventories:
    Raw materials and supplies                        47,142       46,448
    Work in process                                   31,914       27,669
    Finished goods                                    15,785       16,382
                                                    --------     --------
                                                      94,841       90,499
  Net assets of operations to be sold                  2,697       64,201
  Prepaid expenses                                    10,804        7,063
  Deferred income taxes                               14,565       16,665
                                                    --------     --------

        Total current assets                         256,764      310,998
                                                    --------     --------

PROPERTY, PLANT AND EQUIPMENT                        331,496      319,778
  Less accumulated depreciation                       86,701       67,318
                                                    --------     --------
        Net property, plant and equipment            244,795      252,460
                                                    --------     --------


EXCESS OF ACQUIRED NET ASSETS OVER COST, net of
 accumulated amortization of $34,130 and
 $26,212, respectively                               204,163      205,565
                                                    --------     --------


OTHER ASSETS                                          70,297       72,977
                                                    --------     --------

        Total Assets                                $776,019     $842,000
                                                    ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $ 57,902     $ 50,588
  Long-term debt - current portion                    82,277       86,318
  Income taxes                                        10,728        2,291
  Other current liabilities                           64,410       63,869
                                                    --------     --------
        Total current liabilities                    215,317      203,066

LONG-TERM DEBT - less current portion                371,316      457,761

DEFERRED INCOME TAXES                                 10,086       10,086

OTHER LONG-TERM LIABILITIES                           24,301       23,820
                                                    --------     --------

        Total Liabilities                            621,020      694,733
                                                    --------     --------

11-3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE
 PREFERRED STOCK; authorized 50,000 shares;
 issued and outstanding 14,191 shares                103,711       97,956
                                                    --------     --------

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                       May 31      November 30
                                                        2000          1999
                                                      --------      --------

SHAREHOLDERS' EQUITY
  Class A Common stock, authorized 625,001 shares,
    $.01 par value each; issued and outstanding
    625,001 shares                                           6             6

  Class B Common stock, authorized 374,999 shares,
    $.01 par value each; issued and outstanding
    374,999 shares                                           4             4

  Additional paid-in capital                            99,991        99,991
  Deficit                                              (46,489)      (49,902)
  Other comprehensive income                            (2,224)         (788)
                                                      --------      --------

        Total Shareholders' Equity                      51,288        49,311
                                                      --------      --------

        Total Liabilities and Shareholders' Equity    $776,019      $842,000
                                                      ========      ========

See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                          Six Months Ended
                                                                May 31
                                                      -------------------------
                                                         2000            1999
                                                      --------         --------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  9,168         $  1,231
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
         Depreciation and amortization                  34,262           31,876
         Gain on sales of divisions                    (14,309)              --
         Changes in assets and liabilities,
          net of effect of acquisitions and
          divestitures:
            Receivables                                  2,728            9,010
            Inventories                                 (3,074)          (6,883)
            Accounts payable                             6,315           (7,755)
            Accrued liabilities                        (11,593)          (2,352)
            Other                                        7,487           (3,645)
                                                      --------         --------


              Net cash provided by
              operating activities                      30,984           21,482
                                                      --------         --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of divisions                     83,880           12,400
   Acquisition                                          (6,839)         (60,168)
   Capital expenditures                                (17,767)         (24,400)
   Other                                                 1,445             (592)
                                                      --------         --------
               Net cash provided by (used in)
               investing activities                     60,719          (72,760)
                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                          (7,315)         (13,469)
   Net borrowings (repayments) under revolving
     credit agreements                                 (82,398)          63,054
   Other                                                  (779)            (675)
                                                      --------         --------
              Net cash provided by (used in)
              financing activities                     (90,492)          48,910
                                                      --------         --------

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)



                                                          Six Months Ended
                                                               May 31
                                                      ------------------------
                                                        2000            1999
                                                      --------        --------


Net increase (decrease) in cash and
 cash equivalents                                        1,211          (2,368)

Cash and cash equivalents, beginning of period          10,071          13,681
                                                      --------        --------
Cash and cash equivalents, end of period              $ 11,282        $ 11,313
                                                      ========        ========



Supplemental cash flow information:                     2000                1999
                                                        ----                ----

 Cash paid during the three months ended May 31:
     Interest paid                                     $15,976             $16,047
     Income taxes paid, net                            $ 2,984             $ 3,220


      Cash paid during the six months ended May 31:
          Interest paid                                $23,361             $21,559
          Income taxes paid, net                       $ 3,255             $ 7,998

See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.  BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited consolidated financial statements of Eagle-Picher Holdings, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included for the fiscal year ended November 30, 1999 presented in the Company's Form 10-K filed with the SEC on February 28, 2000.

      The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three months and six months ended May 31, 2000 and 1999. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.


B.  BASIC EARNINGS PER SHARE

      The calculation of net income (loss) per share is based upon the average number of common shares outstanding, which was 1,000,000 in the three months and six months ended May 31, 2000 and 1999. The net loss applicable to common shareholders represents the net income reduced by, or the net loss increased by, accreted dividends on preferred stock of $2.8 million and $2.6 million for the three months ended May 31, 2000 and 1999, respectively, and $5.8 and $5.1 for the six months ended May 31, 2000 and 1999, respectively. No potential common stock was outstanding during the three months ended May 31, 2000 or 1999.


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

      Effective March 15, 2000, the Company elected to exercise its warrant using a "cashless exercise" feature where the Company will acquire fewer than four million shares of stock and pay for such shares by surrendering a portion of the warrant. The number of shares the Company will receive is currently being negotiated; however, it is expected to be in excess of 3.1 million shares. This investment was accounted for using the equity method.

      On June 30, 2000, the Company acquired the stock of BlueStar Battery Systems Corporation, a Canadian corporation, for $4.9 million which was financed from the Company's revolving credit facility. This acquisition will be accounted for as a purchase.

      The proforma effects of these acquisitions will not be material to the Company's operations for 2000 and 1999.


      On September 1, 1999, the Board of Directors approved a plan to explore the sale of several smaller divisions in order to focus on core businesses. On May 31, 2000, the

Company sold the assets of the Rubber Molding Division, including the stock of its Spanish subsidiary, Eagle-Picher Rubber Molding S.A. In the first quarter of 2000, the Company sold the assets of the Ross Aluminum Foundries Division ("Ross Aluminum") and the Michigan Automotive Research Corporation ("MARCO") and its interest in the common stock of both units of the Fluid Systems Division in three separate transactions. The aggregate net proceeds of all of the transactions, which were approximately $83.9 million, were used to reduce outstanding debt. The aggregate net gain of these transactions was approximately $14.3 million. Subsequent to the sale of the assets of MARCO, the corporate name of Michigan Automotive Research Corporation was changed to EPMR Corporation.


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

      Information about reported segment income or loss is as follows:

                                   Three Months Ended         Six Months Ended
                                         May 31                    May 31
                                   -------------------       -------------------
                                    2000         1999         2000         1999
                                   ------       ------       ------       ------

                                             (In millions of dollars)
Net Sales
  Automotive                       $131.1       $156.1       $273.9       $264.9
  Industrial                         90.4         93.7        169.4        179.4
                                   ------       ------       ------       ------
    Total                          $221.5       $249.8       $443.3       $444.3
                                   ======       ======       ======       ======

Income (Loss) Before Taxes:
  Automotive                       $  6.7       $  5.4       $ 17.0       $  7.9
  Industrial                           .5           .6          (.3)        (1.6)
  Corporate                          (5.9)        (2.0)         7.5         (4.4)
                                   ------       ------       ------       ------
    Total                          $  1.3       $  4.0       $ 22.9       $  3.2
                                   ======       ======       ======       ======

      As previously mentioned, the Company sold its Ross Aluminum, MARCO and Fluid Systems Divisions in the first quarter of 2000 and its Rubber Molding Division in the second quarter of 2000. All were included in the Automotive Segment. The net assets of these divisions, which were included in the caption "Net assets of operations to be sold," were $59.1 million as of November 30, 1999.

      The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) as of November 30, 1999. Additional information about reported segment income or loss for the year ended November 30, 1999 in a format consistent with presenta-tion under SFAS 131 is as follows:



                                      Nine Months      Twelve Months
                                         Ended             Ended
                                    August 31, 1999  November 30, 1999
                                    ---------------  -----------------

Net Sales:
  Automotive                            $405.7            $553.2
  Industrial                             269.9             360.1
                                        ------            ------
    Total                               $675.6            $913.3
                                        ======            ======

Income (Loss) Before Taxes:
  Automotive                            $  8.3            $ (3.3)
  Industrial                                .3              (7.1)
  Corporate                               (7.1)            (10.0)
                                        ------            ------
    Total                               $  1.5            $(20.4)
                                        ======            ======


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

                          EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                        THREE MONTHS ENDED MAY 31, 2000

                                                             GUARANTORS
                                                 -------------------------------------    NON-GUARANTORS
                                                            EAGLE-PICHER    SUBSIDIARY       FOREIGN
                                                 ISSUER    HOLDINGS, INC.   GUARANTORS     SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                 ------    --------------   ----------     ------------    ------------     -----
                                                                             (IN THOUSANDS OF DOLLARS)
 Net Sales
    Customers                                    $45,980       $  --         $153,068         $22,432        $   --        $221,480
    Intercompany                                   3,963          --            4,493           2,742         (11,198)         --

Operating Costs and Expenses:
    Cost of products sold (exclusive of
     depreciation)                                38,166          --          127,984          20,851         (11,172)      175,829
    Selling and administrative                    11,270             2          5,496           2,421            --          19,189
    Management compensation                        1,560          --             --              --              --           1,560
    Intercompany charges                          (3,298)         --            3,298            --              --            --
    Depreciation                                   2,868          --            8,282             923            --          12,073
    Amortization of intangibles                    1,104          --            2,780             240            --           4,124
    (Gain) loss on sales of divisions             (1,100)         --             --            (3,233)           --          (4,333)
    (Gain) loss on sales of assets                   (34)         --             (202)             10            --            (226)
                                                 -------       -------       --------         -------        --------      --------
        Total                                     50,536             2        147,638          21,212         (11,172)      208,216
                                                 -------       -------       --------         -------        --------      --------

Operating Income (Loss)                             (593)           (2)         9,923           3,962             (26)       13,264

Other Income (Expense)
    Interest expense                              (4,017)         --           (7,045)         (1,132)            497       (11,697)
    Other income (expense)                           174          --              532            (455)           (497)         (246)
    Equity in earnings of
     consolidated subsidiaries                     3,500        (1,427)           419            --            (2,492)         --
                                                 -------       -------       --------         -------        --------      --------

Income (Loss) Before Taxes                          (936)       (1,429)         3,829           2,375          (2,518)        1,321

Income Taxes (Benefit)                                46          --            3,180            (476)           --           2,750
                                                 -------       -------       --------         -------        --------      --------

Net Income (Loss)                                $  (982)      $(1,429)      $    649         $ 2,851        $ (2,518)     $ (1,429)
                                                 =======       =======       ========         =======        ========      ========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                          SIX MONTHS ENDED MAY 31, 2000


                                                                 GUARANTORS
                                                        --------------------------   NON-GUARANTORS
                                                         EAGLE-PICHER   SUBSIDIARY      FOREIGN
                                              ISSUER    HOLDINGS, INC.  GUARANTORS    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                              ------    --------------  ----------    ------------   ------------       -----
                                                                        (IN THOUSANDS OF DOLLARS)
 Net Sales
   Customers                                 $ 90,146       $ --         $295,039       $ 58,138       $   --         $443,323
   Intercompany                                 8,128         --            7,048          5,159        (20,335)          --

Operating Costs and Expenses:
   Cost of products sold (exclusive of
    depreciation)                              75,080         --          244,065         54,509        (20,257)       353,397
   Selling and administrative                  21,278            7         11,672          5,484            (38)        38,403
   Management compensation                      1,560         --             --             --             --            1,560
   Intercompany charges                        (6,692)        --            6,691            (37)            38           --
   Depreciation                                 5,677         --           16,322          2,386           --           24,385
   Amortization of intangibles                  2,259         --            5,522            480           --            8,261
   Proceeds from insurance settlement         (16,000)        --             --             --             --          (16,000)
   (Gain) loss on sales of subsidiaries         1,260         --           (3,976)       (11,593)          --          (14,309)
   (Gain) loss on sales of assets                 (34)        --             (394)             7             33           (388)
                                             --------       ------       --------       --------       --------       --------
      Total                                    84,388            7        279,902         51,236        (20,224)       395,309
                                             --------       ------       --------       --------       --------       --------

Operating Income (Loss)                        13,886           (7)        22,185         12,061           (111)        48,014

Other Income (Expense)
   Interest expense                            (8,683)        --          (14,500)        (2,639)         1,103        (24,719)
   Other income (expense)                         403         --            1,058           (735)        (1,103)          (377)
   Equity in earnings of
    consolidated subsidiaries                  12,614        9,175            770           --          (22,559)          --
                                             --------       ------       --------       --------       --------       --------

Income (Loss) Before Taxes                     18,220        9,168          9,513          8,687        (22,670)        22,918

Income Taxes                                    8,164         --            5,465            121           --           13,750
                                             --------       ------       --------       --------       --------       --------

Net Income (Loss)                            $ 10,056       $9,168       $  4,048       $  8,566       $(22,670)      $  9,168
                                             ========       ======       ========       ========       ========       ========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                               AS OF MAY 31, 2000

                                                                        GUARANTORS
                                                             ---------------------------  NON-GUARANTORS
                                                              EAGLE-PICHER    SUBSIDIARY     FOREIGN
                                                    ISSUER   HOLDINGS, INC.   GUARANTORS   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                    ------   --------------   ----------   ------------   ------------      -----
                                                                              (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents                         $  4,409       $      1      $    743      $ 5,943       $     186       $ 11,282
Receivables, net                                     2,767           --          94,272       25,536            --          122,575
Intercompany accounts receivable                    14,577           --           5,947          221         (20,745)          --
Inventories                                         25,902           --          60,438        9,730          (1,229)        94,841
Net assets of operations to be sold                  2,697           --            --           --              --            2,697
Prepaid expenses                                     1,639           --           7,145        2,020            --           10,804
Deferred income taxes                               14,565           --            --           --              --           14,565
                                                  --------       --------      --------      -------       ---------       --------
          Total current assets                      66,556              1       168,545       43,450         (21,788)       256,764

Property, Plant & Equipment, net                    37,412           --         181,310       26,106             (33)       244,795

Investment in subsidiaries                         121,241        157,229         7,602         --          (286,072)          --

Excess of Acquired Net Assets Over Cost, net        48,881           --         143,047       12,235            --          204,163

Other Assets                                        54,559           --          21,466          328          (6,056)        70,297
                                                  --------       --------      --------      -------       ---------       --------

        Total Assets                              $328,649       $157,230      $521,970      $82,119       $(313,949)      $776,019
                                                  ========       ========      ========      =======       =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                  $ 21,774       $   --        $ 41,056      $(4,928)      $    --         $ 57,902
Intercompany accounts payable                           46           --             144       20,148         (20,338)          --
Long-term debt - current portion                    26,607           --          54,500        1,670            (500)        82,277
Income taxes                                        10,583           --            --            145            --           10,728
Other current liabilities                           36,556           --          21,510        6,344            --           64,410
                                                  --------       --------      --------      -------       ---------       --------
          Total current liabilities                 95,566           --         117,210       23,379         (20,838)       215,317

Long-term Debt - less current portion              368,986           --           5,557        2,330          (5,557)       371,316

Deferred Income Taxes                               10,086           --            --           --              --           10,086

Other Long-Term Liabilities                         22,712             12         1,000          579              (2)        24,301
                                                  --------       --------      --------      -------       ---------       --------

          Total Liabilities                        497,350             12       123,767       26,288         (26,397)       621,020

Intercompany Accounts                              315,765)          --         296,512       29,782         (10,529)          --

11 3/4% Cumulative Redeemable
          Exchangeable Preferred Stock                --          103,711          --           --              --          103,711

Shareholders' Equity                               147,064         53,507       101,691       26,049        (277,023)        51,288
                                                  --------       --------      --------      -------       ---------       --------

         Total Liabilities & Equity               $328,649       $157,230      $521,970      $82,119       $(313,949)      $776,019
                                                  ========       ========      ========      =======       =========       ========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                          SIX MONTHS ENDED MAY 31, 2000



                                                                      GUARANTORS
                                                             --------------------------  NON-GUARANTORS
                                                              EAGLE-PICHER   SUBSIDIARY     FOREIGN
                                                    ISSUER   HOLDINGS, INC.  GUARANTORS   SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                    ------   --------------  ----------   ------------  ------------      -----
                                                                        (IN THOUSANDS OF DOLLARS)
Cash Flows From Operating Activities:
Net Income (Loss)                                  $ 10,056      $ 9,168      $  4,048      $  8,566      $(22,670)     $  9,168
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Equity in earnings (loss) of consolidated
    subsidiaries                                    (12,614)      (9,175)         (770)         --          22,559          --
  Depreciation and amortization                       9,346         --          22,050         2,866          --          34,262
  (Gain) loss on sales of divisions                   1,260         --          (3,976)      (11,593)         --         (14,309)
  Changes in assets and liabilities, net of
    effect of acquisitions and divestitures          15,133            7         5,290       (12,037)       (6,530)        1,863
                                                   --------      -------      --------      --------      --------      --------

         Net cash provided by (used in)
                operating activities                 23,181         --          26,642       (12,198)       (6,641)       30,984
                                                   --------      -------      --------      --------      --------      --------

Cash Flows From Investing Activities:
Proceeds from sales of divisions                     45,834         --          10,430        27,616          --          83,880
Acquisition of division                                --           --          (6,839)         --            --          (6,839)
Capital expenditures                                   (853)        --         (13,666)       (3,248)         --         (17,767)
Other                                                 2,264         --             372          (503)         (688)        1,445
                                                   --------      -------      --------      --------      --------      --------

         Net cash provided by (used in)
                investing activities                 47,245         --          (9,703)       23,865          (688)       60,719
                                                   --------      -------      --------      --------      --------      --------

Cash Flows From Financing Activities:
Reduction of long-term debt                          (7,315)        --            --            --            --          (7,315)
Net borrowings(repayments)under revolving
  credit agreements                                 (63,000)        --          (9,250)      (10,148)         --         (82,398)
Other                                                    (6)        --            --            (773)         --            (779)
                                                   --------      -------      --------      --------      --------      --------

         Net cash financing activities              (70,321)        --          (9,250)      (10,921)         --         (90,492)
                                                   --------      -------      --------      --------      --------      --------


Increase (decrease) in cash                             105         --           7,689           746        (7,329)        1,211

Intercompany accounts                                   240         --          (7,816)          109         7,467          --

Cash and cash equivalents,
  beginning of period                                 4,064            1           870         5,088            48        10,071
                                                   --------      -------      --------      --------      --------      --------

Cash and cash equivalents,
  end of period                                    $  4,409      $     1      $    743      $  5,943      $    186      $ 11,282
                                                   ========      =======      ========      ========      ========      ========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                         THREE MONTHS ENDED MAY 31, 1999

                                                        GUARANTORS
                                                -------------------------  NON-GUARANTORS
                                                 EAGLE-PICHER  SUBSIDIARY      FOREIGN
                                        ISSUER  HOLDINGS, INC. GUARANTORS   SUBSIDIARIES  ELIMINATIONS    TOTAL
                                        ------  -------------- ----------   ------------  ------------    -----
                                                              (IN THOUSANDS OF DOLLARS)
 Net Sales
   Customers                            $58,820      $ --       $164,172      $26,826      $   --        $249,818
   Intercompany                           4,033        --          1,945        2,092        (8,070)         --

Operating Costs and Expenses:
   Cost of products sold (exclusive
      of depreciation)                   46,420        --        134,260       25,190        (8,113)      197,757
   Selling and administrative            11,052        --          6,144        2,565           (40)       19,721
   Intercompany charges                  (2,839)       --          2,838          (46)           47          --
   Depreciation                           2,921        --          7,789        1,243          --          11,953
   Amortization of intangibles            1,759        --          2,393          243          --           4,395
   (Gain) loss on sale of assets             (6)       --             12           17          --              23
                                        -------      ------     --------      -------      --------      --------
                      Total              59,307        --        153,436       29,212        (8,106)      233,849
                                        -------      ------     --------      -------      --------      --------

Operating Income (Loss)                   3,546        --         12,681         (294)           36        15,969

Other Income (Expense)
   Interest expense                      11,810)       --            (73)        (224)         --         (12,107)
   Other income (expense)                   398        --           --           (241)         --             157
   Equity in earnings of
      consolidated subsidiaries           7,982       2,369          254         --         (10,605)         --
                                        -------      ------     --------      -------      --------      --------

Income (Loss) Before Taxes                  116       2,369       12,862         (759)      (10,569)        4,019

Income taxes (benefit)                   (2,471)       --          3,916          205          --           1,650
                                        -------      ------     --------      -------      --------      --------

Net Income (Loss)                       $ 2,587      $2,369     $  8,946      $  (964)     $(10,569)     $  2,369
                                        =======      ======     ========      =======      ========      ========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                          SIX MONTHS ENDED MAY 31, 1999

                                                             GUARANTORS
                                                    --------------------------  NON-GUARANTORS
                                                     EAGLE-PICHER   SUBSIDIARY     FOREIGN
                                           ISSUER   HOLDINGS, INC.  GUARANTORS   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                           ------   --------------  ----------   ------------   ------------      -----
                                                                    (IN THOUSANDS OF DOLLARS)
Net Sales
    Customers                             $109,803       $ --        $280,921       $53,537       $   --         $444,261
    Intercompany                             7,145         --           4,579         3,971        (15,695)          --

Operating Costs and Expenses:
    Cost of products sold (exclusive
       of depreciation)                     86,826         --         229,000        49,450        (15,773)       349,503
    Selling and administrative              21,469         --          11,486         5,134           (104)        37,985
    Intercompany charges                    (5,196)        --           5,195          (111)           112           --
    Depreciation                             5,837         --          13,835         2,393           --           22,065
    Amortization of intangibles              3,144         --           4,786           485           --            8,415
    (Gain) loss on sale of assets              (16)        --            --               5           --              (11)
                                          --------       ------      --------       -------       --------       --------
        Total                              112,064         --         264,302        57,356        (15,765)       417,957
                                          --------       ------      --------       -------       --------       --------

Operating Income                             4,884         --          21,198           152             70         26,304

Other Income (Expense)
    Interest expense                       (22,982)        --             (73)         (394)          --          (23,449)
    Other income (expense)                     545         --              36          (255)          --              326
    Equity in earnings of
       consolidated subsidiaries            13,826        1,231           260          --          (15,317)          --
                                          --------       ------      --------       -------       --------       --------

Income (Loss) Before Taxes                  (3,727)       1,231        21,421          (497)       (15,247)         3,181

Income taxes (benefit)                      (5,148)        --           6,329           769           --            1,950
                                          --------       ------      --------       -------       --------       --------

Net Income (Loss)                         $  1,421       $1,231      $ 15,092       $(1,266)      $(15,247)      $  1,231
                                          ========       ======      ========       =======       ========       ========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                             AS OF NOVEMBER 30, 1999


                                                                      GUARANTORS
                                                             --------------------------  NON-GUARANTORS
                                                              EAGLE-PICHER   SUBSIDIARY     FOREIGN
                                                   ISSUER    HOLDINGS, INC.  GUARANTORS   SUBSIDIARIES  ELIMINATIONS       TOTAL
                                                   ------    --------------  ----------   ------------  ------------       -----
                                                                             (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents                         $  4,064       $      1      $    870      $ 5,088      $      48       $ 10,071
Receivables, net                                    13,428           --          92,721       16,350           --          122,499
Intercompany accounts receivable                     8,368           --          12,255          455        (21,078)          --
Inventories                                         24,211           --          57,014       10,618         (1,344)        90,499
Net assets of operations to be sold                 46,641           --           6,839       10,721           --           64,201
Prepaid expenses                                     1,783           --           4,355          925           --            7,063
Deferred income taxes                               16,665           --            --           --             --           16,665
                                                  --------       --------      --------      -------      ---------       --------
          Total current assets                     115,160              1       174,054       44,157        (22,374)       310,998

Property, Plant & Equipment, net                    42,001           --         184,295       26,197            (33)       252,460

Investment in Subsidiaries                         109,009        148,054         6,834         --         (263,897)          --

Excess of Acquired Net Assets Over Cost, net        50,799           --         142,051       12,715           --          205,565

Other Assets                                        49,460           --          22,859          625             33         72,977
                                                  --------       --------      --------      -------      ---------       --------

     Total Assets                                 $366,429       $148,055      $530,093      $83,694      $(286,271)      $842,000
                                                  ========       ========      ========      =======      =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                  $  9,928       $   --        $ 35,837      $ 4,823           --         $ 50,588
Intercompany accounts payable                          124           --            --          7,588         (7,712)          --
Long-term debt - current portion                    16,374           --          63,750        6,194           --           86,318
Income taxes                                         1,826           --            --            465           --            2,291
Other current liabilities                           37,870           --          22,970        3,486           (457)        63,869
                                                  --------       --------      --------      -------      ---------       --------
          Total current liabilities                 66,122           --         122,557       22,556         (8,169)       203,066

Long-term Debt - less current portion              449,534           --           7,836        8,227         (7,836)       457,761

Deferred Income Taxes                               10,086           --            --           --             --           10,086

Other Long-Term Liabilities                         23,047              5          --            768           --           23,820
                                                  --------       --------      --------      -------      ---------       --------

          Total liabilities                        548,789              5       130,393       31,551        (16,005)       694,733

Intercompany Accounts                              344,941)          --         324,500       36,660        (16,219)          --

11 3/4% Cumulative Redeemable
          Exchangeable Preferred Stock                --           97,956          --           --             --           97,956

Shareholders' Equity                               162,581         50,094        75,200       15,483       (254,047)        49,311
                                                  --------       --------      --------      -------      ---------       --------

         Total Liabilities and Shareholders'
                 Equity                           $366,429       $148,055      $530,093      $83,694      $(286,271)      $842,000
                                                  ========       ========      ========      =======      =========       ========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                          SIX MONTHS ENDED MAY 31, 1999

                                                                    GUARANTORS
                                                           ---------------------------  NON-GUARANTORS
                                                            EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                                 ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES  ELIMINATIONS       TOTAL
                                                 ------    --------------   ----------    ------------  ------------       -----
                                                                     (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                $  1,421       $1,231       $ 15,092       $(1,266)      $(15,247)      $  1,231
Adjustments to reconcile net income
    (loss) to cash provided by (used in)
    operating activities:
    Equity in earnings of consolidated
     subsidiaries                                 (13,826)      (1,231)          (260)         --           15,317           --
    Depreciation and amortization                  10,377         --           18,621         2,878           --           31,876
    Changes in assets and liabilities,
       net of effect of acquisitions
       and divestitures                            (9,140)        --           (1,931)       (1,124)           570        (11,625)
                                                 --------       ------       --------       -------       --------       --------

    Net cash provided by (used in)
       operating activities                       (11,168)        --           31,522           488            640         21,482
                                                 --------       ------       --------       -------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of division                     12,400         --             --            --             --           12,400
Acquisition of division                              --           --          (60,168)         --             --          (60,168)
Capital expenditures                               (2,599)        --          (16,165)       (5,636)          --          (24,400)
Other                                                (682)        --               51          (416)           455           (592)
                                                 --------       ------       --------       -------       --------       --------

    Net cash provided by (used in)
       investing activities                         9,119         --          (76,282)       (6,052)           455        (72,760)
                                                 --------       ------       --------       -------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt                       (13,469)        --             --            --             --          (13,469)
Borrowings (repayments) on revolving
    credit agreement                               59,175         --             --            --             --           59,175
Other                                                 (54)        --             --           3,258           --            3,204
                                                 --------       ------       --------       -------       --------       --------

    Net cash provided by financing
     activities                                    45,652         --             --           3,258           --           48,910
                                                 --------       ------       --------       -------       --------       --------

Increase (decrease) in cash and
    cash equivalents                               43,603         --          (44,760)       (2,306)         1,095         (2,368)

Intercompany accounts                             (46,689)        --           46,632         1,145         (1,088)          --

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                             7,464            1            712         5,125            379         13,681
                                                 --------       ------       --------       -------       --------       --------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                $  4,378       $    1       $  2,584       $ 3,964       $    386       $ 11,313
                                                 ========       ======       ========       =======       ========       ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company conducts its business through Eagle-Picher Industries, Inc., ("Subsidiary"), a diversified manufacturing, mining and technology company. The Subsidiary conducts its business through both unincorporated divisions and separately incorporated subsidiaries, both of which are referred to herein as divisions. The Subsidiary is the Company's only subsidiary, therefore, the Company's results of operations and cash flow approximate those of the Subsidiary. References herein will be to the Company, except for instances where it is more appropriate to specifically refer to the Subsidiary.

         Please refer to Note F. contained in Item 1. of this report regarding Segment Reporting.

         Net Sales. The Company's net sales were $221.5 million in the three months ended May 31, 2000 compared to $249.8 million in the comparable period of 1999, a decrease of 11.3%. The primary reasons for the decline are the effect of the sales of the Ross Aluminum, MARCO and Fluid Systems Divisions in the first quarter of 2000 and declines in the sales of the Industrial Group discussed below. Sales for the six months ended May 31, 2000 and 1999 were $443.3 million and $444.3 million, respectively, a decline of 0.2%. The decreases in 2000 relating to divestitures in the first quarter and weaker demand in the Industrial Group were offset by the inclusion of Carpenter Enterprises, Ltd., which was acquired as of March 1, 1999, in the full six months of 2000 compared to only the second quarter of 1999.

         Net sales of the Automotive Group declined 16.0% in the second quarter of 2000 compared to the same period in 1999, primarily due to the divestitures of the Ross Aluminum, MARCO and Fluid Systems Divisions, which were all automotive divisions, in the first quarter of 2000. Excluding the effects of the divestitures, automotive sales were off 1.7%. In the Automotive Group, the Company is under constant pressure from its customers to reduce prices. In addition, the products it manufactures become obsolete from time to time as customers change product designs and the Company must compete for replacement business. The growth in the Company's automotive component sales has been tempered by the discontinuation of certain customer programs. At the same time, the acquisition of Carpenter has expanded the Company's precision-machined automotive product lines and diversified its customer base. Sales for the six months ended May 31, 2000 were flat compared to the comparable period of 1999 as the addition of Carpenter in the second quarter of 1999 offset the decreases due to the divestitures in 2000.

         Net sales of the Industrial Group declined 3.5% in the second quarter of 2000 compared to the second quarter of 1999 and 5.5% in the six months ended May 31, 2000 compared to the same period in 1999. Demand for aerospace products in general has been soft, particularly satellites, as certain satellite programs have struggled following the failure of Iridium. In addition, demand for wheel-tractor scrapers has been weak in 2000 compared to 1999. Declines resulting from these items were somewhat offset by increases in sales resulting from increased demand for forklift trucks and large orders for boron products.

         Cost of Products Sold. Cost of products sold (excluding depreciation expense) was $175.8 million (79.4% of sales) in the second quarter of 2000 compared to $197.8 million (79.2% of sales) in the same period of 1999. As a percentage of sales, there was very little change. Cost of products sold for the six months ended May 31, 2000 was $353.4 million (79.7% of sales) compared to $349.5 million (78.7% of sales) in the same period of 1999. The percentage of sales is slightly higher in 2000 due to the inefficiencies experienced at the Fluid Systems Division in the first quarter of 2000. Also in the first quarter of 2000, operations manufacturing construction equipment experienced poor overhead absorption resulting from lower volumes and start-up costs for new programs.

         Selling and Administrative. Selling and administrative expenses were $19.2 million and $19.7 million in the second quarters of 2000 and 1999, respectively, and $38.4 million and $38.0 million in the six months ended May 31, 2000 and 1999, respectively. Declines due to the sales of the Ross Aluminum, MARCO and Fluid Systems Divisions in the first quarter of 2000 were offset by the costs of a long-term deferred compensation plan for managers.

         Depreciation. Depreciation expense was $12.1 million and $12.0 million in the second quarters of 2000 and 1999, respectively, and $24.4 million and $22.1 million in the six months ended May 31, 2000 and 1999, respectively. In accordance with purchase accounting, a company is allowed one year from the date of an acquisition to finalize its purchase price adjustments. Although Carpenter was acquired as of March 1, 1999, the appraisals necessary to adjust the property, plant and equipment to fair value were not completed and analyzed until November 30, 1999. Therefore, the depreciation expense in the second quarter of 1999 does not reflect the total depreciation related to Carpenter. In addition, depreciation increased in 2000 in divisions where significant capital expenditures were recently made, notably operations manufacturing precision-machined automotive parts and heavy-duty fork lift trucks. These increases were offset by the sale of the Ross Aluminum, Fluid Systems and MARCO divisions in the first quarter of 2000.

         Amortization of Intangibles. Amortization of intangibles was $4.1 million and $4.4 million in the second quarters of 2000 and 1999, respectively. The decrease in amortization is due to the write-off of goodwill associated with the divisions which were divested in the first quarter. Amortization of intangibles was $8.3 million and $8.4 million in the six months ended May 31, 2000 and 1999, respectively. Amortization of intangibles has declined in 2000, despite the acquisition of the Isonics assets, due to the reallocation of the Carpenter purchase price from goodwill to property, plant and equipment as previously discussed and the sale of the Ross Aluminum Division in the first quarter of 2000. In addition, goodwill related to another division held for sale had been deemed impaired as of November 30, 1999, and as such, had been written off at that time.

         Management Compensation - Special. Management compensation - special is severance related to the separation from employment of a senior executive.

         Proceeds from Insurance Settlement. The Company settled claims against a former insurer regarding environmental remediation costs for $16.0 million and received such proceeds in the first quarter of 2000.

         Gain on Sale of Divisions. On May 31, 2000, the Company sold the assets of the Rubber Molding Division, including the stock of its Spanish subsidiary, Eagle-Picher Rubber Molding S.A., for approximately $31.4 million, resulting in a gain of $4.3 million on the transaction. In addition, the Company sold the assets of its Ross Aluminum and MARCO Divisions and its interest in the common stock of its two subsidiaries which combined formed its Fluid Systems Division. The aggregate net proceeds of and gain on these transactions in the six months ended May 31, 2000 were approximately $83.9 million and $14.3 million, respectively.

         Interest Expense. Interest expense was $11.7 million and $12.1 million in the second quarters of 2000 and 1999, respectively. Interest expense was $24.7 million in the six months ended May 31, 2000 compared to $23.4 million for the same period in 1999. Despite higher interest rates on variable debt in 2000, interest expense in the second quarter of 2000 was lower than that of 1999 due to the application of the proceeds from the sales of the Ross Aluminum, MARCO and Fluid Systems Divisions in the first quarter of 2000 to debt.

         Income Before Taxes. Income before taxes was $1.3 million and $4.0 million in the second quarters of 2000 and 1999, respectively. Increases resulting from the gain on the sale of the Rubber Molding Division in the second quarter of 2000 were offset by results of that division that were lower than those in the second quarter of 1999 due to disruptions and activities of that sale transaction, reduced volumes of aerospace products and severance related to the separation from employment of a senior executive.

         Income before taxes was $22.9 million in the six months ended May 31, 2000 compared to $3.2 million in the same period of 1999. The incremental difference is comprised basically of the following items: 1) the receipt of $16.0 million of insurance proceeds in the first quarter of 2000; 2) the $14.3 million gain resulting from the sale of the Ross Aluminum, MARCO, Fluid Systems and Rubber Molding Divisions in 2000; 3) the reduction in income in 2000 from 1999 resulting from the sales of the Ross Aluminum, MARCO and Fluid Systems Divisions in the first quarter of 2000; 4) the effects of lower sales volumes and start-up costs in the Industrial Group as described below; and 5) severance relating to the termination of a senior executive.

         Income before taxes in the Automotive Group in the second quarters of 2000 and 1999 was $6.7 million and $5.4 million, respectively. Income before taxes for the six months ended May 31, 2000 was $17.0 million compared to $7.9 million for the same period in 1999. In the second quarter, increases resulting from the gain on the sale of the Rubber Molding Division of $4.3 million were somewhat offset by the results of that division that were lower than the second quarter of 1999 due to the disruptions and activities of that sale transaction. In addition, there were minor efficiency issues at one of the plants manufacturing precision-machined automotive parts. The effects of the purchase price allocation for the Carpenter acquisition described above and the effect of unfavorable exchange rates on the translation of results of European operations also had a negative impact on income before taxes in the Automotive Group. The gain on the sales of Divisions of $14.3 million in the six months ended May 31, 2000 was also partially offset by the items discussed above and by the reduction in income in 2000 from 1999 resulting from the sales of the Ross Aluminum, MARCO and Fluid Systems Divisions in the first quarter of 2000.

         Income before taxes in the Industrial Group was $0.5 million and $0.6 million in the second quarters of 2000 and 1999, respectively. Reduced volumes of aerospace products resulted in poorer absorption of overhead and lower operating margins. This decline was offset by lower interest costs in the Industrial Group due to lower net investment and increased operating income at the Minerals Division. The losses before taxes in the Industrial Group for the six months ended May 31, 2000 and 1999 were $1.6 million and $0.3 million. In addition to the items discussed in relation to the second quarter, there were start-up costs relating to the contract manufacturing of parts for construction equipment and poor overhead absorption due to low volumes of wheel-tractor scrapers which affected the results of the first six months of 2000.

         The corporate losses before taxes in the second quarters of 2000 and 1999 were $5.9 million and $2.0 million, respectively. Reasons for the larger loss include costs of a long-term deferred compensation plan for managers, severance costs relating to the separation from employment of a senior executive and increased amortization of financing costs relating to the implementation of the accounts receivable loan agreement in the third quarter of 1999. Corporate income before taxes for the six months ended May 31, 2000 was $7.5 million compared to a loss of $4.4 million in the same period of 1999. The same items which contributed to the increased loss in the second quarter also apply to the first six months of 2000. However, these items were offset by the $16.0 million insurance settlement. Generally, corporate losses before taxes exist because the Company does not allocate certain corporate expenses to its segments.

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

         Net Income (Loss). The net loss was $1.4 million in the three months ended May 31, 2000 compared to net income of $2.4 million in the three months ended May 31, 1999. Net income for the six months ended May 31, 2000 and 1999 was $9.2 million and $1.2 million, respectively. Factors contributing to the differences (discussed in detail above) include the effects of the acquisition of Carpenter in the second quarter of 1999, the effects of the divestitures of the Ross Aluminum, MARCO, Fluid Systems and Rubber Molding Divisions in 2000 ("Divested Divisions"), particularly the gain on the sale of those divisions, the insurance settlement in 2000 and increased interest costs resulting from higher interest rates in 2000.

         The loss applicable to common shareholders was increased to $4.2 million by dividends accreted on the 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") of $2.8 million in the three months ended May 31, 2000. The income applicable to common shareholders was reduced to $(.3) million by preferred stock dividends of $2.1 million in the three months ended May 31, 1999. Preferred stock dividends of $5.8 million and $5.1 million in the six months ended May 31, 2000 and 1999, respectively, reduced income applicable to common shareholders to $3.4 million and $(3.9) million, respectively.


LIQUIDITY AND CAPITAL RESOURCES


         The following are certain financial data regarding earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows and earnings to fixed charges and preferred stock dividends:

                                                                            Six Months Ended
                                                                                 May 31
                                                                         ----------------------
                                                                          2000             1999
                                                                         ------           -----
                                                                        (In millions of dollars)

        EBITDA                                                           $53.2            $58.1
        Cash provided by operating activities                             31.0             21.5
        Cash provided by (used in) investing activities                   60.7            (72.8)
        Cash provided by (used in) financing activities                  (90.5)            48.9
        Preferred stock dividends accreted                                 5.8              5.1
        Earnings/fixed charges and preferred stock dividends               1.55X             .93X

  EBITDA

         The Company's EBITDA is defined for purposes hereof as earnings before interest expense, income taxes, depreciation and amortization, certain one-time management compensation expenses and other non-cash items, such as gains and losses on sales of divisions. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or to cash flows from operating activities, as determined in accordance with GAAP, as a measure of the Company's operating performance or liquidity, respectively. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments.

         The Company's EBITDA for the six months ended May 31, 2000 was $53.2 million, compared to the EBITDA of the same period in 1999 of $58.1 million. Increases in EBITDA resulting primarily from the Carpenter acquisition were offset by decreases resulting from lower volumes of wheel tractor scrapers and aerospace products, and the results of operations and the timing of the sales of the Divested Divisions. Excluding the results of the Divested Divisions, EBITDA declined $3.1 million from the second quarter of 1999 to the comparable period in 2000. Reasons for this decline include lower volumes of aerospace products and inefficiencies at a plant manufacturing precision-machined automotive parts as well as slightly-lower volumes in certain precision-machined product lines.

Operating Activities

         Cash provided by operating activities was $31.0 million and $21.5 million for the six months ended May 31, 2000 and 1999, respectively, and consisted of the following:

                                                 Six Months Ended May 31
                                                 -----------------------
                                                     2000        1999
                                                     ----        ----

                                                (in millions of dollars)

                Income (loss) before taxes          $22.9       $3.1
                Depreciation and amortization,
                  excluding amortization of
                  deferred financing costs           32.6       30.5
                Gain on sales of divisions          (14.3)         -
                Add back interest expense            24.7       23.5
                Interest paid                       (23.3)     (21.5)

                Income taxes paid, net               (3.2)      (8.0)
                Working capital and other            (8.4)      (6.1)
                                                    -----      -----
                                                    $31.0      $21.5
                                                    =====      =====

         See "Results of Operations" for discussions concerning income (loss) before taxes, depreciation and amortization, gain on sales of divisions and interest expense.

         Interest paid increased in 2000 due to the acquisition of Carpenter in the second quarter of 1999 and higher interest rates in 2000. Differences between interest expense and interest paid result primarily from amortization of deferred financing costs.

         The Company determined that no Federal income tax extension payment was needed in 2000 for the tax year ended November 30, 1999. Income taxes paid in 2000 relating to the tax year ended November 30, 2000 were somewhat offset by a refund of income taxes in Germany. A portion of the Federal income tax liability associated with the tax year ended November 30, 1998 was paid in fiscal year 1999.

         Generally, working capital management was better in 2000 than in 1999, however this was offset by the collection of a receivable in 1999 related to the sale of a division and by payments made in 2000 for bonuses related to the acquisition of the Company in 1998, several bankruptcy claims and post-closing expenses of divisions sold.


Investing Activities

         Cash provided by investing activities was $60.7 million in the six months ended May 2000. Cash used in investing activities was $72.8 million in the six months ended May 31, 1999. In the first six months of 2000, the Company sold its Ross Aluminum, MARCO, Fluid Systems and Rubber Molding Divisions. The aggregate net proceeds of these transactions were $83.9 million. Early in the first quarter of 1999, the Company received $12.4 million in cash relating to the sale of the Trim Division.

         On December 1, 1999, the Company acquired the assets of the depleted zinc business of Isonics, which required $6.7 million cash at the closing. This acquisition was financed from the Company's revolving credit facility. Additional payments totaling $1.5 million are due over the next three years provided certain contingencies are met. The Company also negotiated a warrant to acquire four million shares of common stock of Isonics in exchange for materials to be delivered in 2000. Effective March 15, 2000, the Company elected to exercise its warrant using a "cashless exercise" feature, where the Company will acquire fewer than four million shares of stock and pay for such shares by surrendering a portion of the warrant. The number of shares the Company will receive is currently being negotiated; however it is expected to be in excess of 3.1 million shares. The Company's cash requirement for the acquisition of Carpenter in the second quarter of 1999 was $60.2 million, including transaction costs. In addition, the Company also assumed $12.4 million in debt which was not refinanced.

         Capital expenditures were $17.8 million and $24.4 million in the six months ended May 31, 2000 and 1999, respectively. Other than a small plant expansion in 1999, these expenditures generally related to capital needed for new programs and to maintain existing business. The Credit Agreement currently limits capital expenditures to $50 million annually and the Company does not expect that capital expenditures will exceed this amount in 2000.

Financing Activities

         Cash used in financing activities was $90.5 million in the first six months of 2000, due primarily to repayments of loans under the various credit agreements. The proceeds of the division sales and the insurance proceeds were used to repay outstanding debt. Cash provided by financing activities was $48.9 million for the comparable period in 1999. The Company's borrowings to finance the acquisition of Carpenter were in excess of regularly scheduled debt payments and the 1998 excess cash flow payment required by the Credit Agreement in that period.


Earnings to Fixed Charges and Preferred Stock Dividends

         The ratio of earnings to fixed charges and preferred stock dividends for the six months ended May 31 was 1.55X in 2000 and .93X in 1999. In 1999, earnings were insufficient to cover fixed charges and preferred stock dividends by $2.0 million. The increase in 2000 is due primarily to the receipt of insurance proceeds and the gain on sales of divisions. If these items were excluded from income before taxes, the ratio of earnings to fixed charges and preferred stock dividends would have been .58X and earnings would have been insufficient to cover fixed charges and preferred stock dividends by $13.1 million. The resulting decrease from .93X to .58X is due to increased interest resulting from the Carpenter Acquisition and higher interest rates coupled with flat or declining operating results as discussed in "Results of Operations."


Liquidity and Capital Resources

         The revolving facility under the Credit Agreement of $220.0 million is available for both borrowings and the issuance of letters of credit. At May 31, 2000 the Company had outstanding borrowings and letters of credit under the Facility of $73.0 million and $52.3 million, respectively, leaving the Company with available borrowing capacity of $94.7 million. The receipt of the insurance proceeds and the proceeds of the division sales improved the Company's liquidity since November 30, 1999. In addition, the borrowings outstanding on the Company's European lines of credit were substantially reduced with the proceeds of the sale of the Fluid Systems Division. The Company also has an accounts receivable loan agreement ("Receivables Agreement") which has a term of 364 days and which is expected to be renewed over the term of the Credit Agreement. The Company was in compliance with the covenants of all of its credit facilities, including its Credit Agreement and Subordinated Notes, at May 31, 2000.

         Excluding the Receivables Agreement, scheduled debt repayments are $8.9 million in the remaining six months of 2000. In addition to scheduled debt repayments, the Company elected to redeem an $8.0 million industrial revenue bond which had an original maturity date in 2012. No penalties were incurred for this transaction and there was no impact on the Company's liquidity since the letter of credit securing the outstanding industrial revenue bond against the Company's revolving credit facility was canceled. The Credit Agreement, as amended, requires the Company to make mandatory repayments of 50% of annual cash flow as defined by the Credit Agreement, the net proceeds from sales of assets (subject to certain conditions), the proceeds of new debt issued and 50% of the net proceeds of any equity issued. No excess cash flow payment is due in 2000 for the year ended November 30, 1999 and the proceeds from the sales of the Divested Divisions are not required to be used to repay debt if such proceeds are used to purchase assets within the period specified in the Credit Agreement. Scheduled debt payments under the Credit Agreement and the industrial revenue bonds for 2001 and 2002 are $20.8 million and $25.6 million, respectively.

         On June 30, the Company acquired the stock of BlueStar Battery Systems Corporation for $4.9 million. The acquisition was financed from the Company's revolving credit facility.

         The Subsidiary has reached an agreement in principle to settle the last remaining claim from its chapter 11 reorganization. It is anticipated the second and final bankruptcy distribution of approximately $11.3 million will be made in 2000, after the settlement of this last claim is final.

         Cash and cash equivalents were $11.3 million at May 31, 2000. The Company estimates that it needs approximately $8.0 million to $10.0 million in cash for operations. The Company's liquidity needs are primarily for debt service and capital maintenance. The Company believes that its cash flows from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company's expenditures and service its indebtedness, the Company would be required to raise additional funds.


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

         The Company has both operating divisions and domestic export customers located in Europe. In 1999, combined revenues from these sources were approximately 11% of total revenues. The Company has operations in Germany and just sold its operations in Spain, which are participating in the euro conversion, and the United Kingdom, which has elected not to participate at this time. Certain of our European operations have adopted the euro as their reporting currency, although many transactions, such as payroll, some billing and vendor invoicing, still occur in local currencies. The remaining operations located in the participating countries plan to make the euro the functional currency sometime during the transition period. The costs associated with the conversion to date have not been material.

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

  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for gains and losses resulting from changes in the fair value of a derivative depends on the its intended use and the resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Based on the new effective date, the Company will adopt the provisions of this statement in the first quarter of the fiscal year ending November 30, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended certain provisions of SFAS No. 133. The Company is currently assessing the impact that SFAS No. 133 and SFAS No. 138 will have on its financial position or the results of its operations.

         Other recent accounting standards issued by the FASB are not applicable to the Company.

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

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "estimate," "anticipate," "project," "intend," "believe," "expect," and similar expressions are intended to identify forward-looking statements. Forward looking statements in this report include, but are not limited to (1) statements regarding the impact of the acquisition of Isonics under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations;" (2) statements regarding the Company's anticipated ownership interest in Isonics and anticipated capital expenditures for the remaining six months of 2000 under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Investing Activities;" (3) statements regarding the anticipated final bankruptcy distribution in 2000 under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources;" (4) statements regarding the ability of the Company to fund its anticipated liquidity requirements for the next twelve months under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources;" and (5) statements regarding the potential costs associated with hedging currency risks to the operations and the impact on the competitiveness of operations in the United Kingdom under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro Conversion." Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with customers; the ability of the Company to successfully implement productivity improvements, cost reduction initiatives, facilities expansion; and the ability of the Company to develop, market and sell new products and the ability of the Company to continue to comply with environmental laws, rules and regulations. Other risks and uncertainties include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.


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

         As of May 31, 2000, there was $229.9 million of variable-rate debt outstanding, of which interest on $150.0 million is essentially fixed by the Swap Agreement. The interest rate risk on the remaining variable-rate debt outstanding, which in the aggregate totals $79.9 million, has not been hedged. Accordingly, a 1% increase in the applicable index rates would result in additional interest expenses of $0.8 million per year, assuming no change in the level of borrowing.

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







                                       EAGLE-PICHER HOLDINGS, INC.





                                        /s/ Philip F. Schultz
                                       -----------------------------------
                                       Philip F. Schultz
                                       Senior Vice President and
                                       Chief Financial Officer

                                       (Principal Financial Officer)



DATE   July 13, 2000
    -------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       EAGLE-PICHER INDUSTRIES, INC.





                                        /s/ Philip F. Schultz
                                       -----------------------------------
                                       Philip F. Schultz
                                       Senior Vice President and
                                       Chief Financial Officer

                                       (Principal Financial Officer)



DATE   July 13, 2000
    -------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       DAISY PARTS, INC.





                                        /s/ Gary M. Freytag
                                       -----------------------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)



DATE   July 13, 2000
    -------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       EAGLE-PICHER DEVELOPMENT COMPANY, INC.





                                        /s/ Gary M. Freytag
                                       -----------------------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)



DATE   July 13, 2000
    -------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       EAGLE-PICHER FAR EAST, INC.





                                        /s/ Gary M. Freytag
                                       -----------------------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)



DATE   July 13, 2000
    -------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       EAGLE-PICHER MINERALS, INC.





                                        /s/ Gary M. Freytag
                                       -----------------------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)



DATE   July 13, 2000
    -------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       EAGLE-PICHER TECHNOLOGIES, LLC





                                        /s/ R. Doug Wright
                                       -----------------------------------
                                       R. Doug Wright
                                       Vice President, Controller
                                       and Chief Financial Officer



DATE   July 13, 2000
    -------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       HILLSDALE TOOL & MANUFACTURING CO.





                                        /s/ Gary M. Freytag
                                       -----------------------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)



DATE   July 13, 2000
    -------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       EPMR CORPORATION (F/K/A MICHIGAN
                                       AUTOMOTIVE RESEARCH CORPORATION)





                                        /s/ Gary M. Freytag
                                       -----------------------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)



DATE   July 13, 2000
    -------------------

                                  EXHIBIT INDEX





Exhibit No.                    Description
-----------                    -----------


27.1 Financial Data Schedule (submitted electronically to the Securities and Exchange Commission for its information.)