Form 10-Q
period 2000-08-31
EAGLE PICHER HOLDINGS INC; EAGLE PICHER INDUSTRIES INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER MINERALS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 2000-10-16
CIK 1059364, 30927, 1059567, 1059568, 1059570, 1059572, 1059573, 1059575, 1059576

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended August 31, 2000    Commission file number 333-49957-01
                                                               -------------



                         EAGLE-PICHER HOLDINGS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                 13-3989553
---------------------------------      -----------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


         250 East Fifth Street, Suite 500, Cincinnati, Ohio    45202
--------------------------------------------------------------------------------
         (Address of principal executive offices)             Zip Code


Registrant's telephone number, including area code    513-721-7010
                                                  ----------------------



                               (Not Applicable)
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     ----

Indicate by check mark whether the additional registrant, Eagle-Picher Industries, Inc., has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the
distribution of securities under a plan confirmed by a court. Yes  X    No
                                                                 -----     -----


625,001 shares of Class A common capital stock, $.01 par value each, were outstanding at October 13, 2000.

374,999 shares of Class B common capital stock, $.01 par value each, were outstanding at October 13, 2000.

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

                                TABLE OF CONTENTS





                                                                                        Page
                                                                                       Number
                                                                                       ------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.........................................                   4

     Condensed Consolidated Statements of Income (Loss)(Unaudited)....                   4
     Condensed Consolidated Balance Sheets (Unaudited)................                   5
     Condensed Consolidated Statements of Cash Flows (Unaudited)......                   7
     Notes to Condensed Consolidated Financial Statements (Unaudited).                   9

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..............................                  20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...                  28


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................                  29

Signatures............................................................                  30

Exhibit Index.........................................................                  39

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                           EAGLE-PICHER HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)(UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                       Three Months Ended         Nine Months Ended
                                            August 31                  August 31
                                     ----------------------    ----------------------
                                        2000         1999         2000         1999
                                     ---------    ---------    ---------    ---------


Net Sales                            $ 197,914    $ 231,308    $ 641,237    $ 675,569
                                     ---------    ---------    ---------    ---------

Operating Costs and Expenses:
Cost of products sold (exclusive
  of depreciation)                     160,845      185,283      514,242      534,786
Selling and administrative              15,872       17,874       54,275       55,859
Depreciation                            11,008       11,836       35,393       33,901
Amortization of intangibles              3,980        4,413       12,241       12,828
Management compensation - special         --           --          1,560         --
Proceeds from insurance settlement        --           --        (16,000)        --
(Gain)loss on sales of divisions         2,089         --        (12,220)        --
(Gain)loss on sales of assets              (51)         148         (439)         137
                                     ---------    ---------    ---------    ---------
                                       193,743      219,554      589,052      637,511
                                     ---------    ---------    ---------    ---------

Operating Income                         4,171       11,754       52,185       38,058

Interest expense                       (11,263)     (14,137)     (35,982)     (37,586)
Other income                               775          659          398          985
                                     ---------    ---------    ---------    ---------

Income (Loss) Before Taxes              (6,317)      (1,724)      16,601        1,457

Income Taxes (Benefit)                  (2,150)         350       11,600        2,300
                                     ---------    ---------    ---------    ---------

Net Income (Loss)                    $  (4,167)   $  (2,074)   $   5,001    $    (843)
                                     =========    =========    =========    =========

Loss Applicable to
  Common Shareholders                $  (7,127)   $  (4,714)   $  (3,714)   $  (8,617)
                                     =========    =========    =========    =========

Loss per Common Share                $   (7.13)   $   (4.71)   $   (3.71)   $   (8.62)
                                     =========    =========    =========    =========

Comprehensive Income (Loss)          $  (4,200)   $  (1,561)   $   3,532    $  (3,053)
                                     =========    =========    =========    =========



   See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                      August 31      November 30
ASSETS                                                  2000            1999
                                                       --------        --------

CURRENT ASSETS

  Cash and cash equivalents                            $  8,826        $ 10,071
  Receivables, less allowances                          113,474         122,499
  Inventories:
    Raw materials and supplies                           50,064          46,448
    Work in process                                      35,438          27,669
    Finished goods                                       16,201          16,382
                                                       --------        --------
                                                        101,703          90,499
  Net assets of operations to be sold                      --            64,201
  Prepaid expenses                                        7,412           7,063
  Deferred income taxes                                  14,565          16,665
                                                       --------        --------

        Total current assets                            245,980         310,998
                                                       --------        --------

PROPERTY, PLANT AND EQUIPMENT                           347,678         319,778
  Less accumulated depreciation                          99,545          67,318
                                                       --------        --------
        Net property, plant and equipment               248,133         252,460
                                                       --------        --------


EXCESS OF ACQUIRED NET ASSETS OVER COST, net of
 accumulated amortization of $38,112 and
 $26,212, respectively                                  200,737         205,565
                                                       --------        --------


OTHER ASSETS                                             81,977          72,977
                                                       --------        --------

        Total Assets                                   $776,827        $842,000
                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     $ 54,366        $ 50,588
  Long-term debt - current portion                       65,847          86,318
  Income taxes                                            5,284           2,291
  Other current liabilities                              70,320          63,869
                                                       --------        --------
        Total current liabilities                       195,817         203,066

LONG-TERM DEBT - less current portion                   394,761         457,761

DEFERRED INCOME TAXES                                    10,086          10,086

OTHER LONG-TERM LIABILITIES                              25,364          23,820
                                                       --------        --------

        Total Liabilities                               626,028         694,733
                                                       --------        --------

11-3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE
 PREFERRED STOCK; authorized 50,000 shares;
 issued and outstanding 14,191 shares                   106,671          97,956
                                                       --------        --------

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)



                                                         August 31          November 30
                                                            2000              1999
                                                          ---------         ---------

SHAREHOLDERS' EQUITY
  Class A Common stock, authorized 625,001 shares,
    $.01 par value each; issued and outstanding
    625,001 shares                                                6                 6

  Class B Common stock, authorized 374,999 shares,
    $.01 par value each; issued and outstanding
    374,999 shares                                                4                 4

  Additional paid-in capital                                 99,991            99,991
  Deficit                                                   (53,616)          (49,902)
  Accumulated other comprehensive loss                       (2,257)             (788)
                                                          ---------         ---------


        Total Shareholders' Equity                           44,128            49,311
                                                          ---------         ---------


        Total Liabilities and Shareholders' Equity        $ 776,827         $ 842,000
                                                          =========         =========


See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                           Nine Months Ended
                                                               August 31
                                                      ----------------------------
                                                        2000              1999
                                                        ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $   5,001         $    (843)
   Adjustments to reconcile net income (loss)
      to net cash provided by
      operating activities:
         Depreciation and amortization                   50,059            48,851
         (Gain) on sales of divisions                   (12,220)             --
         Changes in assets and liabilities,
          net of effect of acquisitions and
          divestitures:
            Receivables                                  11,760             7,701
            Inventories                                  (6,007)          (12,587)
            Accounts payable                              2,165            (5,677)
            Accrued liabilities                          (8,112)            1,516
            Other                                        (4,516)           (4,026)
                                                      ---------         ---------


              Net cash provided by
              operating activities                       38,130            34,935
                                                      ---------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of divisions                      84,833            12,400
   Acquisitions                                         (11,796)          (60,209)
   Capital expenditures                                 (30,511)          (39,860)
   Other                                                  1,576               517
                                                      ---------         ---------
               Net cash provided by (used in)
               investing activities                      44,102           (87,152)
                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                          (19,093)         (136,522)
   Net borrowings (repayments) under revolving
     credit agreements                                  (63,482)          180,284
   Other                                                   (902)             (269)
                                                      ---------         ---------
              Net cash provided by (used in)
              financing activities                      (83,477)           43,493
                                                      ---------         ---------

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)



                                                             Nine Months Ended
                                                                 August 31
                                                           ---------------------

                                                             2000         1999
                                                           --------     --------






Net decrease in cash and cash equivalents                    (1,245)      (8,724)

Cash and cash equivalents, beginning of period               10,071       13,681
                                                           --------     --------
Cash and cash equivalents, end of period                   $  8,826     $  4,957
                                                           ========     ========



Supplemental cash flow information:                            2000         1999
                                                           --------     --------

 Cash paid during the three months ended August 31:

     Interest paid                                         $  5,294     $  7,968
     Income taxes paid, net                                $  3,037     $  2,124


      Cash paid during the nine months ended August 31:

          Interest paid                                    $ 28,655     $ 29,527
          Income taxes paid, net                           $  6,827     $ 10,122




See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.  BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited consolidated financial statements of Eagle-Picher Holdings, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended November 30, 1999 included in the Company's 1999 Form 10-K filed with the SEC on February 28, 2000.

      The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three months and nine months ended August 31, 2000 and 1999. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

B.  BASIC EARNINGS PER SHARE

       The calculation of net income (loss) per share is based upon the average number of common shares outstanding, which was 1,000,000 in the three months and nine months ended August 31, 2000 and 1999. The net loss applicable to common shareholders represents the net income reduced by, or the net loss increased by, accreted dividends on preferred stock of $3.0 million and $2.6 million for the three months ended August 31, 2000 and 1999, respectively, and $8.7 and $7.8 for the nine months ended August 31, 2000 and 1999, respectively. No potential common stock was outstanding during the nine months ended August 31, 2000 or 1999.

C.  ACQUISITIONS AND DIVESTITURES

      On December 1, 1999, the Company acquired the assets of the depleted zinc business of Isonics Corporation ("Isonics") for $8.2 million; $6.7 million of which was paid upon closing (financed from the Company's revolving credit facility) and $1.5 million of which consists of contingent cash payments over three years. In addition, the Company negotiated a warrant to acquire four million shares of common stock of Isonics in exchange for materials to be delivered in 2000. This acquisition, which was financed from the revolving credit facility under the Company's credit agreement, was accounted for as a purchase.

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

      On September 1, 1999, the Board of Directors approved a plan to explore the sale of several smaller divisions in order to focus on core businesses. On July 31, 2000, the Company sold the assets of the Cincinnati Industrial Machinery Division. On May 31, 2000, the Company sold the assets of the Rubber Molding Division, including the stock of its Spanish subsidiary, Eagle-Picher Rubber Molding S.A. In the first quarter of 2000, the Company sold the assets of the Ross Aluminum Foundries Division ("Ross Aluminum") and the Michigan Automotive Research Corporation ("MARCO") and its interest in the common stock of both units of the Fluid Systems Division in three separate transactions. The aggregate net proceeds of all of the transactions, which were approximately $84.8 million, were used to reduce outstanding debt. The aggregate net gain of these transactions was approximately $12.2 million. All of the divisions which were included in the plan have now been sold.

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

       Information about reported segment income or loss is as follows:

                                        Three Months Ended   Nine Months Ended
                                              August 31         August 31
                                         ----------------    ----------------
                                          2000      1999      2000     1999
                                         ------    ------    ------   ------
                                                (In millions of dollars)

Net Sales

  Automotive                             $109.6    $140.8    $383.5   $405.7
  Industrial                               88.3      90.5     257.7    269.9
                                         ------    ------    ------   ------
    Total                                $197.9    $231.3    $641.2   $675.6
                                         ======    ======    ======   ======

Income (Loss) Before Taxes:
  Automotive                             $ (1.6)   $   .4    $ 18.6   $  8.3
  Industrial                               (4.2)       .6        .3     (5.8)
  Corporate                                (3.7)     (2.7)      3.8     (7.1)
                                         ------    ------    ------   ------
    Total                                $ (6.3)   $ (1.7)   $ 16.6   $  1.5
                                         ======    ======    ======   ======


       As previously mentioned, the Company sold its Ross Aluminum, MARCO and Fluid Systems Divisions in the first quarter of 2000 and its Rubber Molding Division in the second quarter of 2000. All were included in the Automotive Segment. The Cincinnati Industrial Division, which was sold in the third quarter of 2000, was included in the Industrial Products Segment. The net assets of these divisions, which were included in the caption "Net assets of operations to be sold," were $64.2 million as of November 30, 1999.

G.  SUPPLEMENTAL GUARANTOR INFORMATION

      The indebtedness of the Company's wholly-owned subsidiary, Eagle-Picher Industries, Inc. ("EPI") includes a syndicated secured loan facility ("Credit Agreement") and $220.0 million in senior subordinated notes ("Subordinated Notes"). Both the Credit Agreement and the Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by the Company and certain of EPI's wholly-owned domestic subsidiaries ("Subsidiary Guarantors") including Carpenter Enterprises Ltd., which was acquired in 1999, and Eagle-Picher Acceptance Corporation, which was formed in 1999. Management has determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors and such financial statements are not presented. The following supplemental condensed combining financial statements present information regarding EPI, the Subsidiary Guarantors and the subsidiaries that did not guarantee the debt.

      EPI and the Subsidiary Guarantors are subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Indenture supporting the Subordinated Notes, both of which were filed with the Company's Form S-4 Registration Statement No. 333-49957-01 filed on April 11, 1998 and both of which were incorporated by reference to the Company's Form 10-K filed on February 28, 2000.

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                       THREE MONTHS ENDED AUGUST 31, 2000

                                                                           GUARANTORS
                                                                   -------------------------- NON-GUARANTORS
                                                                    EAGLE-PICHER   SUBSIDIARY    FOREIGN
                                                           ISSUER  HOLDINGS, INC.  GUARANTORS  SUBSIDIARIES  ELIMINATIONS   TOTAL
                                                           ------  --------------  ----------  ------------  ------------   -----
                                                                                   (IN THOUSANDS OF DOLLARS)

Net Sales

     Customers                                           $  36,635    $    --      $ 140,508    $  20,771    $    --      $ 197,914
     Intercompany                                            4,676         --          2,973        2,476      (10,125)        --

Operating Costs and Expenses:
     Cost of products sold (exclusive of depreciation)      32,739         --        118,854       19,377      (10,125)     160,845
     Selling and administrative                              8,694            1        5,254        1,990          (67)      15,872
     Intercompany charges                                   (3,221)        --          3,221          (67)          67         --
     Depreciation                                            2,233         --          7,923          852         --         11,008
     Amortization of intangibles                               960         --          2,780          240         --          3,980
     Loss on sales of divisions                              2,043         --           --             46         --          2,089
     Gain on sales of assets                                    (3)        --            (48)        --           --            (51)
                                                         ---------    ---------    ---------    ---------    ---------    ---------
             Total                                          43,445            1      137,984       22,438      (10,125)     193,743
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Operating Income (Loss)                                     (2,134)          (1)       5,497          809         --          4,171

Other Income (Expense)
     Interest expense                                       (3,754)        --         (7,101)        (753)         345      (11,263)
     Other income (expense)                                    123         --            692          305         (345)         775
     Equity in earnings of
        consolidated subsidiaries                             (177)      (2,566)         754         --          1,989         --
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Income (Loss) Before Taxes                                  (5,942)      (2,567)        (158)         361        1,989       (6,317)

Income Taxes (Benefit)                                      (2,530)        --             13          367         --         (2,150)
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Net Income (Loss)                                        $  (3,412)   $  (2,567)   $    (171)   $      (6)   $   1,989    $  (4,167)
                                                         =========    =========    =========    =========    =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                        NINE MONTHS ENDED AUGUST 31, 2000

                                                                           GUARANTORS
                                                                   -------------------------- NON-GUARANTORS
                                                                    EAGLE-PICHER   SUBSIDIARY    FOREIGN
                                                           ISSUER  HOLDINGS, INC.  GUARANTORS  SUBSIDIARIES  ELIMINATIONS   TOTAL
                                                           ------  --------------  ----------  ------------  ------------   -----
                                                                                   (IN THOUSANDS OF DOLLARS)

Net Sales

     Customers                                           $ 126,781    $    --      $ 435,547    $  78,909    $    --      $ 641,237
     Intercompany                                           12,804         --         10,021        7,635      (30,460)        --

Operating Costs and Expenses:
     Cost of products sold (exclusive of depreciation)     107,819         --        362,919       73,886      (30,382)     514,242
     Selling and administrative                             29,972            8       16,926        7,474         (105)      54,275
     Management compensation - special                       1,560         --           --           --           --          1,560
     Intercompany charges                                   (9,913)        --          9,912         (104)         105         --
     Depreciation                                            7,910         --         24,245        3,238         --         35,393
     Amortization of intangibles                             3,219         --          8,302          720         --         12,241
     Proceeds from insurance settlement                    (16,000)        --           --           --           --        (16,000)
     (Gain) loss on sales of divisions                       3,303         --         (3,976)     (11,547)        --        (12,220)
     (Gain) loss on sales of assets                            (37)        --           (442)           7           33         (439)
                                                         ---------    ---------    ---------    ---------    ---------    ---------
             Total                                         127,833            8      417,886       73,674      (30,349)     589,052
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Operating Income (Loss)                                     11,752           (8)      27,682       12,870         (111)      52,185

Other Income (Expense)
     Interest expense                                      (12,437)        --        (21,601)      (3,392)       1,448      (35,982)
     Other income (expense)                                    526         --          1,750         (430)      (1,448)         398
     Equity in earnings of
        consolidated subsidiaries                           12,437        6,609        1,524         --        (20,570)        --
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Income (Loss) Before Taxes                                  12,278        6,601        9,355        9,048      (20,681)      16,601

Income Taxes                                                 5,634         --          5,478          488         --         11,600
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Net Income (Loss)                                        $   6,644    $   6,601    $   3,877    $   8,560    $ (20,681)   $   5,001
                                                         =========    =========    =========    =========    =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)

                              AS OF AUGUST 31, 2000

                                                                           GUARANTORS
                                                                   -------------------------- NON-GUARANTORS
                                                                    EAGLE-PICHER   SUBSIDIARY    FOREIGN
                                                           ISSUER  HOLDINGS, INC.  GUARANTORS  SUBSIDIARIES  ELIMINATIONS   TOTAL
                                                           ------  --------------  ----------  ------------  ------------   -----
                                                                                   (IN THOUSANDS OF DOLLARS)

ASSETS

Cash and cash equivalents                                   $   1,005    $       1   $   1,431   $   7,923   $  (1,534)   $   8,826
Receivables, net                                               10,532         --        85,837      17,105        --        113,474
Intercompany accounts receivable                                4,898         --         6,764       9,251     (20,913)        --
Inventories                                                    26,532         --        62,036      14,397      (1,262)     101,703
Prepaid expenses                                                1,506         --         3,873       2,033        --          7,412
Deferred income taxes                                          14,565         --          --          --          --         14,565
                                                            ---------    ---------   ---------   ---------   ---------    ---------
              Total current assets                             59,038            1     159,941      50,709     (23,709)     245,980

Property, Plant & Equipment, net                               38,478         --       183,005      26,683         (33)     248,133

Investment in Subsidiaries                                    121,033      154,663      11,981        --      (287,677)        --

Excess of Acquired Net Assets Over Cost, net                   47,921         --       140,279      12,537        --        200,737

Other Assets                                                   58,708         --        29,440       2,910      (9,081)      81,977
                                                            ---------    ---------   ---------   ---------   ---------    ---------

        Total Assets                                        $ 325,178    $ 154,664   $ 524,646   $  92,839   $(320,500)   $ 776,827
                                                            =========    =========   =========   =========   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                            $  11,030    $    --     $  39,016   $   4,320   $    --      $  54,366
Intercompany accounts payable                                      94         --           178      11,339     (11,611)        --
Long-term debt - current portion                               19,602         --        45,500       2,395      (1,650)      65,847
Income taxes                                                    5,148         --          --           136        --          5,284
Other current liabilities                                      41,356         --        21,739       7,225        --         70,320
                                                            ---------    ---------   ---------   ---------   ---------    ---------
              Total current liabilities                        77,230         --       106,433      25,415     (13,261)     195,817

Long-term Debt - less current portion                         392,512         --         7,431       2,249      (7,431)     394,761

Deferred Income Taxes                                          10,086         --          --          --          --         10,086

Other Long-Term Liabilities                                    22,414           13       1,000       1,937        --         25,364
                                                            ---------    ---------   ---------   ---------   ---------    ---------

              Total Liabilities                               502,242           13     114,864      29,601     (20,692)     626,028

Intercompany Accounts                                        (320,716)        --       308,266      31,672     (19,222)        --

11 3/4% Cumulative Redeemable
              Exchangeable Preferred Stock                       --        106,671        --          --          --        106,671

Shareholders' Equity                                          143,652       47,980     101,516      31,566    (280,586)      44,128
                                                            ---------    ---------   ---------   ---------   ---------    ---------

             Total Liabilities & Equity                     $ 325,178    $ 154,664   $ 524,646   $  92,839   $(320,500)   $ 776,827
                                                            =========    =========   =========   =========   =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                        NINE MONTHS ENDED AUGUST 31, 2000

                                                                           GUARANTORS
                                                                   -------------------------- NON-GUARANTORS
                                                                    EAGLE-PICHER   SUBSIDIARY    FOREIGN
                                                           ISSUER  HOLDINGS, INC.  GUARANTORS  SUBSIDIARIES  ELIMINATIONS   TOTAL
                                                           ------  --------------  ----------  ------------  ------------   -----
                                                                                   (IN THOUSANDS OF DOLLARS)


Cash Flows From Operating Activities:
Net Income (Loss)                                       $   6,644    $   6,601    $   3,877    $   8,560    $ (20,681)   $   5,001
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Equity in earnings (loss) of consolidated
    subsidiaries                                          (12,437)      (6,609)      (1,524)        --         20,570         --
  Depreciation and amortization                            13,245         --         32,856        3,958         --         50,059
  (Gain) loss on sales of divisions                         3,349         --         (3,976)     (11,593)        --        (12,220)
  Changes in assets and liabilities, net of
    effect of acquisitions and divestitures                  (366)           8        4,724      (14,501)       5,425       (4,710)
                                                        ---------    ---------    ---------    ---------    ---------    ---------

              Net cash provided by (used in)
                            operating activities           10,435         --         35,957      (13,576)       5,314       38,130
                                                        ---------    ---------    ---------    ---------    ---------    ---------

Cash Flows From Investing Activities:
Proceeds from sales of divisions                           46,787         --         10,430       27,616         --         84,833
Acquisition of divisions                                     --           --        (11,796)        --           --        (11,796)
Capital expenditures                                       (3,852)        --        (23,034)      (3,625)        --        (30,511)
Other                                                       2,085         --            111          (90)        (530)       1,576
                                                        ---------    ---------    ---------    ---------    ---------    ---------

              Net cash provided by (used in)
                            investing activities           45,020         --        (24,289)      23,901         (530)      44,102
                                                        ---------    ---------    ---------    ---------    ---------    ---------

Cash Flows From Financing Activities:
Reduction of long-term debt                               (19,093)        --           --           --           --        (19,093)
Net borrowings(repayments)under revolving

  credit agreements                                       (34,700)        --        (18,250)     (10,530)        --        (63,480)
Other                                                          (7)        --           --           (897)        --           (904)
                                                        ---------    ---------    ---------    ---------    ---------    ---------

              Net cash financing activities               (53,800)        --        (18,250)     (11,427)        --        (83,477)
                                                        ---------    ---------    ---------    ---------    ---------    ---------


Increase (decrease) in cash                                 1,655         --         (6,582)      (1,102)       4,784       (1,245)

Intercompany accounts                                      (4,714)        --          7,143        3,937       (6,366)        --

Cash and cash equivalents,
  beginning of period                                       4,064            1          870        5,088           48       10,071
                                                        ---------    ---------    ---------    ---------    ---------    ---------

Cash and cash equivalents,
  end of period                                         $   1,005    $       1    $   1,431    $   7,923    $  (1,534)   $   8,826
                                                        =========    =========    =========    =========    =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                       THREE MONTHS ENDED AUGUST 31, 1999

                                                                           GUARANTORS
                                                                   -------------------------- NON-GUARANTORS
                                                                    EAGLE-PICHER   SUBSIDIARY    FOREIGN
                                                           ISSUER  HOLDINGS, INC.  GUARANTORS  SUBSIDIARIES  ELIMINATIONS   TOTAL
                                                           ------  --------------  ----------  ------------  ------------   -----
                                                                                   (IN THOUSANDS OF DOLLARS)

Net Sales

     Customers                                          $  53,009    $    --      $ 150,027    $  28,272    $    --      $ 231,308
     Intercompany                                           2,817         --          3,101        2,099       (8,017)        --

Operating Costs and Expenses:
     Cost of products sold (exclusive
       of depreciation)                                    41,039         --        125,464       26,823       (8,043)     185,283
     Selling and administrative                             9,933         --          5,164        2,828          (51)      17,874
     Intercompany charges                                  (2,883)        --          2,883          (50)          50         --
     Depreciation                                           2,863         --          7,717        1,256         --         11,836
     Amortization of intangibles                            1,778         --          2,393          242         --          4,413
     (Gain) loss on sale of assets                             (4)        --            152         --           --            148
                                                        ---------    ---------    ---------    ---------    ---------    ---------
                                Total                      52,726         --        143,773       31,099       (8,044)     219,554
                                                        ---------    ---------    ---------    ---------    ---------    ---------

Operating Income (Loss)                                     3,100         --          9,355         (728)          27       11,754

Other Income (Expense)
     Interest expense                                     (11,903)        --         (2,664)        (231)         661      (14,137)
     Other income (expense)                                   213         --            958          149         (661)         659
     Equity in earnings of
       consolidated subsidiaries                            3,969       (2,074)         301         --         (2,196)        --
                                                        ---------    ---------    ---------    ---------    ---------    ---------

Income (Loss) Before Taxes                                 (4,621)      (2,074)       7,950         (810)      (2,169)      (1,724)

Income taxes (benefit)                                     (2,821)        --          2,654          517         --            350
                                                        ---------    ---------    ---------    ---------    ---------    ---------

Net Income (Loss)                                       $  (1,800)   $  (2,074)   $   5,296    $  (1,327)   $  (2,169)   $  (2,074)
                                                        =========    =========    =========    =========    =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                        NINE MONTHS ENDED AUGUST 31, 1999

                                                               GUARANTORS
                                                     -----------------------------  NON-GUARANTORS
                                                     EAGLE-PICHER       SUBSIDIARY       FOREIGN
                                        ISSUER       HOLDINGS, INC.     GUARANTORS    SUBSIDIARIES      ELIMINATIONS       TOTAL
                                        ------       --------------     ----------    ------------      ------------       -----
                                                                      (IN THOUSANDS OF DOLLARS)

Net Sales

     Customers                        $    162,812    $       --      $    430,948    $     81,809    $       --      $    675,569
     Intercompany                            9,962            --             7,680           6,070         (23,712)           --

Operating Costs and Expenses:
     Cost of products sold (exclusive
       of depreciation)                    127,865            --           354,464          76,273         (23,816)        534,786
     Selling and administrative             31,402            --            16,650           7,962            (155)         55,859
     Intercompany charges                   (8,079)           --             8,078            (161)            162            --
     Depreciation                            8,700            --            21,552           3,649            --            33,901
     Amortization of intangibles             4,922            --             7,179             727            --            12,828
     (Gain) loss on sale of assets             (20)           --               152               5            --               137
                                      ------------    ------------    ------------    ------------    ------------    ------------
            Total                          164,790            --           408,075          88,455         (23,809)        637,511
                                      ------------    ------------    ------------    ------------    ------------    ------------

Operating Income (Loss)                      7,984            --            30,553            (576)             97          38,058

Other Income (Expense)
     Interest expense                      (34,885)           --            (2,737)           (625)            661         (37,586)
     Other income (expense)                    758            --               994            (106)           (661)            985
     Equity in earnings of
       consolidated subsidiaries            17,795            (843)            561            --           (17,513)           --
                                      ------------    ------------    ------------    ------------    ------------    ------------

Income (Loss) Before Taxes                  (8,348)           (843)         29,371          (1,307)        (17,416)          1,457

Income taxes (benefit)                      (7,969)           --             8,983           1,286            --             2,300
                                      ------------    ------------    ------------    ------------    ------------    ------------

Net Income (Loss)                     $       (379)   $       (843)   $     20,388    $     (2,593)   $    (17,416)   $       (843)
                                      ============    ============    ============    ============    ============    ============

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
                                                            =========    =========   =========   =========   =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                        NINE MONTHS ENDED AUGUST 31, 1999

                                                                           GUARANTORS
                                                                   -------------------------- NON-GUARANTORS
                                                                    EAGLE-PICHER   SUBSIDIARY    FOREIGN
                                                           ISSUER  HOLDINGS, INC.  GUARANTORS  SUBSIDIARIES  ELIMINATIONS   TOTAL
                                                           ------  --------------  ----------  ------------  ------------   -----
                                                                                   (IN THOUSANDS OF DOLLARS)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                       $    (379)   $    (843)   $  20,388    $  (2,593)   $ (17,416)   $    (843)
Adjustments to reconcile net income
     (loss) to cash provided by (used in)
     operating activities:
     Equity in earnings of consolidated subsidiaries      (17,795)         843         (561)        --         17,513         --
     Depreciation and amortization                         15,744         --         28,731        4,376         --         48,851
     Changes in assets and liabilities,
          net of effect of acquisitions
          and divestitures                                 16,264         --        (24,254)      (5,325)         242      (13,073)
                                                        ---------    ---------    ---------    ---------    ---------    ---------

     Net cash provided by (used in)
         operating activities                              13,834         --         24,304       (3,542)         339       34,935
                                                        ---------    ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of division                             12,400         --           --           --           --         12,400
Acquisition of division                                      --           --        (60,209)        --           --        (60,209)
Capital expenditures                                       (4,055)        --        (26,772)      (9,033)        --        (39,860)
Other                                                        (757)        --            749         (183)         708          517
                                                        ---------    ---------    ---------    ---------    ---------    ---------

     Net cash provided by (used in)
         investing activities                               7,588         --        (86,232)      (9,216)         708      (87,152)
                                                        ---------    ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Reduction of long-term debt                              (136,522)        --           --           --           --       (136,522)
Borrowings (repayments) on revolving
     credit agreement                                     107,175         --         63,250        9,860         --        180,285
Other                                                         (54)        --           --           (216)        --           (270)
                                                        ---------    ---------    ---------    ---------    ---------    ---------

     Net cash provided by (used in)
         financing activities                             (29,401)        --         63,250        9,644         --         43,493
                                                        ---------    ---------    ---------    ---------    ---------    ---------

Increase (decrease) in cash and
     cash equivalents                                      (7,979)        --          1,322       (3,114)       1,047       (8,724)

Intercompany accounts                                         898         --           (909)       1,236       (1,225)        --

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                    7,464            1          712        5,125          379       13,681
                                                        ---------    ---------    ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                      $     383    $       1    $   1,125    $   3,247    $     201    $   4,957
                                                        =========    =========    =========    =========    =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company conducts its business through Eagle-Picher Industries, Inc., ("EPI"), a diversified manufacturing, mining and technology company. EPI conducts its business through both unincorporated divisions and separately incorporated subsidiaries, both of which are referred to herein as divisions. EPI is the Company's only subsidiary, therefore, the Company's results of operations and cash flow approximate those of EPI. References herein will be to the Company, except for instances where it is more appropriate to specifically refer to EPI.

         Please refer to Note F. contained in Item 1. of this report regarding Segment Reporting.

         Net Sales. The Company's net sales were $197.9 million in the three months ended August 31, 2000 compared to $231.3 million in the same period of 1999. Excluding the sales of the Ross Aluminum, Fluid Systems, MARCO, Rubber Molding and Cincinnati Industrial Machinery Divisions (the "Divested Divisions"), sales for the quarters ended August 31, 2000 and 1999 were $196.3 million and $200.9 million, respectively, a decline of 2.3%. Sales for the nine months ended August 31, 2000 were $641.2 million, compared to $675.6 million for the same period in 1999. Sales for the first nine months of 2000 and 1999, excluding the sales of the Divested Divisions, were $598.5 million and $581.6 million, respectively, an increase of 2.9%.

         Net sales of the Automotive Group declined 2.0% in the third quarter of 2000 and increased 9.7% in the nine months ended August 31, 2000 from the comparable periods in 1999, after excluding the sales of the Divested Divisions. Sales of precision-machined automotive components were down slightly in the quarter due to production slow-downs at two major customers. The sales increase for the first nine months of 2000, due to the acquisition of Carpenter Enterprises, Ltd. on March 1, 1999, has been slightly offset by the discontinuation of certain customer programs, price reductions granted to certain customers and a decline in the value of the euro.

         Net sales of the Industrial Group, excluding sales of the Divested Divisions, declined 2.7% in the three months ended and 5.1% in the nine months ended August 31, 2000, respectively, from the comparable periods in 1999. In the third quarter, weaknesses in the aerospace products market and defense market continued. Increased interest rates have contributed to weaker demand for wheel-tractor scrapers and forklift trucks. Declines resulting from these factors were somewhat offset by the acquisition of BlueStar Battery Systems Corporation on June 30, 2000 and increased demand for germanium products used in fiber-optics and for semiconductor components. Sales of diatomaceous earth products were relatively flat. Year to date, the results of the weaknesses in the aerospace products and defense markets and wheel-tractor scraper markets have overshadowed volume increases in component parts for other construction equipment, forklift trucks, boron products, germanium products and semiconductor components.

         Cost of Products Sold. Cost of products sold, excluding depreciation expense and the cost of sales of the Divested Divisions, was 81.1% of sales in the three months ended August 31, 2000 compared to 79.5% of sales in the same period of 1999. On a year-to-date basis, cost of products sold on the same basis was 79.8% of sales in 2000 compared to 78.8% of sales in 1999. The lower volumes in aerospace products, defense products and wheel-tractor scrapers contributed to these increases through poor overhead absorption. Higher fuel costs contributed to increases in the percentage of cost of products sold to net sales in the diatomaceous earth operations. The process used to dry the diatomaceous earth is very energy intensive. In addition, the precision-machined automotive components experienced higher than expected awards of new business resulting in higher start-up costs for new product launches which contributed to the higher percentage of cost of products sold to net sales in 2000. These increases were partially offset by a reclassification of certain expenses as selling and administrative.

         Selling and Administrative. Selling and administrative expenses, excluding those of the Divested Divisions, were $15.6 million in the third quarter of 2000 compared to $14.9 million in the same period of 1999. On a year-to-date basis, selling and administrative expenses, excluding those of the Divested Divisions, were $49.5 million in 2000 compared to $46.4 million in 1999. The increase is attributable largely to the reclassification of certain expenses in 2000 and higher health care expenses.

         Depreciation. Depreciation, excluding amounts related to Divested Divisions, was $11.0 million and $10.3 million in the third quarters of 2000 and 1999, respectively, and $33.3 million and $29.3 million in the nine months ended August 31, 2000 and 1999, respectively. In accordance with purchase accounting, a company is allowed one year from the date of an acquisition to finalize its purchase price adjustments. Although Carpenter was acquired as of March 1, 1999, the appraisals necessary to adjust the property, plant and equipment accounts to fair value were not completed and analyzed until November 30, 1999. Therefore, the depreciation expense in the second and third quarters of 1999 does not reflect the total depreciation related to Carpenter. In addition, depreciation increased in 2000 in divisions where significant capital expenditures were made in recent years, notably operations manufacturing precision-machined automotive components and forklift trucks.

         Amortization of Intangibles. Amortization, excluding amounts related to Divested Divisions, was $4.0 million in the third quarters of both 2000 and 1999, and $11.9 million and $11.5 million in the nine months ended August 31, 2000 and 1999, respectively. The increase in the nine month period is primarily due to the fact that Carpenter was owned six months in 1999, but nine months in 2000.

         Management Compensation - Special. Management compensation - special is severance related to the separation from employment of a senior executive.

         Proceeds from Insurance Settlement. The Company settled claims against a former insurer regarding environmental remediation costs for $16.0 million and received such proceeds in the first quarter of 2000.

         Gain on Sale of Divisions. On July 31, 2000, the Company completed its program of selling its smaller divisions when it sold the assets of the Cincinnati Industrial Machinery Division. Earlier in the year, the Company sold the assets of its Rubber Molding Division and the stock of its Spanish subsidiary, Eagle-Picher Rubber Molding S.A., the assets of its Ross Aluminum and MARCO Divisions, and its interest in the common stock of its two subsidiaries which combined formed its Fluid Systems Division. The aggregate net proceeds of and gain on these transactions in the nine months ended August 31, 2000 were $84.8 million and $12.2 million, respectively.

         Interest Expense. Interest expense was $11.3 million in the third quarter of 2000 compared to $14.1 million in the same period of 1999, and $36.0 million in the nine months ended August 31, 2000 compared to $37.6 million in the same period of 1999. Despite higher interest rates on variable rate debt in 2000, interest expense was lower than that in 1999 due to the application of the proceeds of the sales of the Ross Aluminum, MARCO and Fluid Systems Divisions and the insurance settlement in the first quarter of 2000 to the outstanding debt balances. In the second and third quarters of 2000, the proceeds of the sale of the Rubber Molding and Cincinnati Industrial Machinery Divisions were applied to outstanding debt balances.

         Income (Loss) Before Taxes. Income (loss) before taxes was $(6.3) million and $(1.7) million in the third quarters of 2000 and 1999, respectively, and $16.6 million and $1.5 million in the nine months ended August 31, 2000 and 1999, respectively.

         When discussing below income (loss) before taxes excluding the Divested Divisions, the assumption has been made that all corporate expenses and interest expenses allocated to the Divested Divisions would have been eliminated due to the sale of those divisions. However, it is unlikely that the impact of the divestitures on corporate expenses would be to reduce them by the full amounts allocated to these divisions since corporate resources are not dedicated to divisions or segments.

         In the Automotive Group, income before taxes, excluding the results of the Divested Divisions and gains on the sales of the Divested Divisions, was $6.8 million for the nine months ended August 31, 2000 and $10.3 million for the comparable period in 1999. The decline is due to lower volumes of precision-machined automotive products, start-up costs relating to higher than expected awards of new business and a decline in the value of the euro as discussed earlier.

         In the Industrial Group, the loss before taxes, excluding the results of the Divested Divisions and losses on the sales of those divisions, was $2.3 million for the nine months ended August 31, 2000 compared to income before taxes on a comparable basis of $2.2 million for the same period in 1999. Reasons for the decline include the reduced volumes of aerospace and defense products and construction equipment and increased fuel costs discussed earlier. These declines were somewhat offset by reduced interest expense as depreciation outpaced new investment reducing the net asset base in this segment.

         Corporate income before taxes was $3.8 million in the first nine months of 2000 compared to a loss before taxes of $7.1 million for the same period in 1999. Corporate income has increased primarily due to the $16.0 million insurance settlement received in 2000. Factors offsetting this increase include increased interest allocation and management compensation - special expenses incurred in 2000.

         Income Taxes. Income taxes and the effective rate of income tax vary for several reasons, the most significant being the tax deductibility of goodwill. A portion of the goodwill amortization relating to the acquisition of Eagle-Picher Industries, Inc. is deductible; however, the amount of goodwill that has tax basis changes as liabilities that were contingent for tax purposes at the time of the acquisition are resolved. Amortization of the goodwill related to the acquisition of Carpenter is not deductible for tax purposes. Goodwill associated with certain of the Divested Divisions was not includable as basis for tax purposes, which resulted in a tax gain in excess of the gain on sales of divisions recognized in the statement of income.

         Net Income (Loss). The net loss was $4.2 million and $2.1 million in the three months ended August 31, 2000 and 1999, respectively. Net income for the nine months ended August 31, 2000 was $5.0 million. The net loss for the nine months ended August 31, 1999 was $0.8 million. Factors contributing to the differences (discussed in detail above) include the effects of the acquisition of Carpenter in the second quarter of 1999, and the aggregate gain from the sale of the Divested Divisions and the receipt of the insurance settlement in 2000,

         The loss applicable to common shareholders was increased to $7.1 million and $4.7 million, respectively, by dividends accreted on the 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") of $3.0 and $2.6 million in the three months ended August 31, 2000 and 1999, respectively. In the nine months ended August 31, 2000, net income of $5.0 million was reduced by Preferred Stock dividends of $8.7 million to arrive at a net loss applicable to common shareholders of $(3.7) million. The loss applicable to common shareholders was increased by Preferred Stock dividends of $7.8 million in the nine months ended August 31, 1999 from $(.8) million to $(8.6) million.

LIQUIDITY AND CAPITAL RESOURCES

       The following are certain financial data regarding earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows and earnings to fixed charges and preferred stock dividends:

                                                                                               Nine Months Ended
                                                                                                   August 31
                                                                                             -------------------------
                                                                                              2000              1999
                                                                                              ----              ----

                                                                                              (In millions of dollars)

                 EBITDA                                                                         $75.0            $87.1
                 Cash provided by operating activities                                           38.1             34.9
                 Cash provided by (used in) investing activities                                 44.1            (87.2)
                 Cash provided by (used in) financing activities                                (83.5)            43.5
                 Preferred stock dividends accreted                                               8.7              7.8
                 Earnings/fixed charges and preferred stock dividends                             1.17X             .86X

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

         For purposes of calculating EBITDA below, the assumption has been made that all corporate expenses allocated to the Divested Divisions would have been eliminated due to the sale of those divisions as described under "Results of Operations -- Income (Loss) Before Taxes".

         The Company's EBITDA, excluding that related to the Divested Divisions, for the nine months ended August 31, 2000 and 1999 was $74.3 million and $81.8 million, respectively. The decline in EBITDA is attributable largely to the impact of lower volumes of aerospace and defense products and wheel-tractor scrapers, start-up costs relating to higher than expected awards of new automotive business, lower volumes of precision machined automotive products increased fuel costs and the decline of the value of the euro.

OPERATING ACTIVITIES

       Cash provided by operating activities was $38.1 million and $34.9 million for the nine months ended August 31, 2000 and 1999, respectively, and consisted of the following:

                                                                  Nine Months Ended August 31
                                                                  ---------------------------

                                                                        2000        1999
                                                                        ----        ----

                                                                    (in millions of dollars)

                Income (loss) before taxes                              $16.6       $1.5
                Depreciation and amortization,
                  excluding amortization of
                  deferred financing costs                               47.6       46.7
                (Gain) on sales of divisions                            (12.2)         -
                Add back interest expense                                36.0       37.6
                Interest paid                                           (28.7)     (29.5)
                Income taxes paid, net                                   (6.8)     (10.1)
                Working capital and other                               (14.4)     (11.3)
                                                                        -----      -----
                                                                        $38.1      $34.9
                                                                        =====      =====

See "Results of Operations" for discussions concerning income (loss) before taxes, depreciation and amortization, gain on sales of divisions and interest expense.

          Differences between interest paid and interest expense result from the timing of the semi-annual interest payment on the Subordinated Notes, which was paid on September 1, 2000 and from the amortization of deferred financing costs.

         Although income tax expense is higher in 2000, tax payments have been lower to date. This is due to the fact that no Federal income tax extension payment was needed in 2000 for the 1999 tax year; however, a portion of the Federal income tax liability associated with the 1998 tax year was paid in fiscal year 1999. Additionally, 1999 Federal income taxes were overpaid and the excess was used to reduce payments made for the 2000 tax year.

         Generally, the Company's investment in working capital has decreased in 2000 as a result of lower sales volumes in some instances and better efforts to manage it in others. However, the effect of the lower investment in working capital has been offset by several factors including expenditures in the Automotive Segment for tooling that will be billed back to the customer over the life of the programs, expenditures made to secure a source of germanium, expenditures made for post-closing expenses of divisions sold, and payments of several bankruptcy claims and bonuses which related to the acquisition of the Company in 1998.

INVESTING ACTIVITIES

         Cash provided by investing activities was $44.1 million in the nine months ended August 31, 2000. Cash used in investing activities was $87.2 million in the nine months ended August 31, 1999. In the first nine months of 2000, the Company sold the Divested Divisions for aggregate net proceeds of $84.8 million. Early in the first quarter of 1999, the Company received $12.4 million in cash relating to the sale of the Trim Division.

On December 1, 1999, the Company acquired the assets of the depleted zinc business of Isonics, which required $6.7 million cash at the closing. This acquisition was financed from the Company's revolving credit facility. Additional payments totaling $1.5 million are due over the next three years provided certain contingencies are met. The Company also negotiated a warrant to acquire four million shares of common stock of Isonics in exchange for materials to be delivered in 2000. Effective March 15, 2000, the Company elected to exercise its warrant using a "cashless exercise" feature, where the Company will acquire fewer than four million shares of stock and pay for such shares by surrendering a portion of the warrant. The number of shares the Company will receive is currently being negotiated; however it is expected to be in excess of
3.1 million shares. On June 30, the Company acquired the stock of BlueStar Battery Systems Corporation for $4.9 million. The acquisition was financed from the Company's revolving credit facility. The Company's cash requirement for the acquisition of Carpenter in the second quarter of 1999 was $60.2 million, including transaction costs. The Company also assumed $12.4 million in debt in the Carpenter acquisition which was not refinanced.

       Capital expenditures were $30.5 million and $39.9 million in the nine months ended August 31, 2000 and 1999, respectively. The Company does not expect that capital expenditures will exceed $50 million in 2000.

FINANCING ACTIVITIES

       Cash used in financing activities was $83.5 million in the first nine months of 2000, due primarily to repayments of loans under the various credit agreements. The proceeds of the division sales and the insurance proceeds were used to repay outstanding debt. Cash provided by financing activities was $43.5 million for the comparable period in 1999. The Company's borrowings to finance the acquisition of Carpenter were in excess of regularly scheduled debt payments and the 1998 excess cash flow payment required by the Credit Agreement in that period.

EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

       The ratio of earnings to fixed charges and preferred stock dividends for the nine months ended August 31 was 1.17X in 2000 and .86X in 1999. In 1999, earnings were insufficient to cover fixed charges and preferred stock dividends by $6.3 million. The increase in 2000 is due primarily to the receipt of insurance proceeds and the gain on sales of divisions. If these items were excluded from income before taxes, the ratio of earnings to fixed charges and preferred stock dividends would have been .55X and earnings would have been insufficient to cover fixed charges and preferred stock dividends by $20.3 million. The resulting decrease from .86X to .55X is due to flat or declining operating results as discussed in "Results of Operations."

LIQUIDITY AND CAPITAL RESOURCES

         The revolving facility under the Credit Agreement of $220.0 million is available for both borrowings and the issuance of letters of credit. At August 31, 2000 the Company had outstanding borrowings and letters of credit under the Facility of $101.3 million and $44.2 million, respectively, leaving the Company with available borrowing capacity of $74.5 million. The receipt of the insurance proceeds and the proceeds of the division sales improved the Company's liquidity since November 30, 1999. In addition, the borrowings outstanding on the Company's European lines of credit were substantially reduced with the proceeds of the sale of the Fluid Systems and Rubber Molding Divisions. The Company also has an accounts receivable loan agreement ("Receivables Agreement") which has a term of 364 days and which is expected to be renewed over the term of the Credit Agreement. The Company's Credit Agreement was amended, among other things, to change certain definitions used in determining compliance with certain financial covenants and to make corresponding changes to such financial covenants. A complete copy of the amendment is included as Exhibit 10.52. The Company was in compliance with the covenants of all of its credit facilities, including its Credit Agreement and Subordinated Notes, at August 31, 2000.

         Scheduled debt repayments are $5.3 million in the remaining three months of 2000. In addition to scheduled debt repayments, the Company elected to redeem an $8.0 million industrial revenue bond which had an original maturity date in 2012. No penalties were incurred for this transaction and there was no impact on the Company's liquidity since the letter of credit securing the outstanding industrial revenue bond reserved against the Company's revolving credit facility was canceled. The Credit Agreement, as amended, requires the Company to make mandatory repayments of 50% of annual cash flow as defined by the Credit Agreement, the net proceeds from sales of assets (subject to certain conditions), the proceeds of new debt issued and 50% of the net proceeds of any equity issued. No excess cash flow payment is due in 2000 for the year ended November 30, 1999 and the proceeds from the sales of the Divested Divisions are not required to be used to repay debt since such proceeds were reinvested as permitted by the Credit Agreement. Scheduled debt payments under the Credit Agreement and the industrial revenue bonds for 2001 and 2002 are $20.8 million and $25.6 million, respectively.

         EPI has reached an agreement in principle to settle the last remaining claim from its chapter 11 reorganization; however, details of the settlement are still being negotiated. It is anticipated the second and final bankruptcy distribution of approximately $11.3 million will be made in the first quarter of 2001, after the settlement of this last claim is final.

         Cash and cash equivalents were $8.8 million at August 31, 2000. The Company estimates that it needs to maintain an ongoing cash balance of approximately $8.0 million to $10.0 million for operations. The Company's liquidity needs are primarily for debt service and capital maintenance. The Company believes that its cash flows from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company's expenditures and service its indebtedness, the Company would be required to raise additional funds.

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

       The Company has both operating divisions and domestic export customers located in Europe. In 1999, combined revenues from these sources were approximately 11% of total revenues. The Company has operations in Germany and until May 31, 2000 in Spain, both of which are participating in the euro conversion, and the United Kingdom, which has elected not to participate at this time. Certain of our European operations have adopted the euro as their reporting currency, although many transactions, such as payroll, some billing and vendor invoicing, still occur in local currencies. The remaining operations located in the participating countries plan to make the euro the functional currency sometime during the transition period. The costs associated with the conversion to date have not been material.

       The Company is currently assessing the competitive impact of the euro conversion on the

Company's operations, both in Europe and in the United States. In markets where sales are made in U.S. dollars, there may be added pressures to denominate sales in the euro. The Company periodically reviews all of its operations' currency exposures and intends to mitigate a significant portion of currency exposure through both internal hedging and currency contracts with third party intermediaries.

  RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for gains and losses resulting from changes in the fair value of a derivative depends on the its intended use and the resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Based on the new effective date, the Company will adopt the provisions of this statement in the first quarter of the fiscal year ending November 30, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended certain provisions of SFAS No. 133. The Company is currently assessing the impact that SFAS No. 133 and SFAS No. 138 will have on its financial position and the results of its operations.

       Other recent accounting standards issued by the FASB are not applicable to the Company.

RESTRICTIONS ON PAYMENT OF DIVIDENDS

       EPI and the Subsidiary Guarantors are subject to restrictions on the payment of dividends and other forms of payment in both the Credit Agreement and the Indenture for the Subordinated Notes. Those restrictions generally prohibit the payment of dividends to the Company either directly by EPI or indirectly through any Subsidiary Guarantor. Certain limited exceptions are provided allowing for payments to the Company. Specifically, EPI is authorized to make payments to the Company in amounts not in excess of any amounts the Company is required to pay to meet its consolidated income tax obligations. Additional payments from EPI to the Company are permitted commencing September 1, 2003 in amounts not in excess of the Company's obligations to make any cash dividend payments required to be paid under the Company's Preferred Stock and to make any cash interest payments required to be paid under any debentures issued by the Company in exchange for the Company's Preferred Stock ("Exchange Debentures").

FORWARD-LOOKING STATEMENTS

       This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "estimate," "anticipate," "project," "intend," "believe," "expect," and similar expressions are intended to identify forward-looking statements. Forward looking statements in this report include, but are not limited to (1) statements regarding the impact of the acquisition of Isonics under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations;" (2) statements regarding the Company's anticipated ownership interest in Isonics and anticipated capital expenditures for the remaining three months of 2000 under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Investing Activities;" (3) statements regarding the anticipated final bankruptcy distribution in 2000 under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources;" (4) statements regarding the ability of the Company to fund its anticipated liquidity requirements for the next twelve months under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources;" and (5) statements regarding the potential costs associated with hedging currency risks to the operations under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro Conversion." Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with customers; the ability of the Company to successfully implement productivity improvements, cost reduction initiatives, facilities expansion; and the ability of the Company to develop, market and sell new products and the ability of the Company to continue to comply with environmental laws, rules and regulations. Other risks and uncertainties include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

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

       As of August 31, 2000, there was $171.7 million of variable-rate debt outstanding under the Credit Agreement, of which interest on $150.0 million is essentially fixed by the Swap Agreement. The interest rate risk on the remaining variable-rate debt outstanding under the Credit agreement, the receivables Agreement and Industrial revenue bonds, which in the aggregate totals $87.6 million, has not been hedged. Accordingly, a 1% increase in the applicable index rates would result in additional interest expenses of $0.9 million per year, assuming no change in the level of borrowing.

         PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.52 Amendment to Credit Agreement and Consent dated as of August 1, 2000, among EPI, the lenders party thereto, ABN AMRO Bank N.V. as Agent, PNC Bank, National Association as Documentation Agent, and Bank One, Indiana, N.A. as Syndication Agent.

27.1    Financial Data Schedule

(b) Reports on Form 8-K

      None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER HOLDINGS, INC.





                                        /s/ Philip F. Schultz
                                        -------------------------------
                                       Philip F. Schultz
                                       Senior Vice President and
                                       Chief Financial Officer

                                       (Principal Financial Officer)





DATE   October 13, 2000
       -----------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER INDUSTRIES, INC.




                                       /s/ Philip F. Schultz
                                       ----------------------------
                                       Philip F. Schultz
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)





DATE   October 13, 2000
       -----------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAISY PARTS, INC.





                                        /s/ Gary M. Freytag
                                        ---------------------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)

DATE   October 13, 2000
       ---------------------

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

DATE   October 13, 2000
       ----------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER FAR EAST, INC.








                                       /s/ Gary M. Freytag
                                       ---------------------------------

                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)

DATE   October 13, 2000
       ------------------------

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

DATE   October 13, 2000
       -----------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER TECHNOLOGIES, LLC





                                       /s/ R. Doug Wright
                                       ----------------------------
                                       R. Doug Wright
                                       Vice President, Controller
                                       and Chief Financial Officer

DATE   October 13, 2000
       ------------------------

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

DATE   October 13, 2000
       -------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EPMR CORPORATION (F/K/A MICHIGAN
                                       AUTOMOTIVE RESEARCH CORPORATION)





                                       /s/ Gary M. Freytag
                                       ------------------------------------
                                       Gary M. Freytag
                                       Vice President and Treasurer
                                       (Principal Financial Officer)



DATE   October 13, 2000
       ----------------------

                                  EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

10.52 Amendment to Credit Agreement and Consent dated as of August 1, 2000, among EPI, the lenders party thereto, ABN AMRO Bank N.V. as Agent, PNC Bank, National Association as Documentation Agent, and Bank One, Indiana, N.A. as Syndication Agent.

27.1 Financial Data Schedule (submitted electronically to the Securities and Exchange Commission for its information.)