Form 10-K405
period 2000-11-30
EAGLE PICHER HOLDINGS INC; EAGLE PICHER INDUSTRIES INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER MINERALS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 2001-02-28
CIK 1059364, 30927, 1059567, 1059568, 1059570, 1059572, 1059573, 1059575, 1059576

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended November 30, 2000

                      Commission file number 333-49957-01
                      ------------------------------------

                          EAGLE-PICHER HOLDINGS, INC.

                             A Delaware Corporation

                         I.R.S. Employer Identification
                                 NO. 13-3989553
                      ------------------------------------

     250 EAST FIFTH STREET, SUITE 500, P.O. BOX 779, CINCINNATI, OHIO 45201

              Registrant's telephone number, including area code:
                                  513-721-7010
                      ------------------------------------

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: None

EAGLE-PICHER HOLDINGS, INC. IS FILING THIS REPORT VOLUNTARILY IN ORDER TO COMPLY
 WITH THE REQUIREMENTS OF THE TERMS OF ITS 9 3/8% SENIOR SUBORDINATED NOTES AND 11 3/4% SERIES B CUMULATIVE EXCHANGEABLE PREFERRED STOCK AND IS NOT REQUIRED TO
   FILE THIS REPORT PURSUANT TO EITHER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]  No [X]     (See explanatory note immediately above.)

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

Yes [X]  No [ ]

625,001 shares of Class A voting common capital stock, $.01 par value each, were outstanding at February 23, 2001.

374,999 shares of Class B non-voting common capital stock, $.01 par value each, were outstanding at February 23, 2001.

                        TABLE OF ADDITIONAL REGISTRANTS

                                    JURISDICTION OF                    IRS EMPLOYER
                                    INCORPORATION OR   COMMISSION     IDENTIFICATION
               NAME                   ORGANIZATION    FILE NUMBER         NUMBER
               ----                 ----------------  ------------  ------------------
Eagle-Picher Industries, Inc.             Ohio        333-49957         31-0268670

Daisy Parts, Inc.                       Michigan      333-49957-02      38-1406772

Eagle-Picher Development Co., Inc.      Delaware      333-49957-03      31-1215706

Eagle-Picher Far East, Inc.             Delaware      333-49957-04      31-1235685

Eagle-Picher Minerals, Inc.              Nevada       333-49957-06      31-1188662

Eagle-Picher Technologies, LLC          Delaware      333-49957-09      31-1587660

Hillsdale Tool & Manufacturing Co.      Michigan      333-49957-07      38-0946293

EPMR Corporation (f/k/a Michigan        Michigan      333-49957-08      38-2185909
  Automotive Research Corp.)

                               TABLE OF CONTENTS

ITEM                                                                  PAGE
----                                                                  ----
                                  PART I
 1.     Business....................................................    3
 2.     Properties..................................................   10
 3.     Legal Proceedings...........................................   11
 4.     Submission of Matters to a Vote of Security Holders.........   15

                                 PART II
 5.     Market for the Registrant's Common Equity and Related          16
        Stockholder Matters.........................................
 6.     Selected Financial Data.....................................   16
 7.     Management's Discussion and Analysis of Financial Condition    17
        and Results of Operations...................................
7a.     Quantitative and Qualitative Disclosures About Market          28
        Risk........................................................
 8.     Financial Statements and Supplementary Data.................   30
 9.     Changes In and Disagreements with Accountants on Accounting    68
        and Financial Disclosure....................................

                                 PART III
10.     Directors and Executive Officers of the Registrant..........   68
11.     Executive Compensation......................................   69
12.     Security Ownership of Certain Beneficial Owners and            74
        Management..................................................
13.     Certain Relationships and Related Transactions..............   75

                                 PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form   76
        8-K.........................................................
        Signatures..................................................   80
        Exhibit Index...............................................   88

                                     PART I

ITEM 1. BUSINESS.

  General Development of Business

     Eagle-Picher Holdings, Inc. ("EP Holdings") was incorporated under the laws of the State of Delaware in 1997 by Granaria Industries B.V. to serve as the vehicle to acquire Eagle-Picher Industries, Inc., an Ohio corporation ("EPI"). EP Holdings does not conduct any business of its own, rather EP Holdings acts as the holding company of EPI.

     EPI is a diversified manufacturer of hundreds of products for the automotive, defense, aerospace and construction markets, as well as other industrial markets. Founded in 1843, EPI began as a manufacturer of paint pigments, marketed under the brand name Eagle White Lead. In 1876, the Picher family of Joplin, Missouri formed the Picher Lead Mining Company. The two firms merged in 1916 forming the Eagle-Picher Lead Company, which was renamed Eagle-Picher Industries, Inc. in 1966 to reflect its ongoing expansion into a wide and diversified group of industries.

     As a result of sales prior to 1971 of asbestos-containing insulation materials, EPI became the target of numerous lawsuits seeking damages for illness resulting from exposure to asbestos. By the end of 1990, EPI had paid hundreds of millions of dollars to asbestos litigation plaintiffs and their lawyers. In January of 1991, EPI filed for protection under chapter 11 of the U.S. Bankruptcy Code as a direct consequence of cash shortfalls attributable to pending asbestos litigation liabilities.

     On November 18, 1996, the U.S. Bankruptcy Court, together with the U.S. District Court for the Southern District of Ohio, issued an order confirming the Third Amended Plan of Reorganization (the "Plan") of EPI and seven of its domestic subsidiaries. The Plan became effective November 29, 1996. The Order confirming the Plan contains a permanent injunction which precludes holders of present and future asbestos-related or lead-related personal injury claims from pursuing their claims against the reorganized EPI. Consequently, EPI has no further liability in connection with such asbestos-related or lead-related personal injury claims. Instead, those claims will be channeled to the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust (the "PI Trust"), which is an independently administered qualified settlement trust established to resolve and satisfy those claims. Under the terms of the Plan, all of the outstanding common stock of EPI was cancelled and newly issued common stock of the reorganized EPI was contributed to the PI Trust, together with certain notes and cash. On February 24, 1998, EP Holdings acquired EPI from the PI Trust for $702.5 million.

     EPI conducts its business through both unincorporated divisions and separately incorporated subsidiaries. EPI is the only subsidiary of EP Holdings. Therefore, EP Holdings' results of operations and cash flow approximate those of EPI. Unless the context indicates otherwise, the term the "Company" as used herein refers to EP Holdings and its subsidiaries. References to divisions of the Company include both unincorporated divisions and separately incorporated subsidiaries.

     During fiscal year 2000, as part of its previously announced program to focus management, technical and financial resources on core businesses, the Company completed the sale of its Ross Aluminum Foundries, Fluid Systems, MARCO, Rubber Molding, and Cincinnati Industrial Machinery divisions for aggregate net proceeds of $85.0 million and an aggregate gain on the sale of these divisions of $17.1 million. During fiscal year 1999, the last full year that each of these divisions was owned and operated by the Company, these divisions collectively contributed approximately $130.0 million in sales, ($27.1) million pretax loss and earnings before interest, taxes, depreciation and amortization ("EBITDA") of $9.2 million (See Item 7 below for the Company's definition of EBITDA). This successful divestiture program, internally referred to by the Company as "Project Socrates," was completed timely and at aggregate net proceeds in excess of those projected by the Company.

     The Company also completed certain strategic acquisitions during fiscal years 1999 and 2000, including the Hillsdale Division's acquisition of the stock of Charterhouse Automotive Group, Inc., a holding company whose only operating subsidiary was Carpenter Enterprises Limited ("Carpenter"). Carpenter is a supplier of precision machined components to the automotive industry with operations, products and a customer base complimentary to those of the Hillsdale Division. Hillsdale completed the acquisition as of March 1, 1999 for a purchase price of approximately $73.0 million. Immediately following the transaction Charterhouse Automotive Group, Inc. was merged into Carpenter.

     The Company's Technologies Division acquired the assets of the isotopically depleted zinc business of Isonics Corporation for $8.2 million effective December 1, 1999. The Technologies Division paid $6.7 million of the purchase price at the closing, and the remaining $1.5 million is payable in three annual $.5 million installments, subject to certain contingencies. Isotopically depleted zinc is used as a corrosion inhibiting additive to water in nuclear reactors. This product compliments the enriched boron products sold by the Technologies Division to enhance the safety and efficiency of nuclear power plants.

     On June 30, 2000 the Company's Technologies Division acquired the stock of BlueStar Battery Systems Corporation for $4.9 million in cash. Immediately following the transaction the name of the corporation was changed to Eagle-Picher Energy Products Corp. ("EPEP"). EPEP manufactures batteries using lithium based technology, which is of strategic importance to the battery manufacturing operations at the Technologies Division. Substantially all of EPEP's products are sold to the United States Army, a branch of the military previously not counted among the significant customers of the Technologies Division.

     On December 14, 2000, the Company's Board of Directors authorized the exploration of strategic alternatives for the Company's Machinery Segment, including the possible sale of all or a portion of the segment's assets and business. Consistent with this authorization, the Company has engaged Seale & Associates, LLC to assist the Company in marketing the segment and obtaining offers to purchase all or a portion of the Machinery Segment's assets and business. This process is in the early stages and the Company cannot yet project whether, when or at what price all or a portion of the Machinery Segment's assets and business may be sold. At the same time the Company is reorganizing the Machinery Segment's manufacturing operations to enable profitable operation of the segment at the lower volumes of business expected in the near term.

     The Company will continue to explore and consider acquisition opportunities, but only to the extent such opportunities advance the strategic plans and interests of the Company's existing businesses. In this vein, the Company is currently considering acquisition opportunities involving precision machining operations in Europe. The Company believes that the expansion of its precision machining capabilities in Europe will enable its Hillsdale Division to offer its full range of products in Europe and provide Hillsdale a competitive advantage in supplying components and systems for automotive platforms that are uniform in North America and Europe.

  Financial Information About Industry Segments

     Commencing with the end of the Company's November 30, 2000 fiscal year, the Company has changed the composition of its reportable business segments to include the following four segments:

     1. Automotive;
     2. Technologies;
     3. Machinery;
     4. Minerals;

The Company has restated items of segment information for earlier periods in order to facilitate comparison. Industry segment data is included in Item 8 below, in addition to the Company's Consolidated Financial Statements for the years ended November 30, 2000 and 1999, the nine months ended November 30, 1998 and the three months ended February 28, 1998. (See Note O to the Consolidated Financial Statements contained in Item 8.)

  Narrative Description of Business

THE AUTOMOTIVE SEGMENT

     The Automotive Segment consists of the Company's Hillsdale and Wolverine Divisions. Together these two divisions produce systems, components and raw materials for passenger cars, trucks, vans and sport utility vehicles. These products are sold to major automotive manufacturers and their suppliers in North America, Europe and Asia. The Automotive Segment's products can be broken down into two categories: Precision

Machined Components and Rubber Coated Metal Products. The following table sets forth the percentage of the Company's Consolidated Net Sales contributed by each product category:

                                                               2000    1999    1998
                                                               ----    ----    ----
Precision Machined Components..............................    44.6%   38.4%   28.2%
Rubber Coated Metal Products...............................     9.9%    9.1%    9.2%
Divested Automotive Products...............................     4.4%   13.1%   16.2%
                                                               ----    ----    ----
     Total.................................................    58.9%   60.6%   53.6%
                                                               ====    ====    ====

     Precision Machined Components. The largest of the Company's divisions, the Hillsdale Division is a provider of noise, vibration and harshness solutions to the worldwide automotive market. The Hillsdale Division also supplies complex machined components and systems for engine, transmission, axle/driveline and chassis/ suspension applications. The Hillsdale Division's expertise runs from product design and development, through prototypes and testing, launch and production. Widely recognized as North America's leading torsional damper manufacturer with custom rubber compounding and manufacturing capabilities, the Hillsdale Division's product line also includes transmission oil pumps, vibration dampening devices and a variety of other products that are precision machined from castings and forgings. The Hillsdale Division is skilled at working with a wide range of metals, including magnesium, aluminum, steel, gray iron and nodular iron. Its products are manufactured in facilities located in the United States, Mexico and the United Kingdom. The Hillsdale Division, through its Tech Center located in Hillsdale, Michigan, offers technical, cost-effective solutions for today's demanding customers and applications. The market for precision machined components has many competitors, including a few strong and well-positioned competitors and the original equipment manufacturers ("OEMs") themselves. The Hillsdale Division competes in this market primarily on the basis of quality, price, delivery and service.

     Rubber Coated Metal Products. The Company's Wolverine Division pioneered and perfected the technology to produce rubber coated paper and metal using the line coating process. In this process, bulk rolls of metal or paper run through a "coating line," which prepares the material for coating, applies specially formulated and proprietary rubber and other compounds to the material in precise thicknesses, and dries and cures the coated material to bond the compound to the metal or paper and achieve the sealing, heat resistance, durability and precise thickness characteristics required for the intended application. These coated materials are impervious to fluid penetration and can withstand high compression loads, making these materials ideal for applications where high temperature and pressure create a requirement for close tolerances, exceptional sealing characteristics and durability. Typical applications include sealing systems (i.e. gaskets) for engines, transmissions and compressors. These materials are also used as a noise suppressant for brakes, a product in which the Wolverine Division dominates the worldwide market. The rubber coated materials are manufactured in the United States. Certain sealing and insulating products, such as compressor gaskets for air conditioning units and brake noise insulators, are stamped out of the rubber coated materials both in the United States and in Germany. The primary competition of the Wolverine Division's products is a process known as curtain coating, which refers to a process of coating metal products with rubber after stamping or cutting the metal into the required shape. The Company does not believe that the curtain coating process can offer the close tolerances or exceptional sealing characteristics and durability of the Wolverine Division's line coating process.

     The Automotive Segment distributes its products primarily through internal sales personnel located in offices in North America, Japan and Europe. Generally, competitive conditions for the Automotive Segment are characterized by intense pricing pressures from major customers and by an emphasis on quality, delivery and services.

     The Automotive Segment's largest customer in fiscal year 2000 was Honda, accounting for $98.2 million of the Company's consolidated net sales. Consolidated net sales to Ford Motor Company were $71.0 million in fiscal year 2000, however, this figure does not include sales to Visteon Corporation, which was spun off by Ford Motor Company during the year. Consolidated net sales to Visteon Corporation were $47.0 million in fiscal year 2000. Prior to fiscal year 2000, Ford Motor Company (including Visteon) was the Company's largest customer, with consolidated sales amounting to $137.8 million in fiscal year 1999 and $160.9 million in fiscal year 1998. No other customer of the Company accounted for 10% or more of consolidated net sales.

THE TECHNOLOGIES SEGMENT

     The Technologies Segment is a diverse group of businesses with a broad spectrum of technology and capabilities. Its products can be segregated into the following two product categories: Special Purpose Batteries and Specialty Materials. The following table sets forth the percentage of the Company's Consolidated Net Sales contributed by each product category:

                                                               2000    1999    1998
                                                               ----    ----    ----
Special Purpose Batteries..................................    12.1%   12.4%   15.0%
Specialty Materials........................................     5.6%    5.0%    4.8%
Other Technologies Products................................     5.0%    4.2%    4.7%
                                                               ----    ----    ----
          TOTAL............................................    22.7%   21.6%   24.5%
                                                               ====    ====    ====

     Special Purpose Batteries. The Technologies Segment is a major supplier of batteries and power systems components for the aerospace, defense and telecommunications industries. The Company has been providing the aerospace and defense industries with high quality, reliable batteries for more than 50 years. The Company's batteries have been on every United States' manned space flight, and the Company's silver zinc batteries provided the power for the safe return to earth of the famed Apollo 13 flight crew. Its nickel hydrogen batteries power more than 85% of the United States' most advanced communications and surveillance satellites as well as items such as the Hubbell Telescope and the International Space Station. Still other batteries manufactured by the Technologies Segment serve as launch batteries in booster rockets and support a variety of military applications, including missile guidance, seat ejection and weapons systems. The Technologies Segment also manufactures a line of batteries sold commercially for use in items such as ride on toys, toll tags, industrial fire and burglary alarm panels, telecommunications backup, remote global positioning units, animal tracking and incarceration bracelets. Major customers of the group include satellite builders and the United States government. The Technologies Segment has only a few competitors for some of its highly technological products and it competes for those products primarily on the basis of quality and performance. The Technologies Segment has many large and small competitors for its other products. For much of its business with the United States government, the Technologies Segment bids competitively against other producers of special purpose batteries.

     Specialty Materials. The Company's Technologies Segment also manufactures and tests high purity specialty material compounds for a wide range of services and products. For example, the Company is a major source for high purity isotopically enriched boron compounds and isotopically purified zinc, both of which are used in nuclear power plants. The Company's Technologies Segment also refines rare metals, such as high purity germanium, germanium compounds, gallium and gallium compounds. These products serve several markets, including fiber optic cable, plastics, semiconductors, infrared thermal imaging and substrates for satellite solar cell arrays. The major customers for these products include fiber optic cable manufacturers, satellite builders and other aerospace companies.

     Other Technologies Products. The Technologies Segment also manufactures bulk pharmaceutical products and industrial chemicals, and produces a wide range of super clean containers, which meet strict EPA protocols, for environmental sampling.

     While the Technologies Segment is a successful and highly profitable division of the Company, the Company has determined that increased emphasis on the development of new products and the commercialization of existing products is of vital importance to the future success of the Technologies Segment. The Company engaged The Center for Commercialization of Technology ("CTC") to perform a consulting study in connection with this effort. Together with CTC, management of the Technologies Segment identified a number of opportunities which will be evaluated and may become the subject of further research and development in the coming year. The Technologies Segment is also considering an internal reorganization in order to better align the segment with the commercial markets in which its products are or can be sold. Basic research and product development activities continue to carry a high priority at the Technologies Segment. While many of the benefits from these efforts will not be realized until future years, the Company believes these activities demonstrate its commitment both to expand the Technologies Segment's existing business and to create new products to serve the Technologies Segment's existing markets.

     The Technologies Segment distributes its products primarily through internal sales personnel. The Technologies Segment also has a sales office in Europe to serve that market.

  The Machinery Segment

     Since 1964 the Company's Machinery Segment has been the sole supplier of elevating wheel tractor scrapers to Caterpillar Inc. The elevating wheel tractor scraper is a large earth-moving machine used for the removal of overburden for open pit mining, and for site preparation for highways and other commercial, municipal and industrial projects. The Machinery Segment also manufactures its own brand and line of rough terrain lift trucks and various component parts used in agricultural and construction machinery. The Machinery Segment's manufacturing facilities are located in the United States and Mexico. The elevating wheel tractor scrapers are marketed and sold by Caterpillar Inc. and its existing network of distributors, and Caterpillar Inc. is the sole customer of the segment for elevating wheel tractor scrapers. The component parts for agricultural and construction machinery manufactured by the Machinery Segment are sold primarily through internal sales and engineering personnel to the manufacturers of the machinery. The Machinery Segment's branded line of forklifts are also sold through internal sales personnel. The market for rough terrain lift trucks is highly fragmented and the Company believes it has an approximate 20% market share. The Machinery Segment competes on the basis of price, quality, reliability and product features. The following table sets forth the percentage of the Company's Consolidated Net Sales contributed by each product category:

                                                       2000        1999        1998
                                                       ----        ----        ----
Construction Equipment.............................     6.9%        7.2%        7.3%
Material Handling Equipment........................     3.0%        2.7%        5.5%
Divested Machinery Products........................      .7%        1.2%        1.4%
                                                       ----        ----        ----
          Total....................................    10.6%       11.1%       14.2%
                                                       ====        ====        ====

     Currently the Company is exploring strategic alternatives for the Machinery Segment, including the possible sale of all or a portion of the segment's assets and business.

  The Minerals Segment

     The Company's Minerals Segment is recognized as a world leader in the mining, process technology and marketing of diatomaceous earth and perlite filter aids. This segment comprised 7.8% of the Company's Consolidated Net Sales in 2000, 6.7% in 1999 and 7.7% in 1998.

     Diatomaceous earth, or diatomite, is a non-metallic material that is odorless, tasteless and highly stable. With its natural honeycomb structure, strength and low bulk density, diatomite is an ideal medium for filtration applications. Perlite is a mineral of volcanic origin, also with natural qualities that make it valuable as a filter aid. These products are used in a variety of industrial and commercial applications, including liquid solid separation in food and beverage, chemical, pharmaceutical and wastewater industries and as catalyst carriers and for liquid waste solidification. The Minerals Segment is second to Allegheny Corporation in the sale of filter aid products made using diatomaceous earth, perlite and cellulose. The Minerals Segment sells its filter aid products under the trademark CELATOM(R) both directly and through distributors to many large and small customers.

     The Company's Minerals Segment also produces industrial absorbents, functional fillers and soil amendments and conditioners. The Minerals Segment is the world's number one producer of granular diatomite absorbent products known as FLOOR DRY(R), as well as ACCESS(R) and PLAY BALL!(R) soil amendments and conditioners. In the North American market for industrial absorbents, the Company's Minerals Segment has a variety of competitors due to a number of other materials, such as clay, which are also used for this purpose.

     The Minerals Segment serves over 35 markets and more than 2,000 customers around the globe with its various products. Shipments to these customers worldwide place Minerals among the top ten container shippers from ports along the West Coast of the United States.

     The Minerals Segment competes based on price, service and quality as well as technical support provided to filter aid customers. The Minerals Segment operates three mining and processing facilities in the United States.

The Minerals Segment sales offices located in the United States and Europe market diatomite, perlite and cellulose directly and through distributors in North America, Europe, Asia, Africa and the Middle East.

  Divested Divisions

     In June of 1997, the assets of the former Suspension Systems Division were contributed to a joint venture ("EP Boge") with Fichtel and Sachs Industries, Inc. ("F&S"). F&S then exercised its option to purchase the Company's interest in EP Boge in November 1998. The Company sold its Trim Division as of October 31, 1998. The Company did not sell any divisions in its 1999 fiscal year. During the fiscal year ended November 30, 2000, the Company sold its Ross Aluminum Foundries, Fluid Systems, MARCO, Rubber Molding and Cincinnati Industrial Machinery Divisions. All of the divisions sold in the Company's 1998 and 2000 fiscal years are referred to collectively as the "Divested Divisions."

OTHER INFORMATION

     Raw Materials. The prices of raw materials are subject to volatility. The Company's principal raw materials are rubber, steel, zinc, nickel, germanium, boron and aluminum. With the exception of germanium, these raw materials are commodities that are widely available. The Company believes that the germanium supply available to the Company will be sufficient to satisfy the Company's requirements for 2001. Although the Company has alternate sources for most of its raw materials, the Company's policy is to establish arrangements with select vendors, based upon price, quality and delivery terms. By limiting the number of its suppliers, the Company believes that it obtains materials of consistently high quality at favorable prices. In 1999, the Company initiated a program to leverage its corporate purchasing power. This program covers direct materials and operations and business support items.

     Due to their manufacturing processes, the Minerals Segment and the Wolverine Division are heavy consumers of natural gas. Natural gas prices increased sharply in the latter part of 2000, which has impacted the operating results of these operations. The Company has been exploring alternatives and has implemented measures to mitigate the effects of higher fuel costs in the future.

     Intellectual Property. The Company holds approximately 50 patents, primarily in the United States. Many of the Company's products incorporate a wide variety of technological innovations, some of which are protected by individual patents. Many of these innovations are treated as trade secrets with programs in place to protect these trade secrets. No one patent or group of related patents is material to the Company's business. The Company also has numerous trademarks, including the Eagle-Picher name, and considers the Eagle-Picher name to be material to its business.

     Backlog. At November 30, 2000 and 1999, the Company's order backlog was approximately $149.2 million and $184.6 million, respectively. The decline in backlog is attributable primarily to weaker demand for construction equipment produced by the Machinery Segment. The Company expects the order backlog outstanding at November 30, 2000 to be filled within the 2001 fiscal year. As is customary in the automotive industry, the Company enters into blanket purchase orders with its customers with respect to specific product orders. From time to time, the customer, depending on its needs, will provide the company with releases on a blanket purchase order for a specified amount of products. As a result, the backlog for the Automotive Segment is not significant.

     Government Contracts. The Company's Technologies Segment has contracts with the U.S. Government that have standard termination provisions. The U.S. Government retains the right to terminate the contracts at its convenience. However, if contracts are terminated, the Company is entitled to be reimbursed for allowable costs and profits to the date of the termination relating to authorized work performed to such date. U.S. Government contracts are also subject to reduction or modification in the event of changes in Government requirements or budgetary constraints.

     Research and Development. The Company spent approximately $11.7 million on research and development activities, primarily for the development of new products or the improvement of existing products in 2000. Comparable costs were $13.3 million in 1999 and $14.1 million in 1998.

     Environmental Regulatory Compliance. The Company had total expenditures for environmental compliance and remediation of $11.3 million in the year ended November 30, 2000, including $0.4 million of capital expenditures. The Company estimates that it will expend $14.3 million, including $0.4 million in capital expenditures, in 2001. Certain amounts resulting from existing conditions relating to past operations have been provided for. As of November 30, 2000, the Company had $12.6 million of liabilities recorded in connection with these environmental matters, and believes such reserves to be adequate under the circumstances. See Item 3 below for information with respect to various other environmental proceedings.

     Employees. As of November 30, 2000, the Company employed approximately 5,400 persons in its operations, of whom approximately 1,450 were salaried employees and 3,950 were hourly employees. Approximately 39% of the Company's hourly employees are represented by one of five labor organizations. The Company believes that its relations with its employees are generally good.

     Financial Information about Foreign and Domestic Operations and Export Sales. Financial information about Foreign and Domestic Operations and Export Sales is included in Item 8 below, the Company's Consolidate Financial Statements for the years ended November 30, 2000 and 1999, the nine months ended November 30, 1998 and the three months ended February 28, 1998. (See Note O to the Company's financial statements contained in Item 8 below.)

ITEM 2. PROPERTIES.

     The principal fixed assets of the Company consist of its manufacturing, processing and storage facilities and its transportation and plant vehicles. Substantially all of the Company's owned properties and assets are pledged as collateral under its syndicated senior loan facility. The following sets forth selected information regarding the Company's active manufacturing and processing facilities:

                                                                                  DESCRIPTION OF
   BUSINESS SEGMENT                             LOCATION                         PROPERTY INTEREST
   ----------------                             --------                         -----------------
AUTOMOTIVE
  Domestic                Blacksburg, Virginia (2 plant locations)                     owned
                          Hillsdale, Michigan (4 plant locations)                      owned
                          Hamilton, Indiana                                            owned
                          Inkster, Michigan                                            owned
                          Jonesville, Michigan                                         owned
                          Leesburg, Florida                                            owned
                          Manchester, Tennessee                                       leased
                          Mount Pleasant, Michigan                                     owned
                          Traverse City, Michigan                                      owned
                          Vassar, Michigan                                            leased
  International           Ohringen, Germany                                            owned
                          San Luis Potosi, Mexico                                      owned
                          Tamworth, England                                            owned
TECHNOLOGIES
  Domestic                Colorado Springs, Colorado (2 plant locations)          owned & leased
                          Galena, Kansas                                               owned
                          Grove, Oklahoma                                              owned
                          Harrisonville, Missouri                                      owned
                          Joplin, Missouri (7 plant locations)                    owned & leased
                          Lenexa, Kansas                                               owned
                          Miami, Oklahoma (3 plant locations)                     owned & leased
                          Quawpaw, Oklahoma (2 plant locations)                        owned
                          Seneca, Missouri                                             owned
                          Stella, Missouri                                             owned
  International           Vancouver, Canada                                           leased
MACHINERY
  Domestic                Lubbock, Texas                                               owned
  International           Acuna, Coahuila, Mexico                                      owned
MINERALS(1)
  Domestic                Clark Station, Nevada                                        owned
                          Lovelock, Nevada                                             owned
                          Vale, Oregon                                                 owned

---------------

(1) In addition to the facilities listed, the Company's Minerals Segment has mining locations and numerous claims in Nevada, Oregon and California.

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

     Mining. The Minerals Segment owns and leases diatomaceous earth and perlite mining locations as well as numerous claims in Nevada, Oregon and California (collectively, "mining properties"). The Company's owned and leased mining properties, including those not currently being mined, comprise a total of approximately 10,500 acres in Storey, Lyon, Pershing and Churchill Counties in Nevada and 5,000 acres in Malhuer and Harney Counties in Oregon, as well as rights on 2,500 acres not currently being mined in Siskiyou County in California.

The Company continually evaluates potential mining properties, and additional mining properties may be acquired in the future. The Minerals division extracts diatomaceous earth and perlite through open-pit mining using a combination of bulldozers, wheel type tractor scrapers, excavators and articulated trucks. The extracted materials are carried by truck to separate processing facilities. A total of approximately 414,000 tons of diatomaceous earth and perlite were extracted from the Company's mining properties in Nevada and Oregon in Fiscal 2000. On average, the Company has extracted a total of approximately 430,000 tons of diatomaceous earth and perlite from its Nevada and Oregon properties each year for the past five years. As ore deposits are depleted, the Company reclaims the land in accordance with plans approved by the relevant federal, state and local regulators. The following mining properties are of major significance to the Company's mining operations.

          Nevada. The company's diatomaceous earth mining operations in Nevada commenced in 1945 in Storey County. The company commenced perlite-mining operations in Churchill County in 1993. The Company extracted a total of approximately 263,000 tons of diatomaceous earth and perlite from Nevada mining properties in Fiscal 2000 and, on average, extracted a total of approximately 285,000 tons of diatomaceous earth and perlite from its Nevada mining properties each year for the past five years, or approximately 67% of the Company's total diatomaceous earth and perlite production (and including 100% of its perlite production). Approximately 265 acres in Storey County, where mining activities commenced 55 years ago, and approximately 62 acres in the Counties of Lyon and Churchill are actively being mined by the Company for diatomaceous earth. Diatomaceous earth from Storey, Churchill and Lyon mining properties is processed at the Clark Station, Nevada facility. The Company believes its diatomaceous earth reserves in the Counties of Storey, Churchill and Lyon, including mining properties not actively being mined, are in excess of 30 years at current levels of extraction based upon estimates prepared by its mining and exploration personnel. Diatomaceous earth extractions from the Pershing mining properties, which commenced more than 40 years ago, are processed at the Lovelock, Nevada facility. Approximately 975 acres are actively being mined for diatomaceous earth in Pershing. The Company believes its diatomaceous earth reserves in Pershing, including mining properties not actively being mined, to be in excess of 15 years at the current level of extraction based on estimates prepared by its mining and exploration personnel. Beginning in 1993, the Company has actively, mined approximately 25 acres in Churchill County for perlite, which is processed at the Lovelock, Nevada facility. The Company believes its perlite reserves in Churchill County, including mining properties not actively mined, are in excess of 30 years at the current level of extraction based upon estimated prepared by it mining and exploration personnel.

          Oregon. The Company commenced mining diatomaceous earth in Oregon in 1985 at its mining properties in Harney and Malhuer Counties. Approximately 88 acres in Harney County and 80 acres in Malhuer County are actively being mined. Diatomaceous earth extracted from these mines is processed at the Company's Vale, Oregon facility. The Company extracted approximately 151,000 tons of diatomaceous earth from the Harney County and Malhuer County mining properties during Fiscal 2000 and on average, has extracted approximately 145,000 tons of diatomaceous earth each year for the past five years from these mining properties, or approximately 33% of the Company's total diatomaceous earth and perlite production. The Company believes its diatomaceous earth reserves in Harney County and Malhuer County, including mining properties not actively being mined, are in excess of 30 years at the current level of extraction based on estimates prepared by its mining and exploration personnel.

ITEM 3. LEGAL PROCEEDINGS.

     (a) Chapter 11 Proceedings.

     On January 7, 1991 ("Petition Date"), EPI and seven of its domestic subsidiaries each filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio, Western Division, in Cincinnati, Ohio ("Bankruptcy Court"). All of the chapter 11 cases were consolidated for procedural purposes only under the caption: "In re Eagle-Picher Industries, Inc., et al.," Consolidated Case No. 1-91-00100, before the Honorable Burton Perlman, United States Bankruptcy Judge.

     In August 1996, EPI, together with the Injury Claimants' Committee and the Representative for Future Claimants who was appointed by the Bankruptcy Court, proposed a plan of reorganization to the Bankruptcy

Court (the "Plan"). The Bankruptcy Court and the United States District Court for the Southern District of Ohio (the "Ohio District Court") jointly issued the Order confirming the Plan on November 18, 1996 (the "Confirmation Date"), and the Plan was consummated on November 29, 1996 (the "Consummation Date"). The major component of the Plan was a settlement of EPI's liability for present and future asbestos-related personal injury claims arising out of business operations prior to the petition date under which it was agreed that these claims had a total value of $2 billion. Pursuant to the Plan, (i) the Eagle-Picher Personal Injury Settlement Trust (the "PI Trust") was established and EPI contributed assets to the PI Trust valued at approximately $730 million in the aggregate (representing the approximately 37% distribution upon the $2 billion allowed claim of the asbestos claimants, as unsecured creditors), consisting of $51.3 million in cash, $250 million in the 10% Debentures, $69.1 million in Tax Refund Notes, $18.1 million in Divestiture Notes and 10,000,000 shares of Common Stock (representing all outstanding shares of Common Stock), and (ii) the PD Trust was established in 1999 and was funded by EPI with $3 million in cash plus interest that had accrued since EPI had funded this obligation and set aside the $3 million pending establishment of the PD Trust. Pursuant to the Plan, the asbestos-related claims are discharged and EPI has no further liability in connection with such claims.

     Pursuant to the Plan, EPI is discharged of the burden of defending more than 150,000 asbestos-related claims, as well as any lead-related claims, that had been, as well as any such claims that may in the future be, filed against EPI. This relief has been accomplished through the establishment of the independent trusts under the Plan to assume, administer, settle and pay such claims. In addition, the Order includes an injunction (the "Injunction"), which prohibits claimants with asbestos-related or lead-related claims from bringing actions against EPI, and instead requires these claimants to assert such claims only against the PI Trust or, as to asbestos-related property damage claims, against the PD Trust, each of which was funded by EPI pursuant to the Plan. Under the Plan the PI Trust assumed all liability and responsibility for asbestos-related and lead-related personal injury claims against EPI, and the PD Trust will assume all liability and responsibility for asbestos-related property damage claims. EPI believes that the Plan, the Injunction and the Bankruptcy Code together will enjoin any claims against EPI with respect to any past, present, or future asbestos-related or lead-related liabilities arising from or based upon business operations prior to the Petition Date.

     Following confirmation of the Plan, notices of appeal of the Order were filed by one general unsecured creditor (the "Creditor Appellant") and the Unofficial Committee of Co-Defendants (the "Co-Defendants"), a group of former manufacturers and distributors of asbestos-containing products that have been named as co-defendants with one or more members of EPI in asbestos personal injury lawsuits and have asserted claims against EPI for contribution, indemnity and subrogation. The allowance of contribution claims against EPI is subject to
Section 502(e) of the Bankruptcy Code which states that a claim for contribution asserted by an entity that is liable with a chapter 11 debtor shall be disallowed to the extent such contribution claim is contingent as of the time of allowance or disallowance of such claim. Neither the Creditor Appellant nor the Co-Defendants requested that the Order be stayed pending appeal. The Creditor Appellant withdrew its notice of appeal by a stipulation dated January 24, 1997.

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

     While Section 524(g) specifically addresses trusts created to resolve asbestos-related litigation and injunctions issued in connection therewith, it does not specifically address whether an injunction directing claims to a trust that will pay both asbestos-related and non-asbestos-related claims, as in this case, is protected under Section 524(g). While there is a risk that the Injunction would not apply to future lead-related claimants because lead-related claims are not addressed in Section 524(g), EPI believes that the Injunction would be upheld and enforced against lead-related claimants if challenged. That belief is based on the fact that the Bankruptcy Court and the Ohio District Court, in confirming the Plan and entering the Injunction, specifically ruled that Section 524(g) does not prohibit channeling of non-asbestos related claims along with asbestos-related claims. In the event that Section 524(g) does not operate to protect the Injunction's channeling of lead-related claims, such channeling could be upheld as a necessary or appropriate order under Section 105(a) of the Bankruptcy Code. Although the filing of future lead-related lawsuits cannot be predicted, EPI believes that this risk is limited because to date, only approximately 125 lead-related claims have been asserted against EPI (as compared to the tens of thousands of asbestos-related claims asserted against EPI).

     On and shortly after the Consummation Date, EPI made distributions (the "Initial Distribution") under the Plan totaling approximately $800 million in cash, common stock and debt securities (including the approximately $730 million contributed to the PI Trust, $3.0 million set aside for the PD Trust and the remainder in connection with various other allowed claims including the environmental claims described below). Final distributions under the Plan will not be made until all remaining unresolved claims (other than asbestos-related and lead-related claims) are resolved (the "Final Distribution"). One environmental claim asserted during the chapter 11 proceeding is the only claim that remains unresolved. As of November 30, 2000, EPI has a liability recorded on its balance sheet in the amount of approximately $10.6 million for the Final Distribution (the "Final Distribution Reserve"). Although there can be no assurance as to the amount required to resolve the remaining claims, EPI expects those claims, together with any other claims not paid in the Initial Distribution, to be resolved, exclusive of administrative expenses, for an amount not in excess of the Final Distribution Reserve.

     Although a bankruptcy plan of reorganization generally serves to resolve all claims that arose prior to the chapter 11 proceedings, courts in a number of cases have limited the types of environmental obligations that can be discharged by bankruptcy (concluding, for example, that an order to conduct an environmental clean-up of a site may not be a "claim" or that an environmental claim did not "arise" before the bankruptcy). EPI has entered into the Environmental Settlement, discussed below, which is intended to relieve EPI of the burden of defending against certain claims asserted under Environmental Laws relating to conditions occurring prior to the date of the bankruptcy petition and governs certain environmentally related claims that have been or may yet be asserted against EPI after the Consummation Date relating to conditions occurring prior to the date of the bankruptcy petition. See "Environmental Matters." Nevertheless, due to the limitations on the types of environmental obligations that can be discharged by bankruptcy, EPI may have obligations relating to historical noncompliance with environmental laws with respect to sites owned by EPI as of the Confirmation Date that were not asserted in the chapter 11 proceedings. See "Environmental Matters."

     (b) Other.

     On January 25, 1996, Richard Darrell Peoples, a former employee of EPI, filed a Qui Tam suit under seal in the United States District Court for the Western District of Missouri (the "Missouri Court"). A Qui Tam suit is a lawsuit brought by a private individual pursuant to federal statute, allegedly on behalf of the U.S. Government. The U.S. Government has declined the opportunity to intervene or take control of this Qui Tam suit. EPI became aware of the suit on October 20, 1997, when it was served on EPI, after it had been unsealed. The suit involves allegations of irregularities in testing procedures in connection with certain U.S. Government contracts. The allegations are similar to allegations made by the former employee, and investigated by outside counsel for EPI, prior to the filing of the Qui Tam suit. Outside counsel's investigation found no evidence to support any of the employee's allegations, except for some inconsequential expense account matters. EPI, which believes that the U.S. Government did not incur any expense as a result of those matters, reported to the U.S. Government the employee's allegations and the results of outside counsel's investigation. The employee also initiated a different action against EPI in 1996 for wrongful termination, in which he alleged many of the same acts complained of in the Qui Tam suit. That action was dismissed with prejudice by the Missouri Court in October 1996. On June 16, 1998, the Missouri Court granted EPI's Motion to Dismiss the Qui Tam suit. The Court, however, allowed Mr. Peoples to amend his complaint. Mr. Peoples filed an amended complaint, and EPI's Motion to Dismiss the Amended Complaint was denied on January 20, 1999. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this suit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

     On May 8, 1997, Caradon Doors and Windows, Inc. ("Caradon"), filed suit against EPI in the United States District Court for the Northern District of Georgia (the "Georgia Court") alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in an amount not less than $10 million (the "Caradon suit"). The Caradon suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement in an amount believed to be in excess of $10 million. In June 1997, EPI filed a Motion with the Bankruptcy Court seeking an order enforcing the Plan and the Confirmation Order against Caradon, and enjoining the Caradon suit from going forward. The Bankruptcy Court in a decision entered on December 24, 1997, held that the Caradon suit did violate the Plan and the Confirmation Order and enjoined Caradon from pursuing the Caradon suit. Caradon appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of Ohio (the "District Court"), and in a decision entered on February 3, 1999, the District Court reversed and remanded the matter back to the Bankruptcy Court. On January 5, 2001, EPI filed a Motion for Summary Judgment on the issue of whether Caradon was afforded notice of the Plan and the Confirmation Hearing, a motion which remains pending before the Bankruptcy Court. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this suit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

     EPI is also involved in various other proceedings incidental to the ordinary conduct of its business. EPI believes that none of these other proceedings will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

     (c) Environmental Matters.

     During the pendency of the chapter 11 proceedings, EPI entered into a settlement agreement (the "Environmental Settlement") with the United States Environmental Protection Agency (the "EPA"), the United States Department of the Interior and the states of Arizona, Michigan and Oklahoma (together, the "Settling Parties"), addressing all known and unknown environmentally-related claims that were or could have been asserted by those entities against EPI in the bankruptcy proceeding. In addition to resolving those claims filed in the chapter 11 proceedings, the Environmental Settlement provided that any additional claims by the Settling Parties against EPI in connection with pre-petition activities at any site not owned by EPI (the "Additional Sites"), shall be resolved as if they had been asserted during the chapter 11 proceedings. Accordingly, if EPI is found liable or settles any Additional Site claim, such liability is limited to approximately 37% of the liability or settlement amount.

     Since entering into the Environmental Settlement, EPI has received notice from one or more of the Settling Parties that EPI may have liability in connection with 19 Additional Sites. EPI believes that its potential liability at these Additional Sites is not material to EPI's financial condition, results of operations or cash flows.

     EPI is undertaking remedial actions at a number of its current and former facilities and properties which are not covered under the Environmental Settlement Agreement. In connection with certain sales of its assets, including the Rubber Molding, Fluid Systems and Ross Divisions sold in 2000 and the Bearings Division sold in 1989, EPI has agreed to undertake remedial actions or, alternatively, to indemnify the respective purchasers of particular assets for certain liabilities in connection with those remedial actions under the Environmental Laws relating to that asset's operations or activities prior to the sale. EPI believes that neither these remedial actions nor any claims under these indemnity provisions will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

     EPI is undertaking closure and corrective actions under RCRA at two of its current permitted hazardous waste facilities. At the Joplin, Missouri, facility, consistent with the requirements of its RCRA permit, EPI is investigating the nature and extent of contamination from two closed hazardous waste impoundments and over 100 solid waste management units formerly in use during the 130-year operating history of this property. EPI's investigation has identified areas of soil and groundwater contamination or suspected contamination, certain of which likely will require EPI to undertake remedial activities. Following completion of its investigation, EPI, in conjunction with federal and state regulators, will determine what, if any, corrective actions are appropriate at this property. At the Colorado Springs, Colorado, facility, EPI entered into a Compliance Order on Consent with the State of Colorado's Department of Public Health and Environment effective January 28, 1999 (the "Consent Order"). Pursuant to the Consent Order, EPI will complete the closure of four former hazardous waste impoundments and evaluate appropriate remedial actions to address contaminated groundwater and soil at and around the facility. EPI does not believe that it will be assessed any penalty in connection with the remediation of these sites, although there can be no assurance that one will not be imposed.

     EPI owned and operated a lead and zinc smelting facility, which was dismantled in 1982, on the Galena property. The Galena property is located within the Tri-State mining district, formerly one of the largest lead and zinc fields in the world. The Tri-State mining district was actively worked from the mid-1800s until the 1960s and, as a result, soil, groundwater and surface waters have been significantly and adversely impacted. In the 1980s and early 1990s, the EPA addressed both surface contamination (including residential soil contamination) and groundwater contamination issues in the Tri-State mining district in the immediate vicinity of the Galena property. Under the Environmental Settlement, while EPI resolved all of its other liability under the Comprehensive Environmental Response, Compensation, and Liability Act associated with the Tri-State mining district, it specifically retained liability for the Galena property. Environmental impacts are likely at the Galena property as a result of the former smelter operation and from historic materials management practices on the Galena property. The EPA has not required remediation of the Galena property, and EPI has no current expenses in connection with remedial activities at this property. EPI, however, anticipates that certain investigations and remediation may be required at some point in the future. EPI does not believe that it will be assessed any penalty in connection with the remediation of this site, although there can be no assurance that one will not be imposed.

     EPI does not believe, based on current information and taking into account reserves established for environmental matters, that costs associated with compliance with and remediation under Environmental Laws will have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

                                [NOT APPLICABLE]

ITEM 6. SELECTED FINANCIAL DATA.

                                                        NINE MONTHS    THREE MONTHS
                                                           ENDED           ENDED
                                                        NOVEMBER 30,   FEBRUARY 28,
                                  2000        1999          1998           1998            1997            1996
                                --------   ----------   ------------   -------------   -------------   -------------
                                                                       PREDECESSOR A   PREDECESSOR A   PREDECESSOR B
                                                                    (UNAUDITED)
                                                    (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)
STATEMENT OF INCOME (LOSS):
Net sales (A).................  $837,580   $  913,261    $  645,984     $  205,842      $   906,077     $   891,287
Operating income (B)..........    59,846       25,082        15,470         11,027           45,558          62,106
Adjustment for asbestos
  litigation..................        --           --            --             --               --         502,197
Fresh-start revaluation (C)...        --           --            --             --               --         118,684
Interest expense (D)..........   (47,362)     (49,060)      (36,313)        (6,940)         (31,261)         (3,083)
Income (loss) before taxes,
  extraordinary items and
  accounting changes..........    12,610      (20,387)      (19,064)         4,907           14,046         674,656
Income (loss) before
  extraordinary items and
  accounting changes..........     5,610      (17,587)      (14,364)           807           (3,854)        622,086
Extraordinary items and
  accounting changes (E)......        --           --            --             --               --       1,524,305
Net income (loss).............     5,610      (17,587)      (14,364)           807           (3,854)      2,146,391
Preferred stock dividends
  accreted....................   (11,848)     (10,569)       (7,382)            --               --              --
Basic earnings (loss) per
  share applicable to common
  shareholders:
  Income (loss) per share
    applicable to common
    shareholders before
    extraordinary items and
    accounting changes........     (6.26)      (28.16)       (21.74)          0.08            (0.39)          56.34
  Extraordinary items and
    accounting changes........        --           --            --             --               --          138.06
  Basic earnings (loss)
    applicable to common
    shareholders..............     (6.26)      (28.16)       (21.74)          0.08            (0.39)         194.40
Weighted average number of
  common shares outstanding...   997,125    1,000,000     1,000,000      9,600,071       10,000,000      11,040,932
Dividends per common share....        --           --            --             --               --              --
BALANCE SHEET DATA (END OF
  PERIOD):
Total assets..................   775,362      842,000       816,327            N/A          746,881         848,880
Total long-term debt and
  redeemable preferred stock
  (F).........................   567,735      642,035       571,743            N/A          273,397         386,439
OTHER DATA:
EBITDA (G)....................   106,108      115,393        87,436         26,969          104,080          94,931
Cash provided by (used in)
  operating activities........    50,703       46,928        75,547         (9,083)         147,883          72,861
Cash provided by investing
  activities..................    35,263      (95,471)      (16,618)        (6,734)         (13,827)        (41,770)
Cash provided by (used in)
  financing activities........   (88,570)      44,933       (64,216)       (18,954)        (113,042)         (3,198)
SELECTED RATIOS:
Earnings/fixed charges and
  preferred stock dividends
  (H).........................      1.01x         .49x          .41x          1.69x            1.43x         173.50x

---------------

(A) Includes net sales attributed to Divested Divisions of $42,764 in 2000, $130,003 in 1999, $112,650 in the nine months ended November 30, 1998, $37,086 in the three months ended February 28, 1998, and, for purposes of
    Item 6 only, $229,723 in 1997, and $274,110 in 1996.

(B) Operating income is not indicative of trends as the results for the nine months ended November 30, 1998 (subsequent to the Acquisition) and those of both predecessor A (subsequent to the Reorganization, but before the Acquisition) and Predecessor B (prior to the Reorganization) were derived using different bases. (See Management's Discussion and Analysis - Effects of the Acquisition and Reorganization on Operations and Financial Condition.)

(C) Fresh-start revaluation gain of $118,684 reflects transactions related to emergence from bankruptcy and reorganization in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7").

(D) In accordance with SOP 90-7, interest was not accrued on debt that was unsecured or undersecured during the period during which the Subsidiary was in bankruptcy. Contractual interest was $9,889 in 1996.

(E) Reflects a gain of $1,525,540 in 1996 related to emergence from bankruptcy and reorganization in accordance with SOP 90-7 and a loss of $1,235 in 1996 due to an accounting change of the method used for computing LIFO inventories of boron, germanium and other rare metals.

(F) Includes 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") of $109,804 in 2000, $97,956 in 1999 and $87,387 in
    1998, which was issued in conjunction with the Acquisition.

(G) For purposes hereof, EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization, certain items determined by management to be in the nature on nonrecurring items--namely, one-time management compensation expenses, gain (loss) on sale of divisions, gains from insurance settlement reorganization items, charge for impairment of net assets of operations to be sold and non cash items relating and accruals for the company's stock appreciation rights plan. EBITDA is presented because management believes it is an indicator of a company's ability to service and incur debt. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income, as determined by Generally Accepted Accounting Principles ("GAAP"), as an indicator of the Company's operating performance, or to cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments. Includes EBITDA contributed by Divested Divisions of $1,194 in 2000, $9,178 in 1999, $10,458 in the nine months ended November 30, 1998, $3,985 in the three months ended February 28, 1998, and, for purposes of Item 6 only, $15,353 in 1997, and $18,518 in 1996.

(H) For purposes of determining the ratio of earnings to fixed charges and preferred stock dividends, "earnings" consist of income before provision (benefit) for income taxes, extraordinary items and accounting changes and fixed charges. "Fixed charges" consist of interest expense (including amortization of deferred financing costs) and approximately 30% of rental expense, representing that portion of rental expense deemed representative of the interest factor. Earnings were insufficient to cover fixed charges and preferred stock dividends in 1999 by $30,956 and in the nine months ended November 30, 1998 by $26,446. Such earnings to fixed charges and preferred stock dividends is not meaningful for 1996 because of significant reversals of asbestos litigation reserves and fresh start revaluation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Financial information about industry segment data is included in Note O to the Company's Consolidated Financial Statements for the years ended November 30, 2000 and 1999 the nine months ended November 30, 1998 and the three months ended February 28, 1998 included in Item 8 below.

2000 COMPARED TO 1999

  The Automotive Segment

     Sales in the Automotive Segment increased 5.2% from $433.8 million in fiscal year 1999 to $456.4 million in fiscal year 2000. Contributing to the increase were an additional three months of ownership of Carpenter, which was purchased effective March 1, 1999, and approximately $15.0 million of new business. Price reductions of $4.5 million, matured or lost business of approximately $22.0 million and the effects of production slowdowns during the fourth quarter of fiscal year 2000 reduced fiscal year 2000 sales.

     Production slowdowns during the fourth quarter occurred in part as a result of the shutdown of production at Ford's sport utility vehicle and light truck facilities in order to divert tire production to satisfy demand created by the Firestone tire recall. Higher interests rates and a slowing of the economy also adversely impacted fourth quarter production volume.

     Pretax profit decreased $3.5 million from $10.9 million in fiscal year 1999 to $7.4 million in fiscal year 2000. Pricing reductions of $4.5 million, an additional $1.7 million of interest expense, a $2.0 million increase in depreciation and amortization expense and approximately $1.3 million of foreign currency exchanges losses contributed to the decline in profitability. These drags on profit were offset somewhat by improved operating efficiencies and material cost savings resulting from the Company-wide strategic sourcing initiative commenced in fiscal year 1999.

  THE OUTLOOK FOR 2001

     During fiscal year 2000 the Automotive Segment achieved a record amount of new business. Absent the economic downturn, the Automotive Segment would have expected to increase sales in 2001 by in excess of 10%. However, due to the slowdown in the economy, the Automotive Segment now expects sales to decline sharply to approximately $430.0 million for fiscal year 2001. Similarly, operating profit is expected to be lower as the economic downturn offsets improved operating efficiencies and volume increases from new business awards.

     The Wolverine Division of the Automotive Segment has delayed completion of a sixth coating line, which is currently under construction and expects to idle one of its existing coating lines in response to sharply lower demand resulting from industry-wide production slowdowns.

     Automotive production is expected to remain slow during the first half of fiscal year 2001, with production approximately 15% below fiscal year 2000 levels. During the last half of fiscal year 2001 production is expected to increase and average 8% below fiscal year 2000 levels. If the production slowdown persists or worsens relative to the Company's expectations, both sales and operating income will be materially and adversely affected.

     The Company is currently considering acquisition opportunities involving precision machining operations in Europe. The Company expects the recent trend towards consolidation in the automotive industry to result in increased uniformity in automotive platforms across North America and Europe. The Company believes that the expansion of its precision machining capabilities in Europe will enable the Hillsdale Division to offer its full range of products in Europe, which will provide a competitive advantage in supplying components and systems for automotive platforms that are uniform across North America and Europe.

  The Technologies Segment

     Sales by the Technologies Segment decreased 3.6% from $198.5 million to $191.4 million. Excluding sales of EPEP, which was acquired during the third quarter of fiscal year 2000, sales of the Technologies Segment during fiscal year 2000 were $186.8 million, a decrease of 5.9%. Special Purpose Batteries lead the decline in sales due to softness in the aerospace and defense markets and the loss of a large customer. Sales declines in Specialty Materials due to lower demand for enriched boron as a result of temporary shutdowns of certain nuclear reactors were offset somewhat by increased sales of bulk pharmaceutical products and clean containers. Sales of depleted zinc were less than half of expected levels due to the loss of the largest customer of that product.

     Pretax income decreased $12.1 million from $11.7 million in fiscal year 1999 to a pretax loss of ($.4) million in fiscal year 2000. Substantially all of the decline in pretax income is attributable to lower volumes resulting in poor absorption of overhead, a $2.3 million increase in interest expense, a $1 million increase in depreciation and amortization expense and significantly higher health care costs during fiscal year 2000.

  THE OUTLOOK FOR 2001

     The Technologies Segment expects sales for fiscal year 2001 to be approximately $210 million. Nearly $6 million of the increase in sales is attributable to the ownership of EPEP for the full year. The backlog for

Special Purpose Batteries for space and defense applications has increased somewhat, which also will have a favorable impact on fiscal year 2001 sales. Offsetting the sales improvement is an approximately $3 million decrease in sales in its line of batteries sold commercially for use in ride-on toys and for telecommunications backup as a result of a major customer's plant shutdown and significantly reduced orders. Included in projected sales for fiscal year 2001 is nearly $10 million of business at EPEP under a contract with the United States Army which expires during the year. EPEP is currently competing to renew that business, however there can be no assurances that EPEP will be successful.

     The Technologies Segment is obligated to purchase from its supplier approximately $2.0 million per year of depleted zinc in excess of its requirements based on current customer demand. The contract with the supplier provides for a price renegotiation in the event of dramatic market changes and management has initiated negotiations with the supplier.

     The Technologies Segment expects operating income to remain relatively flat despite the increase in sales as the Technologies Segment focuses additional efforts on developing new products and commercializing existing products. The Company engaged CTC as a consultant in support of this effort. As a result, the management of the Technologies Segment identified a number of opportunities which will be evaluated and may become the subject of further research and development in the coming year. The Technologies Segment will continue to explore ways to leverage the heritage and excellent reputation of the Technologies Segment in order to gain acceptance of new products and entry into new markets.

  The Machinery Segment

     Fiscal year 2000 sales in the Machinery Segment declined 8.5% from $90.3 million in fiscal year 1999 to $82.6 million in fiscal year 2000. Lower demand attributable to increased interest rates and the slowing economy resulted in a decrease in the volume of wheel tractor scrapers sold by the Machinery Segment of approximately 40%. Sales of industrial forklifts were relatively flat during 2000 while sales of component parts for agricultural and construction machinery increased approximately $3.6 million.

     Pretax profit in the Machinery Segment improved $1.2 million. The reductions in profitability resulting from the lower volumes and less favorable product mix were offset by a $2.3 million charge for inventory obsolescence in fiscal year 1999 that did not recur in fiscal year 2000. The Machinery Segment also expensed $.8 million during fiscal year 2000 in connection with a recall of rollover protection cabs on a tractor manufactured several years ago.

  THE OUTLOOK FOR 2001

     The Machinery Segment will use fiscal year 2001 to reorganize its manufacturing operations in order to achieve a cost structure commensurate with the expected lower volumes in wheel tractor scrapers and industrial forklifts. The focus at the Machinery Segment will be to improve its manufacturing efficiencies, as opposed to achieving new business. Accordingly, the Machinery Segment expects sales in fiscal year 2001 to decline approximately 9.1% to $75.1 million. At the same time the Machinery Segment expects to realize marginal improvement in operating income as it realizes efficiencies resulting from the internal reorganization. Substantial operating losses are expected for the first half of 2001, with nearly all of the operating income improvement realized during the second half of fiscal year 2001. If the economic downturn worsens or persists without recovery in the second half of 2001, both sales and operating income in the Machinery Segment are likely to be materially and adversely affected.

     Subsequent to the reorganization, the Machinery Segment will focus its sales efforts on engineering and manufacturing components for agricultural and construction machinery, with particular emphasis on diversifying both its customer base and its industry exposure. Caterpillar, Inc. has advised the Machinery Segment that it intends to move the manufacturer and assembly of the tractor portion of the wheel tractor scrapers from the Machinery Segment to facilities owned and operated by Caterpillar Inc. in 2002.

     On December 14, 2000 the Board of Directors of the Company authorized the exploration of strategic alternatives for the Machinery Segment, including the possible sale of all or a portion of the segment's assets and business. Consistent with this authorization, the Company has engaged Scale and Associates, LLC to assist the

Company in marketing the Segment and obtaining offers to purchase all or a portion of the Machinery Segment's assets and business. This process is in the early stages and the Company cannot yet project whether, when or at what price all or a portion of the Machinery Segment's assets and business may be sold. Pending the completion of such exploration, the Machinery Segment will continue to implement its strategic plan to improve the efficiency of its operations.

  The Minerals Segment

     For the Minerals Segment, fiscal year 2000 was much improved over its fiscal year 1999. During the year, the Minerals Segment undertook a program to rationalize its existing business and implement a more uniform pricing scheme, raising prices on certain low margin business and replacing other low margin business with higher margin business. The strategy was a success, resulting in a 5.5% increase in sales by the Minerals Segment from $61.7 million to $65.1 million while total volume of products sold remained flat. Pretax income at the Minerals Segment also increased significantly from a loss of ($4.1) million to a gain of $.3 million. The improvement in the Minerals Segment's operating margin is attributable not only to the business and pricing rationalization program undertaken during the year, but also significant gains in production efficiency. Notably, these efficiency gains offset an approximately $1.3 million increase in natural gas costs associated with processing the diatomaceous earth. Reduced charges from the Company headquarters as a result of better working capital management and a reduction in depreciation expense of approximately $.7 million also contributed to the increase in pretax income. The depreciation expense was lower in 2000 because certain items on the Minerals Segment's books were fully depreciated in 1999.

THE OUTLOOK FOR 2001

     The Company expects sales for fiscal year 2001 to be relatively flat at approximately $65.0 million. Increases expected to result from expansion of Asian and European markets and the effects of a full year of the pricing and business rationalization undertaken during fiscal year 2000 are likely to be offset by reduced sales in North America as a result of the slowing economy. Already in fiscal year 2001, a large corn wet-milling customer has temporarily closed one of its plants and orders in the rest of the market have slowed significantly. If the economic slowdown persists, both sales and operating income could be materially lower than currently projected.

     The Minerals Segment expects its operating margin to be slightly lower in fiscal year 2001. The substantially higher natural gas prices currently being experienced and expected to continue throughout the year will be only partially offset by improved operating efficiencies, improved working capital management, a reduction in general and administrative expenses, an energy surcharge which will pass on to customers a portion of the natural gas price increases, and ongoing efforts to decrease energy usage, including the use of alternative fuels, waste heat recovery, improved solar drying process changes to reduce kiln temperatures and increased kiln insulation to prevent ambient heat loss.

     The Company expects its natural gas prices to be volatile during fiscal year 2001, but generally to remain at an average level approximately 50-60% above fiscal year 2000 prices. Energy costs represent a material percentage of the Minerals Segment's cost of goods sold.

Summary of the Company

     Net Sales. While the Company's divestiture program resulted in a decrease in fiscal year 2000 Consolidated Net Sales of approximately 8.2%, the Company's Consolidated Net Sales actually increased approximately 1.2% after excluding sales of Divested Divisions and EPEP, which was acquired in June 2000. Increased sales in the Automotive Segment and the Minerals Segment were largely offset by decreased sales in the Machinery Segment and the Technologies Segment.

     Cost of Products Sold. Cost of products sold, excluding that of Divested Divisions, increased from 79.2% of net sales to 79.5%, largely as a result of poor overhead absorption due to lower volumes, particularly in the Machinery Segment.

     Selling and Administrative. Selling and administrative expenses, excluding those of Divested Divisions, were flat from 1999 to 2000, decreasing .4%.

     Depreciation and Amortization. Depreciation and amortization expense decreased $2.4 million and $.7 million, respectively. The decrease in depreciation expense is primarily attributable to the sale of the Divested Divisions. The reduction in amortization expense is attributable to the sale of the Divested Divisions.

     Management Compensation -- Special. Management Compensation-Special is severance-related to the separation from employment of a senior executive.

     Insurance Settlement. The Company settled claims against a former insurer regarding environmental remediation costs for $16 million and received such proceeds in the first quarter of 2000.

     Divestitures. During fiscal year 2000, as part of the Company's previously announced program to focus management, technical and financial resources on core businesses, the Company completed the sale of its Ross Aluminum Foundries, Fluid Systems, MARCO, Rubber Molding and Cincinnati Industrial Machinery divisions for aggregate net proceeds of $85.0 million and an aggregate gain on the sale of these divisions of $17.1 million, which was reduced for provisions made for items relating to divisions sold in prior years to $3.1 million.

     Interest expense. Interest expense was $47.4 million in fiscal year 2000 and $49.1 million in fiscal year 1999, a decrease of $1.7 million. The decrease in interest expense is due to the application in proceeds of the sales of the Ross Aluminum Foundries, Marco and Fluid Systems Divisions and the insurance settlement in the first quarter of 2000 to the outstanding debt balances. In the second and third quarters of 2000, the proceeds of the sale of Rubber Molding and Cincinnati Industrial Machinery Divisions were applied to outstanding debt balances.

     Income (Loss) Before Taxes. Income (loss) before taxes was $12.6 million for fiscal year 2000 and $(20.4) million for fiscal year 1999. The following items affect the comparability between income (loss) before taxes for 2000 and 1999:

     - A provision for impairment of assets held for sale of $21.4 million in 1999;

     - Provisions for Management Compensation -- Special of $1.6 million in 2000 versus .6 million in 1999;

     - Proceeds of $16 million from an insurance settlement in fiscal year 2000;

     - Gains on sales of divisions of $3.1 million in fiscal year 2000;

     - Income (loss) before tax of Divested Divisions, net of the gain on the sale of such divisions in 2000 and net of the provision for the impairment of assets in 1999, of $(4.3) million in 2000 and $(6.6) million in 1999;

     - Decreased deprecation, amortization and interest expense as a result of the sale of the Divested Divisions and the application of the proceeds to pay down debt;

     - Increases of pre-tax income of $1.2 million and $4.4 million at the Machinery and Minerals Segments, respectively, and decreases in pretax income of $3.5 million and $12.1 million in the Automotive and Technologies Segments, respectively; and

     - A decrease in the net loss at the Corporate Office, excluding the insurance settlement proceeds, of $1.0 million.

     Income Taxes (Benefit). Income taxes (benefit) were $7.0 million and $(2.8) million in fiscal years 2000 and 1999, respectively. The acquisition of Carpenter in 1999 and in the sale of the Divested Divisions in fiscal 2000 affect comparability of income taxes and the effective tax rates. The increase in income taxes (benefit) in fiscal 2000 is largely attributable to taxable gains resulting from divestitures.

     Net Income (Loss). Net income (loss) for fiscal years 2000 and 1999 were $5.6 million and $(17.6) million, respectively. In 1999, net income was significantly impacted by the effects of the non-cash provision related to the impairment of net assets of operations to be sold of $21.4 million. In fiscal year of 2000 net income was significantly impacted by the $16 million proceeds from the insurance settlement and $3.1 million in divestitures.

     Preferred stock dividends accreted of $11.8 million in 2000 reduced net income of $5.6 million to a net loss applicable to common shareholders of $(6.2) million. In 1999, preferred stock dividends accreted of $10.6 million increased the net loss applicable to common shareholders to $28.2 million.

COMPANY OUTLOOK FOR 2001

     The Company is expecting sales for 2001 to be approximately $780 million. Increased sales in the Technologies Segment are expected to be overshadowed by reduced sales in the Automotive and Machinery Segments due to the economic slowdown. In the event the Machinery Segment is divested during the year and depending on the timing of such a transaction, the Company's sales would be lower by a portion of the amount of sales expected to be contributed by the Machinery Segment.

     The refocusing of management, technical and financial resources on core businesses is expected to enable the Company to mitigate some of the adverse effects of the economic downturn on operating income for fiscal year 2001. If the economic downturn persists longer or is worse than expected, both sales and operating income are likely to materially and adversely affected.

1999 COMPARED TO 1998

     The Acquisition of EPI by the Company was accounted for as a purchase. The purchase price has been allocated to the assets and liabilities of the Company based on their respective fair values as determined primarily by independent appraisals. The excess of the purchase price over the assessed values of the net assets acquired was allocated to excess of acquired net assets over cost, which is being amortized over 15 years. The reorganization value in excess of amounts allocable to identifiable assets, which was the intangible asset existing at the time of the Acquisition, was assigned no value. Consequently, the results of operations after the Acquisition are not comparable to those in the three months ended February 28, 1998 ("Predecessor") primarily due to depreciation being calculated on an increased asset base and the difference in amortization of the intangible assets.

  Automotive Segment

     Net sales of the Automotive Segment were $433.8 million in 1999 compared to $318.9 million in 1998. However, after excluding the effects of the Carpenter acquisition in 1999, sales increased 3.7%. The North American automotive industry experienced another year of a strong automotive build; however, the growth of the Company's automotive component sales was tempered primarily by the discontinuation of certain programs with a major customer. In the Automotive Segment, the Company is under constant pressure from its customers to reduce prices. In addition, the products it manufactures become obsolete from time to time as its customers change product designs and the Company must compete for replacement business. The Company estimates it had lost approximately $50.0 million of business with this customer due to re-sourcing decisions. At the same time, the Company has replaced this business with different customers, thus diversifying its customer base. The acquisition of Carpenter has also diversified the Company's customer base as well as expanded its precision-machined automotive product lines. The weakening of the European currencies during 1999 caused increases in sales of European operations in dollars to be less than increases in local currencies, which also contributed to flat sales.

     Pre-tax income was $10.9 million in 1999 and $9.1 million in 1998. Increases resulting from the purchase of Carpenter, the maturation of precision-machining start-up operations in Europe and changes in the rubber-coated metal product mix toward more value-added products were somewhat offset by the effects of weakening European currencies and increased depreciation resulting from the change in asset bases, which were due to the Acquisition, and increased capital spending to implement new automotive programs. In addition, operations in this segment were slightly impacted by the effect of the strike against General Motors in 1998.

  Technologies Segment

     Net sales of the Technologies Segment decreased 5.4% in 1999 to $198.5 million from $209.8 million in 1998. The Company experienced declines in its special-purpose battery operations after the completion in 1998 of the IRIDIUM program, which was a 66 satellite constellation for which the Company supplied nickel-hydrogen batteries. Several items mitigated these declines including increased shipments of boron to European customers.

     Despite lower volumes in the special-purpose batteries, a change in product mix toward more profitable business contributed toward increased pre-tax income of $11.7 million in 1999 from $6.7 million in 1998. Other factors which contributed to the increase include the increased boron business.

  Machinery Segment

     Net sales of the Machinery Segment declined 17.2% from $109.1 million in 1998 to $90.3 million in 1999. While sales of construction equipment were relatively flat, sales of material handling equipment were down almost 50% due to a decline in demand, increased competition and slower than expected market penetration of new specialty forklift products. Decreased shipments of material handling equipment resulted in poor absorption of fixed overhead. In addition, depreciation was higher due to the effects of the Acquisition and investments made to expand capacity in the Mexican operations. There were also inefficiencies related to moving production to the Mexican facility. As a result, pre-tax income in the Machinery Segment decreased from $3.3 million in 1998 to a pre-tax loss of $9.9 million in 1999.

  Minerals Segment

     Net sales of the Minerals Segment decline 5.8% from $65.5 million in 1998 to $61.7 million in 1999. Pre-tax income of $.7 million in 1998 declined to a pre-tax loss of $4.1 million in 1999. Domestic sales were adversely impacted in 1999 due to strong competitive price pressures, particularly in the absorbent market. The value of sales in Europe were depressed by weakening European currencies. The decrease in domestic sales coupled with operating inefficiencies had an adverse impact on the Segment's operating results in 1999.

  SUMMARY OF THE COMPANY

     Net Sales. Excluding the effects of the Divested Divisions in 1998 and 1999 and Carpenter in 1999, net sales were off 3.1% in 1999. Increases in the Automotive Segment were offset by declines in all other Segments.

     Cost of Products Sold. Excluding the effects of the Divested Divisions in 1998 and 1999, cost of products sold (excluding depreciation expense) increased as a percentage of sales from 77.9% in 1998 to 79.2% in 1999. This increase is primarily due to the decreased volumes of material handling equipment in the Machinery Segment and the poor overhead absorption that resulted from such depressed volumes.

     Selling and Administrative. Selling and administrative expenses excluding those of the Divested Divisions, were flat, increasing 1.6% from 1998 to 1999.

     Depreciation. Depreciation was $ 48.3 million in 1999, $29.9 million in the nine months ended November 30, 1998 and $9.0 million in the three months ended February 28, 1998. Amounts after February 28, 1998 are not comparable to amounts prior to the Acquisition due to the differences in asset bases. According to purchase accounting, the bases of the property, plant and equipment was adjusted to the fair value of such assets as of the date of the Acquisition. The increase in depreciation in 1999 is due to different asset bases after the Acquisition in 1998, the effect of including Carpenter in 1999 and increased depreciation resulting from capital spending in recent years to implement new automotive programs and expand facilities manufacturing material handling equipment.

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

     Divestitures. The Company recorded a non-cash provision of $21.4 million, primarily related to the impairment of recorded asset values (including goodwill) of the Divested Divisions, which was recognized because as of November 30, 1999, the expected net realizable value of these divisions was estimated to be insufficient to recover their carrying value.

     Interest Expense. Interest expense was $49.1 million in 1999, $36.3 million in the nine months ended November 30, 1998 and $6.9 million in the three months ended February 28, 1998 (a total of $43.2 million). The increase is due to the increased debt related to the Acquisition as discussed above and to the acquisition of Carpenter in 1999.

     Income (Loss) Before Taxes. Income (loss) before taxes was $(20.4) million in 1999 and $(19.1) million and $4.9 million in the nine months ended November 30, 1998 and the three months ended February 28, 1998, respectively. These items contributed to the decrease in income (loss) before taxes and affect comparability between 1999 and 1998:

     - A provision for impaired assets held for sale of $21.4 million in 1999 and weaker operating results from the Divested Divisions in 1999;

     - Special management compensation expenses relating to the Acquisition of $28.9 million in 1998;

     - An increase in interest expense of approximately $5.8 million, which related primarily to the increased debt resulting from the acquisition of Carpenter in 1999 and lower debt in the period prior to the Acquisition in 1998; and

     - Increases in the income before tax in the Automotive and Technologies Segments, as described above, of $1.8 million and $5.0 million, respectively, were more than offset by poorer results of operations of $13.2 million and $4.8 million in the Machinery and Minerals Segments, respectively.

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

     The net loss applicable to common shareholders was increased by $10.6 million in 1999 and $7.4 million in the nine months ended November 30, 1998 for preferred stock dividends accreted. Since the Preferred Stock was issued upon the Acquisition, net income (loss) for the three months ended February 28, 1998 was not impacted. Increases in the income before tax in the Automotive and Technologies Segments described above of $1.8 million and $5.0 million, respectively, were more than offset by poorer results of operations of $13.2 million and $4.8 million in the Machinery and Minerals Segments, respectively.

  Financial Condition

EBITDA

     The Company's EBITDA is defined for purposes hereof as earnings before interest expense, income taxes, depreciation and amortization, and certain items determined by management to be in the nature of nonrecurring items -- namely, management compensation - special, gains from insurance settlement, (gain) loss on sale of divisions, charge for impairment of net assets of operations to be sold and non-cash items relating to LIFO adjustments and accruals for the Company's stock appreciation rights plan. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or cash flows from operating activities, as determined by generally accepted accounting principles, as a measure of the Company's operating performance or liquidity, respectively. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments.

     EBITDA is $106.1 million for fiscal year 2000, $115.4 million for fiscal year 1999 and $114.4 million for fiscal year 1998. Excluding the Divested Divisions, EBITDA was $104.9 million in fiscal year 2000, $106.2 million in fiscal year 1999 and $100.0 million in fiscal year 1998. In 2000, EBITDA gains in the Machinery and Minerals segments were largely offset by reduced EBITDA in the Technologies Segment. The Automotive Segment EBITDA was flat from 1999 to 2000. The increase in EBITDA from 1998 to 1999 is largely attributable to the acquisition of Carpenter in March in 1999.

EBITDA OUTLOOK FOR 2001

     The Company is projecting fiscal year 2001 EBITDA to be $95.0 million, a decrease of approximately 10.5% from fiscal year 2000 EBITDA. The decrease is expected as a result of sharply reduced sales in the Automotive and Machinery Segments due to the economic downturn.

     If all or a portion of the Machinery Segment is sold during fiscal year 2001, such sale could adversely impact EBITDA by as much as 4%. A further slowing of the economy and a failure of energy prices to moderate could also adversely impact EBITDA for fiscal year 2001.

OPERATING ACTIVITIES

     Net cash provided by operating activities for the fiscal year ended November 30, 2000 was $50.7 million compared to $46.9 million for the comparable 1999 period. The increase in net inflow of cash from operating activities in the fiscal year 2000 period occurred largely as a result of changes in the balances of certain current assets and liabilities. Receivables decreased $10.3 million principally due to more diligent collection efforts and lower revenue levels in the last several months of 2000 compared to the same period in 1999. Inventories increased $7.8 million mainly as a result of an increase in work in process inventory. The increase in inventories was offset by an $11.1 million increase in accounts payable as the Company continued to emphasize better management of its working capital position. Accrued liabilities decreased $24.0 million due to expenditures related to divisions which have been divested, reduced employee benefit accruals, reduced management bonuses, and the last payment made for stay-put bonuses related to the Acquisition.

INVESTING ACTIVITIES

     Investing activities provided $35.3 million in cash during fiscal year 2000, compared to 1999 where $95.5 million was used, of which $60.3 million was applied to the Carpenter acquisition. During fiscal year 2000, the Company sold certain divisions generating net proceeds of $85.0 million. The divisions that were sold were deemed to be non-core businesses. The Company also purchased the assets of the depleted zinc business of Isonics Corporation and the stock of Blue Star Battery Systems Corporation, a manufacturer of special purpose batteries. The aggregate cost of these acquisitions was 12.3 million in cash and $1.5 million in contingent payments over three years. Capital expenditures amounted to $41.9 million for fiscal year 2000 as the Company continued to invest in plant and equipment needed for future business requirements. Such capital expenditures generally relate to new product launches at the Hillsdale Division and capacity expansion at the Wolverine Division and improved manufacturing efficiencies and general maintenance items in all segments.

FINANCING ACTIVITIES

     The Company used $88.6 million for financing activities in fiscal year 2000 while $44.9 million was provided from these activities in fiscal year 1999. The Company repaid $61.8 million under its revolving credit facilities and permanently repaid $24.4 million under its long-term debt obligations. The Company also purchased stock from a former senior officer for $2.4 million. Scheduled debt payments, excluding the Receivables Agreement which is expected to be renewed upon maturity, for fiscal years 2001 and 2002 are $22.6 million and $27.7 million, respectively.

EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

     Earnings to fixed charges and preferred stock dividends ("Ratio") were 1.01x in 2000, .49x in 1999, .41x in the nine months ended November 30, 1998 and 1.69x in the three months ended February 28, 1998. In 2000, if the insurance proceeds and the gain on the sale of divisions was excluded, the Ratio would be
 .70x and earnings would not be sufficient to cover fixed charges and preferred stock dividends by $18.4 million. In 1999, earnings were not sufficient to cover fixed charges and preferred stock dividends by $31.0 million. However, excluding the impairment of the net assets of operations held for sale, this shortfall is reduced to $9.5 million and the Ratio is improved to .84x. The ratio for the year ended November 30, 1998 is .58x and earnings were not sufficient to cover fixed charges and preferred stock dividends by $21.5 million. However, excluding the Management Compensation -- Special expenses related to the Acquisition, the Ratio is improved to 1.14x.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operations and available credit facilities are considered adequate to fund both the short-term and long-term capital needs of the Company. As of November 30, 2000, the company had $71.8 million available to be drawn under its Revolving Facility and $4.0 million available to be drawn under its Receivables Agreement. In addition, the Company's European operations had several unsecured lines of credit totaling $6.9 million of which $2.9 million was available to draw as of November 30, 2000. Certain of the Company's European operations did not meet the terms of the European credit agreements as of November 30, 2000; however, the Company has obtained the necessary waivers from the lender. The Company was in compliance with the covenants of its Credit Agreement and Subordinated Notes.

     Subsequent to fiscal year end 2000, the Company obtained an amendment to the Receivable Agreement which reduced the loan commitment from $75 million to $50 million. This reduction is not anticipated to impact materially the Company's total liquidity. Availability under the Receivables Agreement is determined based on a formula of total receivables outstanding as of a certain date. Due to the Company selling the Divested Divisions during fiscal year 2000, the Company's total availability was reduced. The reduction in the Loan Commitment will reduce the overall fees paid under the Receivables Agreement. As of November 30, 2000, total availability under this facility was $46.8 million of which the Company had drawn $42.8 million.

     In addition, subsequent to fiscal year end 2000, the Company has entered into various interest rate swap agreements to manage its variable interest rate exposure. Per the terms of the swap agreements, the Company exchanges, at specified intervals, the difference between fixed and variable interest amounts based on a notional amount of $90 million. The swap agreements effectively fix the interest rate on $90 million of the debt under the Credit Agreement at a weighted average interest rate of 5.678% beginning March 5, 2001 and maturing December 15, 2003.

     The Company has reached an agreement in principle to settle the last remaining claim from Chapter 11 reorganization. It is anticipated the second and final bankruptcy distribution of approximately $10.6 million will be made in 2001, after the settlement of this last claim is final.

     The Company's results of operations in fiscal year 2001 may be adversely affected by the continuing economic slowdown currently being experienced throughout all industry segments in the United States. The economic slowdown, along with the contractual tightening of the Interest Coverage Ratio requirement under the Company's Credit Agreement beginning in the quarter ended February 28, 2001, places the Company at risk of not being able to comply with all of the covenants of the Credit Agreement. In the event the Company cannot comply with the terms of the Credit Agreement as currently written, it will be necessary for the Company to obtain a waiver or renegotiate its loan covenants. Based on the Company's discussions with its lenders, the Company believes it would be able to renegotiate the terms of the existing Credit Agreement, but there can be no assurance that such negotiations will be successful. Any agreement to amend the covenants will likely require a payment of a fee and increase the interest rates payable by the Company on its debt under both the Credit Agreement and the Receivables Agreement. The amount of such fee and increase would be determined in the negotiations for the amendment.

     The Receivables Agreement has a term of 364 days and it is expected to be renewed for an additional 364 days upon maturity.

  Other

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

     The Company has both operating divisions and domestic export customers located in Europe. In 2000, combined revenues from these sources were approximately 13% of total revenues. The Company has operations in Germany and, until May 31, 2000, had operations in Spain, which are participating in the euro conversion, and in the United Kingdom, which has elected not to participate at this time. Certain of our European operations have adopted the euro as their reporting currency, although many transactions, such as payroll, some billing and vendor invoicing, still occur in local currencies. The remaining operations located in the participating countries plan to make the euro the functional currency sometime during the transition period. The costs associated with the conversion to date have not been material.

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

NEW ACCOUNTING STANDARDS

     In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in a derivative's fair value depends on the intended use of the derivative and the resulting designation. The Company adopted the provisions of these statements in the first quarter of the fiscal year ending November 30, 2001. The Company adoption of these new standards did not have a material impact on the Company's results of operations, financial position or cash flows.

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.

FORWARD LOOKING STATEMENTS

     This report contains statements which, to the extent that they are not statements of historical fact, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934. The words "estimate," "anticipate," "project," "intend," "believe," "expect," and similar expressions are intended to identify forward-looking statements. Forward looking statements in this report include, but are not limited to, any statements under heading "Outlook for 2001." Such forward-looking information involves risks and uncertainties that could cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with customers, demand for the Company's products, the ability of the Company to successfully implement productivity improvements and/or cost reduction initiatives, the ability of the Company to develop, market and sell new products, the ability of the Company to obtain raw materials, increased government regulation or changing regulatory policies resulting in higher costs and/or restricting output, increased price competition, currency fluctuations, general economic conditions, acquisitions and divestitures, technological developments and changes in the competitive environment in which the Company operates. Persons reading this report are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

RISK MANAGEMENT ACTIVITIES

     The Company is exposed to market risk including changes in interest rates, currency exchange rates and commodity prices. The Company uses derivative instruments to manage its interest rate and foreign currency exposures. The Company does not use derivative instruments for speculative or trading purposes. Generally, the Company enters into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.

  Interest Rate Management

     The Company enters into interest rate swap agreements to manage interest rate costs and risks associated with changing interest rates. The differential to be paid or received under these agreements is accrued and recognized as adjustments to interest expense. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the Company's financial statements. At November 30, 2000, the Company had an interest rate swap agreement outstanding with a commercial bank having a notional principal amount of $150 million. This agreement effectively changed the interest rate exposure on $150 million of the Company's floating debt to a fixed rate of 5.805% plus the applicable spread. This agreement matured February 26, 2001. Subsequent to fiscal year end 2000, the Company entered into various interest rate swap agreements with a commercial bank having a total notional amount of $90 million. The effective dates of these agreements are March 5, 2001 and March 15, 2001 and they mature December 5, 2003 and December 15, 2003, respectively. These agreements effectively change the interest rate exposure on $90 million of the Company's floating debt to a fixed rate of 5.678% plus the applicable spread. The Company anticipates entering into additional interest rate swap agreements through the maturity date of the Credit Agreement. The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note G to the Consolidated Financial Statements contained in Item 8. In addition, the Company has loans outstanding under the Receivables Agreement which bears interest at variable rates equal to market rates on commercial paper having a term similar to applicable interest periods. Accordingly, the combined effect of a 1% increase in an applicable index rates would result in additional interest expense of approximately $.7 million annually, assuming no change in the level of borrowings.

     The Company does not hold collateral for these instruments and therefore is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate any such nonperformance.

     The following table presents information for all dollar-denominated interest rate instruments. In addition, the Company has several working capital facilities denominated in multiple currencies (see Note G to the

Consolidated Financial Statement in Item 8). The fair value presented below approximates the cost to settle the outstanding contract.

                                                           EXPECTED MATURITY DATE
                                ----------------------------------------------------------------------------
   (IN MILLIONS OF DOLLARS)      2001     2002    2003    2004     2005    THEREAFTER    TOTAL    FAIR VALUE
   ------------------------     ------    ----    ----    -----    ----    ----------    -----    ----------
LIABILITIES
Long-Term Debt
  Variable Rate Debt ($)......    65.4    27.7    25.6    107.5    11.8          0       238.0      238.0
    Average Interest Rate.....     8.5%   8.5%    8.5%      8.1%   4.7%          0         8.3%
  Fixed Rate ($)..............                                               220.0       220.0      100.0
    Average Interest Rate.....     9.4%   9.4%    9.4%      9.4%   9.4%        9.4%        9.4%
INTEREST RATE DERIVATIVES
Interest Rate Swaps
  Variable to Fixed ($).......  150.00                     90.0                          240.0        0.3
    Average Pay Rate..........    5.81%   5.68%                                           5.73%
    Average Receive Rate......    6.62%   6.72%                                           6.69%

  Currency Rate Management

     The Company has operations and sells its products in a number of countries and, as a result, is exposed to changes in foreign currency exchange rates. The Company uses forward contracts to hedge a portion of its forecasted sales, generally within the next 12 months. The Company manages most of these exposures on a consolidated basis, which allows netting certain exposures to take advantage of any natural offsets. To the extent the net exposures are not hedged, forward contracts are used. During the fiscal year ended November 30, 2000, gains and losses on contracts that became due were included in the measurement of the related foreign currency transactions. As of November 30, 2000, gains and losses on the fair value of the futures contracts being held have not been recorded by the Company in the financial statements. As of November 30, 2000, all forecasted transactions being hedged are expected to occur in fiscal year 2001. The Company's principal areas of exposure are related to sales denominated in the currencies of Europe, Mexico and Canada, with the majority of this exposure related to European currencies.

     Foreign exchange forward contracts are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date. The foreign exchange forward contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa, and generally mature in twelve months or less. As of November 30, 2000, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $30.1 million. Unrealized gains or losses on these contracts, based on prevailing financial market information as of November 30, 2000, were not material.

  Credit Risk

     As part of its ongoing control procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. Credit risk is minimal as credit exposure is limited with any single high quality financial institution to avoid concentration. The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Concentrations of credit risk associated with these trade receivables are considered minimal due to the Company's geographically diverse customer base. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.

ITEM 8. FINANCIAL STATEMENTS.

                          EAGLE-PICHER HOLDINGS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                                         THREE MONTHS
                                                                         NINE MONTHS        ENDED
                                          YEAR ENDED      YEAR ENDED        ENDED        FEBRUARY 28,
                                         NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,        1998
                                             2000            1999            1998        PREDECESSOR
                                         ------------    ------------    ------------    ------------
                                               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
NET SALES..............................    $837,580        $913,261        $645,984        $205,842
                                           --------        --------        --------        --------
OPERATING COSTS AND EXPENSES
Cost of products sold (exclusive of
  depreciation shown separately
  below)...............................     667,940         725,840         502,973         162,796
Selling and administrative.............      65,655          75,155          58,460          17,141
Management compensation -- special.....       1,560             556          26,808           2,056
Insurance settlement...................     (16,000)             --              --              --
Divestitures...........................      (3,149)         21,407              --              --
Depreciation...........................      45,909          48,261          29,926           8,983
Amortization of intangibles............      16,218          16,930          12,317           3,839
Other..................................        (399)             30              30              --
                                           --------        --------        --------        --------
                                            777,734         888,179         630,514         194,815
                                           --------        --------        --------        --------
OPERATING INCOME.......................      59,846          25,082          15,470          11,027
Interest expense.......................     (47,362)        (49,060)        (36,313)         (6,940)
Other income...........................         126           3,591           1,779             820
                                           --------        --------        --------        --------
INCOME (LOSS) BEFORE TAXES.............      12,610         (20,387)        (19,064)          4,907
INCOME TAXES (BENEFIT).................       7,000          (2,800)         (4,700)          4,100
                                           --------        --------        --------        --------
  NET INCOME (LOSS)....................       5,610         (17,587)        (14,364)            807
PREFERRED STOCK DIVIDENDS ACCRETED.....     (11,848)        (10,569)         (7,382)             --
                                           --------        --------        --------        --------
INCOME (LOSS) APPLICABLE TO COMMON
  SHAREHOLDERS.........................    $ (6,238)       $(28,156)       $(21,746)       $    807
                                           ========        ========        ========        ========
BASIC EARNINGS (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS..................    $  (6.26)       $ (28.16)       $ (21.74)       $    .08
                                           ========        ========        ========        ========

          See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  NOVEMBER 30

                                                                 2000           1999
                                                              -----------    -----------
                                                              (IN THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $  7,467       $ 10,071
Receivables, less allowances of $1,263 in 2000 and $1,377 in
  1999......................................................    112,380        122,499
Inventories.................................................    103,518         90,499
Net assets of operations to be sold.........................         --         64,201
Prepaid expenses............................................      7,434          7,063
Deferred income taxes.......................................     12,860         16,665
                                                               --------       --------
          Total Current Assets..............................    243,659        310,998
                                                               --------       --------
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements..................................     16,391         16,360
Buildings...................................................     88,926         68,889
Machinery and equipment.....................................    220,369        218,526
Construction in progress....................................     25,362         16,003
                                                               --------       --------
                                                                351,048        319,778
Less accumulated depreciation...............................    102,387         67,318
                                                               --------       --------
       Net Property, Plant and Equipment....................    248,661        252,460
EXCESS OF ACQUIRED NET ASSETS OVER COST, net of accumulated
  amortization of $42,089 in 2000 and $26,212 in 1999.......    196,864        205,565
OTHER ASSETS................................................     86,178         72,977
                                                               --------       --------
          TOTAL ASSETS......................................   $775,362       $842,000
                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  NOVEMBER 30

                                                                 2000           1999
                                                              -----------    -----------
                                                              (IN THOUSANDS OF DOLLARS,
                                                                EXCEPT PER SHARE DATA)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................   $ 63,262       $ 50,588
Long-term debt -- current portion...........................     65,358         86,318
Compensation and employee benefits..........................     21,057         26,696
Income taxes................................................      2,682          2,291
Reorganization items........................................     10,550         11,316
Other accrued liabilities...................................     35,894         25,857
                                                               --------       --------
          Total Current Liabilities.........................    198,803        203,066
LONG-TERM DEBT, less current portion........................    392,573        457,761
DEFERRED INCOME TAXES.......................................     10,278         10,086
OTHER LONG-TERM LIABILITIES.................................     24,707         23,820
                                                               --------       --------
          TOTAL LIABILITIES.................................    626,361        694,733
                                                               --------       --------
11 3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE PREFERRED STOCK:
  Authorized 50,000 Shares; issued and outstanding 14,191
  Shares; mandatorily redeemable @$10,000 per share on March
  1, 2008...................................................    109,804         97,956
                                                               --------       --------
SHAREHOLDERS' EQUITY
Class A Common Stock, voting -- $.01 par value each:
  authorized 625,001 shares; issued and outstanding 625,001
  shares....................................................          6              6
Class B Common Stock, nonvoting -- $.01 par value each:
  authorized 374,999 shares; issued and outstanding 374,999
  shares....................................................          4              4
Additional paid-in capital..................................     99,991         99,991
Deficit.....................................................    (56,140)       (49,902)
Accumulated other comprehensive income (loss)...............     (2,293)          (788)
                                                               --------       --------
                                                                 41,568         49,311
Treasury stock, at cost: 11,500 shares at November 30,
  2000......................................................     (2,371)            --
                                                               --------       --------
          TOTAL SHAREHOLDERS' EQUITY........................     39,197         49,311
                                                               --------       --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $775,362       $842,000
                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            THREE MONTHS
                                                                             NINE MONTHS        ENDED
                                                YEAR ENDED     YEAR ENDED       ENDED       FEBRUARY 28,
                                               NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,       1998
                                                   2000           1999           1998        PREDECESSOR
                                               ------------   ------------   ------------   -------------
                                                               (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................    $  5,610      $ (17,587)      $(14,364)      $     807
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization............      65,373         68,764         44,309          12,822
    Proceeds from insurance settlements......          --             --         14,784              --
    Divestitures.............................      (3,149)        21,407             --              --
    Changes in assets and liabilities, net of
       effects of acquisitions and
       divestitures:
         Receivables.........................      10,318          6,580          3,426          (3,681)
         Inventories.........................      (7,823)        (8,502)         4,378          (2,235)
         Deferred income taxes...............       3,997         (9,400)       (11,900)          2,600
         Accounts payable....................      11,061         (1,947)         1,522          (2,787)
         Accrued liabilities.................     (23,952)        (9,430)        25,983          (5,488)
         Other...............................     (10,732)        (2,957)         7,409         (11,121)
                                                 --------      ---------       --------       ---------
         Net cash provided by (used in)
           operating activities..............      50,703         46,928         75,547          (9,083)
                                                 --------      ---------       --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of divisions...........      85,048         12,400          7,872              --
  Acquisitions...............................     (12,306)       (60,251)            --              --
  Capital expenditures.......................     (41,943)       (47,037)       (26,260)         (5,692)
  Other......................................       4,464           (583)         1,770          (1,042)
                                                 --------      ---------       --------       ---------
         Net cash provided by (used in)
           investing activities..............      35,263        (95,471)       (16,618)         (6,734)
                                                 --------      ---------       --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt.................          --             --             --         445,000
  Reduction of long-term debt................     (24,374)      (140,776)        (5,600)       (250,000)
  Borrowings (repayments) under revolving
    credit agreements........................     (61,774)       187,614        (57,181)         78,740
  Redemption of common stock.................          --             --             --        (446,638)
  Issuance of common stock...................          --             --             --         100,001
  Issuance of preferred stock................          --             --             --          80,005
  Purchase of treasury shares................      (2,371)            --             --              --
  Debt issuance costs........................         (51)        (1,905)        (1,435)        (26,062)
                                                 --------      ---------       --------       ---------
         Net cash provided by (used in)
           financing activities..............     (88,570)        44,933        (64,216)        (18,954)
                                                 --------      ---------       --------       ---------
Net decrease in cash and cash equivalents....      (2,604)        (3,610)        (5,287)        (34,771)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD.....................................      10,071         13,681         18,968          53,739
                                                 --------      ---------       --------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....    $  7,467      $  10,071       $ 13,681       $  18,968
                                                 ========      =========       ========       =========

          See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED NOVEMBER 30, 2000 AND 1999, NINE MONTHS ENDED NOVEMBER 30, 1998 AND
                      THREE MONTHS ENDED FEBRUARY 28, 1998

                                                                                                      ACCUMULATED
                                 CLASS A   CLASS B               ADDITIONAL                              OTHER
                                 COMMON    COMMON     COMMON      PAID-IN     TREASURY               COMPREHENSIVE
                                  STOCK     STOCK      STOCK      CAPITAL      STOCK      DEFICIT    INCOME (LOSS)
                                 -------   -------   ---------   ----------   --------   ---------   -------------
                                                             (IN THOUSANDS OF DOLLARS)
BALANCE NOVEMBER 30, 1997......    $--       $--     $ 341,807    $    --     $    --    $  (3,854)     $(1,836)
  Comprehensive Income:
    Net income.................    --        --             --         --          --          807           --
    Foreign currency
      translation..............    --        --             --         --          --           --       (1,809)
  Redemption of common stock...                       (341,807)        --          --     (104,831)          --
  Issuance of common stock.....     6         4             --     99,991          --           --           --
  Revaluation of net assets due
    to effects of the
    Acquisition................    --        --             --         --          --      107,878        3,645
                                   --        --      ---------    -------     -------    ---------      -------
BALANCE FEBRUARY 28, 1998......     6         4             --     99,991          --           --           --
  Comprehensive Income:
    Net loss...................    --        --             --         --          --      (14,364)          --
    Foreign currency
      translation..............    --        --             --         --          --           --        2,357
  Preferred stock dividend
    accretion..................    --        --             --         --          --       (7,382)          --
                                   --        --      ---------    -------     -------    ---------      -------
BALANCE NOVEMBER 30, 1998......     6         4             --     99,991          --      (21,746)       2,357
  Comprehensive Income:
    Net income.................    --        --             --         --          --      (17,587)          --
    Foreign currency
      translation..............    --        --             --         --          --           --       (3,145)
  Preferred stock dividend
    accretion..................    --        --             --         --          --      (10,569)          --
                                   --        --      ---------    -------     -------    ---------      -------
BALANCE NOVEMBER 30, 1999......     6         4             --     99,991          --      (49,902)        (788)
  Comprehensive Income:
    Net income.................    --        --             --         --          --        5,610           --
    Foreign currency
      translation..............    --        --             --         --          --           --       (1,505)
  Purchase of treasury stock...    --        --             --         --      (2,371)          --           --
  Preferred stock dividend
    accretion..................    --        --             --         --          --      (11,848)          --
                                   --        --      ---------    -------     -------    ---------      -------
BALANCE NOVEMBER 30, 2000......    $6        $4      $      --    $99,991     $(2,371)   $ (56,140)     $(2,293)
                                   ==        ==      =========    =======     =======    =========      =======


                                     TOTAL           TOTAL
                                 SHAREHOLDERS'   COMPREHENSIVE
                                    EQUITY       INCOME (LOSS)
                                 -------------   -------------
                                   (IN THOUSANDS OF DOLLARS)
BALANCE NOVEMBER 30, 1997......    $ 336,117       $ (5,690)
                                                   ========
  Comprehensive Income:
    Net income.................          807       $    807
    Foreign currency
      translation..............       (1,809)        (1,809)
  Redemption of common stock...     (446,638)            --
  Issuance of common stock.....      100,001             --
  Revaluation of net assets due
    to effects of the
    Acquisition................      111,523             --
                                   ---------       --------
BALANCE FEBRUARY 28, 1998......      100,001       $ (1,002)
                                                   ========
  Comprehensive Income:
    Net loss...................      (14,364)      $(14,364)
    Foreign currency
      translation..............        2,357          2,357
  Preferred stock dividend
    accretion..................       (7,382)            --
                                   ---------       --------
BALANCE NOVEMBER 30, 1998......       80,612       $(12,007)
                                                   ========
  Comprehensive Income:
    Net income.................      (17,587)      $(17,587)
    Foreign currency
      translation..............       (3,145)        (3,145)
  Preferred stock dividend
    accretion..................      (10,569)            --
                                   ---------       --------
BALANCE NOVEMBER 30, 1999......       49,311       $(20,732)
                                                   ========
  Comprehensive Income:
    Net income.................        5,610       $  5,610
    Foreign currency
      translation..............       (1,505)        (1,505)
  Purchase of treasury stock...       (2,371)            --
  Preferred stock dividend
    accretion..................      (11,848)            --
                                   ---------       --------
BALANCE NOVEMBER 30, 2000......    $  39,197       $  4,105
                                   =========       ========

          See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2000 AND 1999, NINE MONTHS ENDED NOVEMBER 30, 1998 AND
                      THREE MONTHS ENDED FEBRUARY 28, 1998

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

A. SIGNIFICANT ACCOUNTING POLICIES

  Purchase Accounting

     Eagle-Picher Holdings, Inc. ("EP Holdings") acquired Eagle-Picher Industries, Inc. ("EPI") on February 24, 1998 ("Acquisition") (See Note B). EPI, which is the operating entity, is a wholly-owned subsidiary of the EP Holdings, which was formed as an acquisition vehicle. EP Holdings' results of operations and cash flows approximate those of EPI. Unless the context indicates otherwise, the term the "Company" as used herein refers to EP Holdings and its subsidiaries.

     The Acquisition was accounted for as a purchase. The purchase price has been allocated to the assets and liabilities of the Company based on their respective fair values as determined primarily by independent appraisals. The excess of the purchase price over the assessed values of the net assets was allocated to Excess of Acquired Net Assets Over Cost and is being amortized over 15 years. As a result, the consolidated financial statements relating to operations after the Acquisition are not comparable to those prior to the Acquisition. Periods prior the Acquisition have been labeled "Predecessor."

     The consolidated financial statements as of and for the three months ended February 28, 1998 include the effects of the Acquisition as of February 24, 1998. Accordingly, the consolidated statement of income (loss) for the three months ended February 28, 1998 includes results of operations from (1) December 1, 1997 through February 24, 1998 of EPI prior to the consummation of the Acquisition (for clarity, sometimes referred to herein as the "Predecessor Company") and (2) the four days ended February 28, 1998 of the Company, which have been reflected as Predecessor Company due to their immaterial impact on the results of operations and cash flows.

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

  Revenue Recognition

     The Company recognizes revenue when risk and title passes to the customer which is generally upon shipment of products except for certain products sold under cost-reimbursable contracts and subcontracts with various United States Government agencies and aerospace and defense contractors. On cost-reimbursable contracts, sales are recognized as costs are incurred and include a portion of the total estimated earnings to be realized in the ratio that costs incurred relate to total estimated costs. On fixed-price contracts, sales are recognized using the percentage of completion method, when deliveries are made or upon completion of specified tasks. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                          EAGLE-PICHER HOLDINGS, INC.

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

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company conducts periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company's customer base includes all significant automotive manufacturers and their first tier suppliers in North America and Europe. Although the Company is directly affected by the well-being of the automotive industry, management does not believe significant credit risk existed at November 30, 2000.

     From time to time, the Company enters into interest rate swaps and currency forwards contracts in its management of interest costs and foreign currency exposures. Interest differentials to be paid or received under interest rate swaps are recognized over the life of the underlying agreement or indebtedness, respectively, as adjustments to interest expense. Gains and losses on currency contracts are included in income as they mature.

  Inventories

     Inventories are valued at the lower of cost or market. A substantial portion of domestic inventories are valued using the last-in first-out ("LIFO") method while the balance of the Company's inventories are valued using the first-in first-out method.

  Property, Plant and Equipment

     The Company records its investment in property, plant and equipment at cost. The Company provides for depreciation of plant and equipment using the straight-line method over the estimated lives of the assets which are generally 20 to 30 years for buildings and 3 to 10 years for machinery and equipment. Improvements which extend the useful life of property are capitalized, while repair and maintenance costs are charged to operations as incurred. In accordance with purchase accounting, property, plant and equipment acquired in the acquisition of a business, including property, plant and equipment in service at February 24, 1998, are stated at fair value, based on independent appraisals, as of the date of the acquisition.

  Pre-Production Costs Related to Long-Term Supply Arrangements

     The Company capitalizes costs incurred to design and develop molds, dies and other tools to produce products that will be sold under long-term supply arrangements, primarily in the automotive segment. The costs are amortized over the life of the related programs. At November 30, 2000, the unamortized balance of this asset was $3,212. Amounts at November 30, 1999 were not material.

     The Company also capitalizes costs incurred to design and develop molds, dies and other tools that it will sell to customers under long-term supply arrangements. The Company is typically reimbursed for these costs. At November 30, 2000 and 1999, the unamortized balance of assets the Company will not own were $5,601 and $2,632, respectively.

                          EAGLE-PICHER HOLDINGS, INC.

  Intangible Assets

     The excess of acquired net assets over cost is being amortized on a straight-line basis over 15 years. The recoverability of the asset is evaluated periodically as events or circumstances indicate a possible inability to recover its carrying amount. The intangible asset existing prior to February 28, 1998 was being amortized using the straight-line method over four years.

  Accounting for Long-Lived Assets

     Impairment losses are recorded on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets.

  Environmental Remediation Costs

     The Company accrues for environmental expenses resulting from existing conditions relating to operations when the costs are probable and can be reasonably estimated. The estimated liabilities are not discounted or reduced for possible recoveries from insurance carriers.

  Research and Development

     Research and Development expenditures are expensed as incurred. Research and development expense was $11,700 in 2000, $13,300 in 1999 and $14,100 in 1998.

  Income Taxes

     Income taxes are provided based upon income for financial statement purposes. Deferred tax assets and liabilities are established based on the difference between the financial statement and income tax bases of assets and liabilities using existing tax rates.

  Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and income and expenses are translated using weighted average exchange rates. Adjustments resulting from translation of financial statements stated in local currencies generally are excluded from the results of operations and included in Accumulated Other Comprehensive Income. Gains and losses from foreign currency transactions are included in the determination of net income
(loss).

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the 2000 consolidated financial statement presentation.

  New Accounting Standards

     In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in a derivative's fair value depends on the intended use of the derivative and the resulting designation. The Company adopted the provisions of these statements in the first quarter of the fiscal year ending November 30, 2001. The adoption of these new standards did not have a material impact on the Company's results of operations, financial position or cash flows.

                          EAGLE-PICHER HOLDINGS, INC.

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.

B. ACQUISITION OF EAGLE-PICHER INDUSTRIES, INC.

     On February 24, 1998, the Company, which is a majority-owned subsidiary of Granaria Industries, B.V. ("Granaria Industries"), acquired the stock of EPI from the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust ("PI Trust") for $702,500 in consideration. The PI Trust was established pursuant to EPI's plan of reorganization ("Plan") and all of EPI's stock had been transferred to the PI Trust upon EPI's emergence from bankruptcy in November 1996.

     Fees and expenses related to the acquisition and the related financing transactions were approximately $27,500, including fees of $7,300 paid to Granaria Holdings B.V. ("Granaria Holdings"), which owns a majority of the outstanding common stock of Granaria Industries, in connection for advisory services related to structuring and financing the Acquisition.

C. EPI'S EMERGENCE FROM CHAPTER 11

     The court order confirming EPI's plan of reorganization ("Confirmation Order") became effective on November 29, 1996. The Confirmation Order contains a permanent injunction which precludes holders of present and future asbestos or lead-related personal injury claims from pursuing their claims against the reorganized EPI. Those claims are being channeled to the PI Trust, which is an independently administered qualified settlement trust which was established to resolve and satisfy those claims.

     The Plan also resulted in the discharge of pre-petition liabilities through the distribution of cash and securities to the PI Trust and the other creditors. It is anticipated that a final distribution of approximately $10,550 will be made to the PI Trust and all other eligible unsecured claimants in 2001.

D. ACQUISITIONS AND DIVESTITURES

  Acquisitions

     During the 2000 fiscal year, the Company acquired the assets of the depleted zinc businesses of Isonics Corporation and the stock of the Blue Star Battery Systems Corporation, a manufacturer of special purpose batteries. These acquisitions were made at an aggregate cost, including expenses, of $13,806, consisting of $12,306 in cash and contingent cash payments of $500 annually for three years. These acquisitions were financed from the Company's revolving credit facility and were accounted for using the purchase method. The excess of the purchase price over the assessed values of the net assets of $6,949 was allocated to Excess of Acquired Net Assets Over Cost and is being amortized over 15 years.

     In addition, the Company negotiated a warrant to acquire four million shares of the common stock of the Isonics Corporation in exchange for materials that were to be delivered in 2000. The Company elected to exercise its warrant using a "cashless exercise" feature, whereby the Company claimed approximately
3.3 million shares of stock and paid for them by surrendering the remaining warrant shares. The Company did not deliver the subject materials in 2000 as a result of both mechanical and technical problems beyond its reasonable control. Isonics has disputed the Company's exercise of the warrant and the Company's right to retain the warrant shares.

                          EAGLE-PICHER HOLDINGS, INC.

The Company accounted for this investment using the equity method. The impact of this transaction on the Company's results of operations in 2000 was not material.

     In 1999, the Company acquired the stock of Charterhouse Automotive Group, Inc., a holding company whose only operating subsidiary was Carpenter Enterprises, Ltd. ("Carpenter"), a supplier of precision-machined components to the automotive industry, for approximately $59,600 in cash and $12,700 of existing indebtedness of Carpenter. The total cash requirements of the Acquisition were $60,251, which includes transaction costs. The acquisition was accounted for as a purchase. The excess of the purchase price over the assessed values of the net assets of $16,445 was allocated to Excess of Acquired Net Assets Over Cost and is being amortized over 15 years.

     The following proforma for the years ended November 30, 1999 and 1998 gives effect to the acquisition of Carpenter as if it had been consummated on December 1, 1998 and 1997, respectively. This information is not necessarily indicative of either future results of operations or the results of operations that would have occurred if those events had been consummated on the indicated dates.

                                                    NINE MONTHS ENDED    THREE MONTHS ENDED
                                                      NOVEMBER 30,          FEBRUARY 28,
                                         1999             1998                  1998
                                      ----------    -----------------    ------------------
                                                           (UNAUDITED)
Net sales...........................  $  944,800       $  737,900            $  231,800
Net income (loss)...................  $  (18,000)      $  (13,100)           $    1,100
Net income (loss) applicable common
  shareholders......................  $  (28,500)      $  (20,500)           $    1,100
Net income (loss) per common
  share.............................  $   (28.50)      $   (20.50)           $      .11
Average number of common share......   1,000,000        1,000,000             9,600,071

  Divestitures

     The Company recognized amounts related to divestitures as follows:

                                                                2000       1999
                                                              --------    -------
Impairment of net assets of operations to be sold...........  $ (6,000)   $21,407
Gains on sales of divisions sold in 2000....................   (11,077)        --
Losses recognized related to divisions sold in prior
  years.....................................................    13,928         --
                                                              --------    -------
                                                              $ (3,149)   $21,407
                                                              ========    =======

     On September 1, 1999, the Board of Directors approved a plan to explore the sale of several smaller divisions to focus on core businesses. The divestitures of all divisions included in the plan were completed in 2000. The aggregate net proceeds of all the transactions were $85,048. The aggregate net gain resulting from these transactions was approximately $17,077 representing the reversal of asset impairment reserves of $6,000 and net gains of $11,077, which includes a gain of $3,737 recognized in the fourth quarter resulting from the curtailment of the Company's pension and postretirement plans (see Note M) related to the divestitures.

     In 1999, the Company recorded a non-cash provision of $21,407 primarily related to the impairment of the recorded asset values because the expected net realizable value of certain of the divisions for sale was estimated to be insufficient to recover the related carrying values of those divisions. In addition, the Company indemnified the buyers for certain liabilities related to items such as environmental remediation and warranty issues. Liabilities for certain of these amounts had been previously recorded by the company and additional amounts

                          EAGLE-PICHER HOLDINGS, INC.

were recorded in 2000 when the divisions were sold. An analysis of the asset impairment and recorded liabilities is as follows:

                                                                OTHER LIABILITIES
                                         ASSET IMPAIRMENT    RELATED TO DIVESTITURES     TOTAL
                                         ----------------    -----------------------    -------
Original Charges.......................      $20,530                 $   877            $21,407
2000 Activity:
  Amounts offset with asset values.....      (10,440)                     --            (10,440)
  Amounts transferred..................       (4,090)                  4,090                 --
  Additional amounts recorded for
     transaction expenses and other
     items.............................           --                   3,459              3,459
  Amounts spent........................           --                  (5,600)            (5,600)
  Amounts reversed.....................       (6,000)                     --             (6,000)
                                             -------                 -------            -------
Balance at November 30, 2000...........      $    --                 $ 2,826            $ 2,826
                                             =======                 =======            =======

     In addition to the divestitures occurring in 2000, the Company has sold several divisions in previous years. In 2000, certain events occurred which required the Company to record additional liabilities related to these transactions primarily in the fourth quarter. These liabilities are primarily for environmental remediation, costs related to certain litigation issues and losses on guarantees of indebtedness. The effect of these items was to reduce the gain on the sale of divisions in the amount of $13,928. Of this amount, $12,174 remains unpaid and is included in other accrued liabilities at November 30, 2000.

     The Company sold its Trim Division in November 1998; however the transaction was held in escrow until certain conditions were met in December 1998. In addition to $12,400 in cash, the Company received a $2,100 note, of which $1,834 was due on November 30, 2000. The note is secured by a first mortgage on the real estate. The company also guaranteed approximately $3,900 of the original principal amount of the buyer's debt, related to tooling receivables from both original equipment manufacturers and their suppliers. The buyer is in default on the mortgage loan and its financing with its primary lender, and the lender has demanded payment of the guaranty from the Company. The Company has recorded a provision related to these items included in the additionally liability discussed in the previous paragraph.

     The Company remains as guarantor on the lease of the building in which its former Transicoil Division is located, and is liable should the buyer not perform on the lease. The remaining lease payments total approximately $6,800 over the lease term which expires in 2005. The Company believes the likelihood of being liable for the lease to be remote.

     See Note O for information regarding sales and pre-tax income or loss in the years ended November 30, 2000 and 1999, the nine months ended November 30, 1998 and the three months ended February 28, 1998.

  Subsequent Event

     On December 14, 2000, the Board of Directors authorized Management to explore strategic alternatives for the Construction Equipment Division, which comprises the Machinery Segment, including the possible sale of all or a portion of its assets and business. Consistent with this authorization, the Company has engaged Seale and Associates, LLC to assist the Company in marketing the Segment and obtaining offers to purchase all or a portion of the Machinery Segment's assets and business. This process is in the early stages and the Company cannot yet project whether, when or at what price all or a portion of the Machinery Segment's assets and business may be sold. The Company has not yet determined the effects a sales transaction will have on the results of its operations.

                          EAGLE-PICHER HOLDINGS, INC.

E. INVENTORIES

     Inventories consisted of:

                                                                2000       1999
                                                              --------    -------
Raw materials and supplies..................................  $ 49,698    $46,500
Work-in-process.............................................    39,277     27,702
Finished goods..............................................    15,622     16,391
                                                              --------    -------
                                                               104,597     90,593
Adjustment to state inventory at LIFO value.................    (1,079)       (94)
                                                              --------    -------
                                                              $103,518    $90,499
                                                              ========    =======

     The percentage of inventories valued using the LIFO method was 86% in 2000 and 82% in 1999. In conjunction with purchase accounting, new LIFO base layers were established based on inventory levels at March 1, 1998. The effects of liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years were not material. The Company made an adjustment to increase inventory $1,986 in the fourth quarter of 2000 to adjust standard costs at certain operations.

F. OTHER ASSETS

     Other assets consisted of:

                                                               2000       1999
                                                              -------    -------
Prepaid pension cost -- Note M..............................  $51,391    $45,167
Debt issuance costs, net of accumulated amortization of
  $8,861 in 2000 and $5,615 in 1999.........................   17,715     20,910
Other.......................................................   17,072      6,900
                                                              -------    -------
                                                              $86,178    $72,977
                                                              =======    =======

     The debt issuance costs are being amortized on a straight-line basis over the term of the related debt.

G. LONG-TERM DEBT, SHORT TERM BORROWINGS AND LEASE COMMITMENTS

     Long-term debt consisted of:

                                                                2000        1999
                                                              --------    --------
Credit Agreement:
  Revolving Credit Facility
     8.87%, due 2004........................................  $105,660    $136,000
  Accounts Receivable Loan Agreement
     8.0%, due 2000.........................................    42,750      63,750
  Term Loan
     8.87%, due 2003........................................    66,834      81,156
Senior Subordinated Notes
  9 3/8%, due 2008..........................................   220,000     220,000
Industrial Revenue Bonds
  4.1% to 6.6%, due 2005 and 2012...........................    18,700      28,753
Debt of Foreign Subsidiaries................................     3,987      14,420
                                                              --------    --------
                                                                           457,931
Less current portion........................................    65,358      86,318
                                                              --------    --------
Long-term debt, less current portion........................  $392,573    $457,761
                                                              ========    ========

                          EAGLE-PICHER HOLDINGS, INC.

     The Company has a syndicated senior secured loan facility ("Credit Agreement") providing a term loan ("Term Loan") and a $220,000 revolving credit facility ("Facility"), which is also available for issuance of letters of credit. The Company also has an accounts receivable loan agreement ("Receivables Agreement"). At November 30, 2000, letters of credit totaling $42,587 were outstanding, which together with borrowings of $105,660 left the Company with $71,753 of borrowing capacity on the Facility. In connection with the Receivables Agreement, the Company sells its domestic trade receivables on an ongoing basis to a wholly-owned, consolidated subsidiary, Eagle-Picher Acceptance Corporation. The receivables are then used as security for loans made under a separate revolving credit facility providing up to $75,000. The Company has requested that this commitment be reduced to $50,000. Availability under the Receivables Agreement is determined based on a formula of total receivables outstanding as of a certain date. As of November 30, 2000, total availability under the Receivables Agreement was $46,800, of which $42,750 was borrowed. The Receivables Agreement has a maturity of 364 days, but is expected to be renewed over the term of the Credit Agreement.

     The Facility and the Term Loan bear interest, at the Company's option, of an adjusted LIBOR rate plus 2 1/4% or the bank's prime rate plus 1 1/4%. There is a commitment fee on the Facility equal to 1/4% per annum on the undrawn portion of the Facility and fees for letters of credit are equal to 2 1/4% per annum. If the Company meets or fails to meet certain financial benchmarks, the interest rate spreads, commitment fees and fees for letters of credit may be reduced or increased, respectively. Loans outstanding under the Receivables Agreement are at variable rates equal to market rates on commercial paper with fees of 3/4% on the maximum amount available.

     In 1998, the Company entered into a three year interest rate swap agreement ("Swap Agreement") to manage its variable interest rate exposure. Per the terms of the Swap Agreement, the Company exchanges, at specified intervals, the difference between fixed and variable interest amounts based on a notional principal amount of $150,000. The Swap Agreement effectively fixes the interest rate on $150,000 of the debt under the Credit Agreement at 5.805% plus the applicable spread for the duration of the interest rate swap. The difference between the amount of interest to be paid and the amount of interest to be received under the Swap Agreement due to changing interest rates is charged or credited to interest expense over the life of the agreement. As of November 30, 2000, the fair value of the Swap Agreement, which was determined using discounted cash flow analysis based on current rates offered for similar issues of debt, was approximately $300. As of November 30, 2000, $172,494 in debt was outstanding under the Credit Agreement, of which interest on $150,000 is essentially fixed by the Swap Agreement. Loans under the Receivables Agreement bear interest at a variable rate equal to market rates on commercial paper having a term similar to applicable interest periods. $65,244 of debt outstanding bears interest at variable rates under either the Credit Agreement or Receivables Agreement. Accordingly, the effect of a one percent increase in the applicable index rates would result in additional interest expense of approximately $652 annually, assuming no change in the level of borrowing. The Swap Agreement expires in February 2001; however, the Company has negotiated new agreements, which commences in March 2001, which will essentially fix the interest rate on $90,000 of the debt under the Credit Agreement.

     In addition to regularly scheduled payments on the Term Loan, the Company is required to make mandatory prepayments, of 50% of annual excess cash flow as defined in the Credit Agreement, the net proceeds from the sale of assets (subject to certain conditions), the net proceeds of certain new debt issued and 50% of the net proceeds of any equity securities issued. No excess cash flow payment is due for the year ended November 30, 2000.

     The Credit Agreement is guaranteed by the Company and the United States subsidiaries of EPI. It is secured by the capital stock of EPI and the United States subsidiaries of EPI, up to 65% of the capital stock of certain foreign subsidiaries and substantially all other property of EPI and its United States subsidiaries. The Credit Agreement contains covenants which restrict or limit EPI's ability to declare dividends or redeem capital stock, incur additional debt or liens, alter existing debt agreements, make loans or investments, form joint ventures, undergo a change in control or engage in mergers, acquisitions or asset sales. These covenants also limit the

                          EAGLE-PICHER HOLDINGS, INC.

annual amount of capital expenditures and require the Company to meet certain minimum financial coverages. The Company was in compliance with all covenants at November 30, 2000.

     The Subordinated Notes, which are unsecured, are redeemable at the option of the Company, in whole or in part, any time after February 28, 2003 at set redemption prices. The Company may also redeem up to 35% of the aggregate principal amount of the Subordinated Notes prior to March 1, 2001 at a set redemption price provided certain conditions are met. The Company is also required to offer to purchase the Subordinated Notes at a set redemption price should there be a change in control. The Indenture for the Subordinated Notes contains covenants which restrict or limit EPI's ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. The Company is in compliance with these covenants at November 30, 2000. The Subordinated Notes are also guaranteed by the Company and the United States subsidiaries of EPI.

     The Company's industrial revenue bonds bear interest at variable rates based on the market for similar issues and are secured by letters of credit.

     Several of the Company's foreign subsidiaries have entered into agreements with various banks which provide lines of credit totaling approximately $6,858 at November 30, 2000. At November 30, 2000, $3,987 of borrowings were outstanding leaving $2,871 in borrowing capacity. These agreements, which are unsecured, are either committed lines of credit expiring in 2002 or short-term money market or overdraft facilities, generally due on demand or within a year. The annual rates of interest on these lines of credit generally range from .75% to 1.5% over the banks' base rates. The commitment fees range from .35% to .5% per annum on the unused portion of the committed facilities. These agreements also contain covenants which include minimum financial requirements. Certain of the Company's foreign subsidiaries did not meet the minimum financial requirement covenant of one of these credit facilities as of November 30, 2000; however, the Company has received the necessary waivers from the lender.

     Long term debt had an estimated fair value of approximately $338,000 and $518,000 at November 30, 2000 and 1999, respectively. The estimated fair value of long-term debt was calculated based on market prices for publicly traded issues and was calculated using discounted cash flow analysis based on current rates offered for similar issues for all other long-term debt.

     The Company paid interest, net of amounts capitalized, of $43,589 in 2000, $46,931 in 1999, $28,886 in the nine months ended November 30, 1998 and $6,390, which included the interest paid on the Debentures at the time of the Acquisition, in the three months ended February 28, 1998.

     Long-term debt is scheduled to mature over the next five years as follows:
$65,358 in 2001 of which $42,750 is outstanding under the accounts receivable loan agreement which is expected to be renewed, $27,744 in 2002, $25,569 in 2003, $107,460 in 2004, and $11,800 in 2005.

  Lease Commitments

     Future minimum rental commitments over the next five years as of November 30, 2000 under noncancellable operating leases, which expire at various dates, are as follows: $2,275 in 2001, $1,250 in 2002, $800 in 2003, $725 in 2004 and
$525 in 2005. Rental expense was approximately $4,800 in 2000, $5,200 in 1999, $3,700 in the nine months ended November 30, 1998 and $1,200 in the three months ended February 28, 1998.

H. SUPPLEMENTAL GUARANTOR INFORMATION (UNAUDITED)

     Both the Credit Agreement and the Subordinated Notes, which were issued by EPI, are guaranteed on a full, unconditional, and joint and several basis by the Company and certain of EPI's wholly-owned domestic subsidiaries ("Subsidiary Guarantors") including Eagle-Picher Acceptance Corporation and Carpenter Enterprises, Ltd. Management has determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors and such financial statements are not presented. The

                          EAGLE-PICHER HOLDINGS, INC.

following unaudited supplemental condensed combining financial statements present information regarding EPI, the Subsidiary Guarantors and the subsidiaries that did not guarantee the debt.

     EPI and the Subsidiary Guarantors are subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Indenture supporting the subordinated notes.

                          EAGLE-PICHER HOLDINGS, INC.

    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 2000

                                                  GUARANTORS
                                          ---------------------------   NON-GUARANTORS
                                           EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                               --------   --------------   ----------   --------------   ------------   --------
                                                           (IN THOUSANDS OF DOLLARS)
NET SALES
  Customers..................  $157,264       $   --        $577,908       $102,408        $     --     $837,580
  Intercompany...............    16,470           --          12,856          9,997         (39,323)          --
OPERATING COSTS AND EXPENSES:
  Cost of products sold
    (exclusive of
    depreciation)............   129,348           --         481,662         96,168         (39,238)     667,940
  Selling and
    administrative...........    31,926            9          24,144          9,874            (298)      65,655
  Intercompany charges.......   (11,370)          --          11,370           (298)            298           --
  Management compensation
    Special..................     1,560           --              --             --              --        1,560
  Depreciation...............     8,751           --          32,998          4,160              --       45,909
  Insurance Settlement.......   (16,000)          --              --             --              --      (16,000)
  Amortization of
    intangibles..............     4,178           --          10,642          1,398              --       16,218
  Divestitures...............    14,965           --          (3,870)       (14,244)             --       (3,149)
  Other......................      (261)          --            (187)             6              43         (399)
                               --------       ------        --------       --------        --------     --------
         Total...............   163,097            9         556,759         97,064         (39,195)     777,734
                               --------       ------        --------       --------        --------     --------
OPERATING INCOME (LOSS)......    10,637           (9)         34,005         15,341            (128)      59,846
OTHER INCOME (EXPENSE)
  Interest expense...........   (19,684)          --         (31,969)        (4,027)          8,318      (47,362)
  Other income (expense).....     1,277                        7,790           (623)         (8,318)         126
  Equity in earnings of
    consolidated
    subsidiaries.............    17,947        5,619           1,920             --         (25,486)          --
                               --------       ------        --------       --------        --------     --------
INCOME (LOSS) BEFORE TAXES...   (10,177)       5,610          11,746         10,691         (25,614)      12,610
INCOME TAXES (BENEFIT).......        21           --           6,099            880              --        7,000
                               --------       ------        --------       --------        --------     --------
NET INCOME (LOSS)............  $ 10,156       $5,610        $  5,647       $  9,811        $(25,614)    $  5,610
                               ========       ======        ========       ========        ========     ========

                          EAGLE-PICHER HOLDINGS, INC.

           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 2000

                                                  GUARANTORS
                                          ---------------------------   NON-GUARANTORS
                                           EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                               --------   --------------   ----------   --------------   ------------   --------
                                                           (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents....  $  1,297      $      1       $    539       $ 4,313        $   1,317     $  7,467
Receivables, net.............    10,278            --         84,004        18,098               --      112,380
Intercompany accounts
  receivable.................    22,266            --          9,768           980          (33,014)          --
Inventories..................    24,086            --         67,299        13,462           (1,329)     103,518
Prepaid expenses.............     1,172            --          4,999         1,530             (267)       7,434
Deferred income taxes........    12,860            --             --            --               --       12,860
                               --------      --------       --------       -------        ---------     --------
         Total Current
           Assets............    71,959             1        166,609        38,383          (33,293)     243,659
PROPERTY, PLANT & EQUIPMENT,
  net........................    39,298            --        181,898        27,508              (43)     248,661
Investment in Subsidiaries...    86,712       180,004          9,877            --         (276,593)          --
EXCESS OF ACQUIRED NET ASSETS
  OVER COST, net.............    46,962            --        131,637        21,404           (3,139)     196,864
OTHER ASSETS.................    70,021        (2,371)        17,799         8,472           (7,743)      86,178
                               --------      --------       --------       -------        ---------     --------
         TOTAL ASSETS........  $314,952      $177,634       $507,820       $95,767        $(320,811)    $775,362
                               ========      ========       ========       =======        =========     ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Accounts payable.............  $ 16,054      $     --       $ 42,119       $ 5,089        $      --     $ 63,262
Intercompany accounts
  payable....................        92            --             --         9,327           (9,419)          --
LONG-TERM DEBT -- current
  portion....................    20,795            --         42,750         1,813               --       65,358
INCOME TAXES.................     2,162            --             --           520               --        2,682
OTHER CURRENT LIABILITIES....    43,168            --         22,046         2,554             (267)      67,501
                               --------      --------       --------       -------        ---------     --------
         Total Current
           Liabilities.......    82,271            --        106,915        19,303           (9,686)     198,803
LONG-TERM DEBT -- less
  current portion............   390,398            --         22,266         2,175          (22,266)     392,573
DEFERRED INCOME TAXES........    11,512            --             --            --           (1,234)      10,278
OTHER LONG-TERM
  LIABILITIES................   (37,276)           14         69,876         3,726          (11,633)      24,707
                               --------      --------       --------       -------        ---------     --------
         TOTAL LIABILITIES...   446,905            14        199,057        25,204          (44,819)     626,361
Intercompany Accounts........  (250,885)           --        212,804        38,081               --           --
11 3/4% CUMULATIVE REDEEMABLE
  EXCHANGEABLE PREFERRED
  STOCK......................        --       109,804             --            --               --      109,804
SHAREHOLDERS' EQUITY.........   118,932        67,816         95,959        32,482         (275,992)      39,197
                               --------      --------       --------       -------        ---------     --------
         TOTAL LIABILITIES &
           EQUITY............  $314,952      $177,634       $507,820       $95,767        $(320,811)    $775,362
                               ========      ========       ========       =======        =========     ========

                          EAGLE-PICHER HOLDINGS, INC.

     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 2000

                                                   GUARANTORS
                                           ---------------------------   NON-GUARANTORS
                                            EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                 ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                --------   --------------   ----------   --------------   ------------   --------
                                                            (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income (Loss).............  $(10,156)      $5,610        $ 5,647        $  9,811        $(25,614)    $  5,610
Adjustments to reconcile net
  income (loss) to cash
  provided by (used in)
  operating activities:
  Equity in earnings (loss) of
    consolidated
    subsidiaries..............   (17,947)      (5,619)        (1,920)             --          25,486           --
  Depreciation and
    amortization..............    16,175           --         43,640           5,558              --       65,373
  Divestitures................    14,965           --         (3,870)        (14,244)             --       (3,149)
  Changes in assets and
    liabilities, net of effect
    of acquisitions and
    divestitures..............   (21,605)           9         11,230         (17,558)         10,793      (17,131)
                                --------       ------        -------        --------        --------     --------
      Net cash provided by
         (used in) operating
         activities...........     1,744           --         54,727         (16,433)         10,665       50,703
                                --------       ------        -------        --------        --------     --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sales of
    divisions.................    47,002           --         10,430          27,616              --       85,048
  Acquisition of divisions....        --           --        (12,306)             --              --      (12,306)
  Capital expenditures........    (6,759)          --        (30,320)         (4,864)             --      (41,943)
  Other.......................     6,871           --            876          (2,871)           (412)       4,464
                                --------       ------        -------        --------        --------     --------
      Net cash provided by
         (used in) investing
         activities...........    47,114           --        (31,320)         19,881            (412)      35,263
                                --------       ------        -------        --------        --------     --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Reduction of long-term
    debt......................   (24,374)          --             --              --              --      (24,374)
  Purchase of treasury
    shares....................    (2,371)                                                                  (2,371)
  Net borrowings (repayments)
    under revolving credit
    agreements................   (30,340)          --        (21,000)        (10,434)             --      (61,774)
  Other.......................       (51)          --             --              --              --          (51)
                                --------       ------        -------        --------        --------     --------
      Net cash financing
         activities...........   (57,136)          --        (21,000)        (10,434)             --      (88,570)
                                --------       ------        -------        --------        --------     --------
Increase (decrease) in cash...    (8,278)          --          2,407          (6,986)         10,253       (2,604)
Intercompany accounts.........    (5,511)          --         (2,738)          6,211          (8,984)          --
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD.........     4,064            1            870           5,088              48       10,071
                                --------       ------        -------        --------        --------     --------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD...................  $  1,297       $    1        $   539        $  4,313        $  1,317     $  7,467
                                ========       ======        =======        ========        ========     ========

                          EAGLE-PICHER HOLDINGS, INC.

    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 1999

                                                  GUARANTORS
                                          ---------------------------   NON-GUARANTORS
                                           EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                               --------   --------------   ----------   --------------   ------------   --------
                                                           (IN THOUSANDS OF DOLLARS)
NET SALES
  Customers..................  $215,848      $     --       $582,723       $114,690        $     --     $913,261
  Intercompany...............    12,619            --         15,551         11,249         (39,419)          --
OPERATING COSTS AND EXPENSES:
  Cost of products sold
    (exclusive of
    depreciation)............   172,012            --        482,892        110,331         (39,395)     725,840
  Selling and
    administrative...........    41,049             5         22,701         11,599            (199)      75,155
  Management compensation --
    special..................       556            --             --             --              --          556
  Divestitures...............     9,630            --          1,635         10,142              --       21,407
  Intercompany charges.......    (9,816)           --          9,817           (200)            199           --
  Depreciation...............    10,316            --         32,977          4,968              --       48,261
  Amortization of
    intangibles..............     5,539            --         10,420            971              --       16,930
  Other......................      (107)           --            109             28              --           30
                               --------      --------       --------       --------        --------     --------
         Total...............   229,179             5        560,551        137,839         (39,395)     888,179
                               --------      --------       --------       --------        --------     --------
OPERATING INCOME (LOSS)......      (712)           (5)        37,723        (11,900)            (24)      25,082
OTHER INCOME (EXPENSE)
  Interest expense...........   (21,247)           --        (24,709)        (4,297)          1,193      (49,060)
  Other income (expense).....     1,101            --          3,596             87          (1,193)       3,591
  Equity in earnings (loss)
    of consolidated
    subsidiaries.............   (10,957)      (17,587)           416             --          28,128           --
                               --------      --------       --------       --------        --------     --------
INCOME (LOSS) BEFORE TAXES...   (31,815)      (17,592)        17,026        (16,110)         28,104      (20,387)
INCOME TAXES (BENEFIT).......   (14,673)           --          9,679          2,194              --       (2,800)
                               --------      --------       --------       --------        --------     --------
NET INCOME (LOSS)............  $(17,142)     $(17,592)      $  7,347       $(18,304)       $ 28,104     $(17,587)
                               ========      ========       ========       ========        ========     ========

                          EAGLE-PICHER HOLDINGS, INC.

           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)

                            AS OF NOVEMBER 30, 1999

                                                   GUARANTORS
                                           ---------------------------   NON-GUARANTORS
                                            EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                 ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                --------   --------------   ----------   --------------   ------------   --------
                                                            (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents.....  $  4,064      $      1       $    870       $ 5,088        $      48     $ 10,071
Receivables, net..............    13,428            --         92,721        16,350               --      122,499
Intercompany accounts
  receivable..................     8,368            --         12,255           455          (21,078)          --
Inventories...................    24,211            --         57,014        10,618           (1,344)      90,499
Net assets of operations to be
  sold........................    46,641                        6,839        10,721               --       64,201
Prepaid Expenses..............     1,783            --          4,355           925               --        7,063
Deferred income taxes.........    16,665            --             --            --               --       16,665
                                --------      --------       --------       -------        ---------     --------
         Total Current
           Assets.............   115,160             1        174,054        44,157          (22,374)     310,998
PROPERTY, PLANT & EQUIPMENT,
  net.........................    42,001            --        184,295        26,197              (33)     252,460
Investment in Subsidiaries....   109,009       148,054          6,834            --         (263,897)          --
EXCESS OF ACQUIRED NET ASSETS
  OVER COST, net..............    50,799            --        142,051        12,715               --      205,565
OTHER ASSETS..................    49,460            --         22,859           625               33       72,977
                                --------      --------       --------       -------        ---------     --------
         TOTAL ASSETS.........  $366,429      $148,055       $530,093       $83,694        $(286,271)    $842,000
                                ========      ========       ========       =======        =========     ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Accounts payable..............  $  9,928      $     --       $ 35,837       $ 4,823               --       50,588
Intercompany accounts
  payable.....................       124            --             --         7,588           (7,712)          --
LONG-TERM DEBT -- current
  portion.....................    16,374            --         63,750         6,194               --       86,318
INCOME TAXES..................     1,826            --             --           465               --        2,291
OTHER CURRENT LIABILITIES.....    37,870            --         22,970         3,486             (457)      63,869
                                --------      --------       --------       -------        ---------     --------
         Total current
           liabilities........    66,122            --        122,557        22,556           (8,169)     203,066
LONG-TERM DEBT -- less current
  portion.....................   449,534            --          7,836         8,227           (7,836)     457,761
DEFERRED INCOME TAXES.........    10,086            --             --            --               --       10,086
OTHER LONG-TERM LIABILITIES...    23,047             5             --           768               --       23,820
                                --------      --------       --------       -------        ---------     --------
         TOTAL LIABILITIES....   548,789             5        130,393        31,551          (16,005)     696,733
Intercompany Accounts.........  (344,941)           --        324,500        36,660          (16,219)          --
11 3/4% CUMULATIVE REDEEMABLE
  EXCHANGEABLE PREFERRED
  STOCK.......................        --        97,956             --            --               --       97,956
SHAREHOLDERS' EQUITY..........   162,581        50,094         75,200        15,483         (254,047)      49,311
                                --------      --------       --------       -------        ---------     --------
         TOTAL LIABILITIES AND
           SHAREHOLDERS'
           EQUITY.............  $366,429      $148,055       $530,093       $83,694        $(286,271)    $842,000
                                ========      ========       ========       =======        =========     ========

                          EAGLE-PICHER HOLDINGS, INC.

     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 1999

                                                  GUARANTORS
                                          ---------------------------   NON-GUARANTORS
                                           EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                               --------   --------------   ----------   --------------   ------------   --------
                                                           (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net Income (Loss)..........  $(17,142)     $(17,592)      $  7,347       $(18,304)       $28,104      $(17,587)
  Adjustments to reconcile
    net income (loss) to cash
    provided by (used in)
    operating activities:
    Equity in earnings (loss)
      of consolidated
      subsidiaries...........    10,957        17,587           (416)            --        (28,128)           --
    Depreciation and
      amortization...........    19,218            --         43,607          5,939             --        68,764
    Divestitures.............     9,630            --          1,635         10,142             --        21,407
    Changes in assets and
      liabilities, net of
      effect of acquisitions
      and divestitures.......   (14,057)            5        (23,676)          (993)        13,065       (25,656)
                               --------      --------       --------       --------        -------      --------
      Net cash provided by
         (used in) operating
         activities..........     8,606            --         28,497         (3,216)        13,041        46,928
                               --------      --------       --------       --------        -------      --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sale of
    division.................    12,400            --             --             --             --        12,400
  Acquisition of division....        --            --        (60,251)            --             --       (60,251)
  Capital expenditures.......    (5,238)           --        (31,986)        (9,813)            --       (47,037)
  Other......................     2,339            --            617         (1,589)        (1,950)         (583)
                               --------      --------       --------       --------        -------      --------
      Net cash provided by
         (used in) investing
         activities..........     9,501            --        (91,620)       (11,402)        (1,950)      (95,471)
                               --------      --------       --------       --------        -------      --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Reduction of long-term
  debt.......................  (140,776)           --             --             --             --      (140,776)
Borrowings (repayments) under
  revolving credit
  agreements.................   116,175            --         63,750          7,689             --       187,614
Other........................       (54)           --         (1,851)            --             --        (1,905)
                               --------      --------       --------       --------        -------      --------
      Net cash provided by
         (used in) financing
         activities..........   (24,655)           --         61,899          7,689             --        44,933
                               --------      --------       --------       --------        -------      --------
Increase (decrease) in cash
  and cash equivalents.......    (6,548)           --         (1,224)        (6,929)        11,091        (3,610)
Intercompany accounts........     3,148            --          1,382          6,892        (11,422)           --
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD........     7,464             1            712          5,125            379        13,681
                               --------      --------       --------       --------        -------      --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD..............  $  4,064      $      1       $    870       $  5,088        $    48      $ 10,071
                               ========      ========       ========       ========        =======      ========

                          EAGLE-PICHER HOLDINGS, INC.

    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                      NINE MONTHS ENDED NOVEMBER 30, 1998

                                                  GUARANTORS
                                          --------------------------   NON-GUARANTORS
                                          EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                ISSUER    HOLDINGS, INC   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                               --------   -------------   ----------   --------------   ------------   --------
                                                          (IN THOUSANDS OF DOLLARS)
NET SALES
  Customers..................  $195,851     $     --       $374,337       $75,796         $     --     $645,984
  Intercompany...............    10,815           --          6,388         5,157          (22,360)          --
OPERATING COSTS AND EXPENSES:
  Cost of products sold
    (exclusive of
    depreciation)............   153,633           --        303,517        68,074          (22,251)     502,973
  Selling and
    administrative...........    33,481           --         17,439         7,672             (132)      58,460
  Management compensation --
    special..................    26,808                          --            --               --       26,808
  Intercompany charges.......    (5,919)          --          5,919          (132)             132           --
  Depreciation...............     8,810           --         18,196         3,142             (222)      29,926
  Amortization of
    intangibles..............     4,259           --          7,317           741               --       12,317
  Other......................       (25)          --             18            37               --           30
                               --------     --------       --------       -------         --------     --------
         Total...............   221,047           --        352,406        79,534          (22,473)     630,514
                               --------     --------       --------       -------         --------     --------
OPERATING INCOME (LOSS)......   (14,381)          --         28,319         1,419              113       15,470
OTHER INCOME (EXPENSE)
  Interest expense...........   (35,888)          --             --          (425)              --      (36,313)
  Other income...............       978           --            313           490               (2)       1,779
  Equity in earnings (loss)
    of consolidated
    subsidiaries.............    20,627      (14,363)           164            --           (6,428)          --
                               --------     --------       --------       -------         --------     --------
INCOME (LOSS) BEFORE TAXES...   (28,664)     (14,363)        28,796         1,484           (6,317)     (19,064)
INCOME TAXES (BENEFIT).......   (14,353)          --          7,803         1,850               --       (4,700)
                               --------     --------       --------       -------         --------     --------
NET INCOME (LOSS)............  $(14,311)    $(14,363)      $ 20,993       $  (366)        $ (6,317)    $(14,364)
                               ========     ========       ========       =======         ========     ========

                          EAGLE-PICHER HOLDINGS, INC.

    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                      THREE MONTHS ENDED FEBRUARY 28, 1998
                                  PREDECESSOR

                                                            NON-GUARANTORS
                                               SUBSIDIARY      FOREIGN
                                     ISSUER    GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                     -------   ----------   --------------   ------------   --------
                                                        (IN THOUSANDS OF DOLLARS)
NET SALES
  Customers........................  $61,071    $123,181       $21,590         $    --      $205,842
  Intercompany.....................    3,381       2,421         1,451          (7,253)           --
OPERATING COSTS AND EXPENSES:
  Cost of products sold (exclusive
     of depreciation)..............   48,329     102,771        18,772          (7,076)      162,796
  Selling and administrative.......    9,673       5,167         2,301              --        17,141
  Intercompany charges.............   (2,172)      2,172            --              --            --
  Depreciation.....................    2,823       5,220           940              --         8,983
  Amortization of intangibles......      765       3,064            10              --         3,839
  Management
     compensation -- special.......    2,056          --            --              --         2,056
                                     -------    --------       -------         -------      --------
          Total....................   61,474     118,394        22,023          (7,076)      194,815
                                     -------    --------       -------         -------      --------
OPERATING INCOME (LOSS)............    2,978       7,208         1,018            (177)       11,027
OTHER INCOME (EXPENSE)
  Interest expense.................   (6,844)         --           (96)             --        (6,940)
  Other income (expense)...........      812         333          (325)             --           820
  Equity in earnings (loss) of
     consolidated subsidiaries.....    4,785        (270)           --          (4,515)           --
                                     -------    --------       -------         -------      --------
INCOME (LOSS) BEFORE TAXES.........    1,731       7,271           597          (4,692)        4,907
INCOME TAXES.......................    1,083       2,486           531              --         4,100
                                     -------    --------       -------         -------      --------
NET INCOME (LOSS)..................  $   648    $  4,785       $    66         $(4,692)     $    807
                                     =======    ========       =======         =======      ========

                          EAGLE-PICHER HOLDINGS, INC.

     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)

                      NINE MONTHS ENDED NOVEMBER 30, 1998

                                                  GUARANTORS
                                          ---------------------------   NON-GUARANTORS
                                           EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                               --------   --------------   ----------   --------------   ------------   --------
                                                           (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income (Loss)............  $(14,311)     $(14,363)      $20,993        $  (366)        $(6,317)     $(14,364)
Adjustments to reconcile net
  income (loss) to cash
  provided by (used in)
  operating activities:
  Equity in earnings (loss)
    of consolidated
    subsidiaries.............   (20,627)       14,363          (164)            --           6,428            --
  Depreciation and
    amortization.............    15,135            --        25,513          3,883            (222)       44,309
  Proceeds from insurance
    settlement...............    14,784            --            --             --              --        14,784
  Changes in assets and
    liabilities..............    18,960            --        13,808         (1,263)           (687)       30,818
                               --------      --------       -------        -------         -------      --------
    Net cash provided by
      (used in) operating
      activities.............    13,941            --        60,150          2,254            (798)       75,547
                               --------      --------       -------        -------         -------      --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sale of
    divisions................     7,872            --            --             --              --         7,872
  Capital expenditures.......    (7,793)           --       (10,062)        (8,405)             --       (26,260)
  Other......................    (2,793)           --           (53)         2,188           2,428         1,770
                               --------      --------       -------        -------         -------      --------
    Net cash provided by
      (used in) investing
      activities.............    (2,714)           --       (10,115)        (6,217)          2,428       (16,618)
                               --------      --------       -------        -------         -------      --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Reduction of long-term
    debt.....................    (5,600)           --            --             --              --        (5,600)
  Borrowings (repayments) on
    revolving credit
    agreement................   (59,275)           --            --          2,094              --       (57,181)
  Other......................    (1,435)           --            --             --              --        (1,435)
                               --------      --------       -------        -------         -------      --------
    Net cash provided by
      (used in) financing
      activities.............   (66,310)           --            --          2,094              --       (64,216)
                               --------      --------       -------        -------         -------      --------
Increase (decrease) in cash
  and cash equivalents.......   (55,083)           --        50,035         (1,869)          1,630        (5,287)
Intercompany accounts........    50,432            --       (50,468)         1,481          (1,445)           --
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD........    12,115             1         1,145          5,513             194        18,968
                               --------      --------       -------        -------         -------      --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD..............  $  7,464      $      1       $   712        $ 5,125         $   379      $ 13,681
                               ========      ========       =======        =======         =======      ========

                          EAGLE-PICHER HOLDINGS, INC.

     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)

                    FOR THREE MONTHS ENDED FEBRUARY 28, 1998
                                  PREDECESSOR

                                                 GUARANTORS
                                         ---------------------------   NON-GUARANTORS
                                          EAGLE-PICHER    SUBSIDIARY      FOREIGN
                              ISSUER     HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS     TOTAL
                             ---------   --------------   ----------   --------------   ------------   ---------
                                                          (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income (Loss)..........  $     648     $      --        $4,785        $    66        $  (4,692)    $     807
Adjustments to reconcile
  net income (loss) to cash
  provided by (used in)
  operating activities:
  Equity in earnings (loss)
    of consolidated
    subsidiaries...........     (4,785)           --           270             --            4,515            --
  Depreciation and
    amortization...........      3,588            --         8,284            950               --        12,822
  Changes in assets and
    liabilities, net of
    effect of
    divestitures...........    (16,059)           --        (9,247)         2,019              575       (22,712)
                             ---------     ---------        ------        -------        ---------     ---------
    Net cash provided by
      (used in) operating
      activities...........    (16,608)           --         4,092          3,035              398        (9,083)
                             ---------     ---------        ------        -------        ---------     ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Investment in
    Subsidiary.............         --      (180,005)           --             --          180,005            --
  Capital expenditures.....     (2,300)           --        (1,833)        (1,559)              --        (5,692)
  Other....................       (956)           --            65           (846)             695        (1,042)
                             ---------     ---------        ------        -------        ---------     ---------
    Net cash provided by
      (used in) investing
      activities...........     (3,256)     (180,005)       (1,768)        (2,405)         180,700        (6,734)
                             ---------     ---------        ------        -------        ---------     ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Issuance of long-term
    debt...................    445,000            --            --             --               --       445,000
  Reduction of long-term
    debt...................   (250,000)           --            --             --               --      (250,000)
  Borrowings (repayments)
    on revolving credit
    agreements.............     79,100            --            --           (360)              --        78,740
  Redemption of common
    stock..................   (446,638)           --            --             --               --      (446,638)
  Issuance of common
    stock..................    180,005       100,001            --             --         (180,005)      100,001
  Issuance of preferred
    stock..................         --        80,005            --             --               --        80,005
  Debt issue cost..........    (26,062)           --            --             --               --       (26,062)
                             ---------     ---------        ------        -------        ---------     ---------
    Net cash provided by
      (used in) financing
      activities...........    (18,595)      180,006            --           (360)        (180,005)      (18,954)
                             ---------     ---------        ------        -------        ---------     ---------
Increase (decrease) in cash
  and cash equivalents.....    (38,459)            1         2,324            270            1,093       (34,771)
Intercompany accounts......      1,740            --        (1,740)           899             (899)           --
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD......     48,834            --           561          4,344               --        53,739
                             ---------     ---------        ------        -------        ---------     ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD............  $  12,115     $       1        $1,145        $ 5,513        $     194     $  18,968
                             =========     =========        ======        =======        =========     =========

                          EAGLE-PICHER HOLDINGS, INC.

I. 11 3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE PREFERRED STOCK

     In conjunction with the Acquisition, the Company issued 14,191 shares of 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock. The Preferred Stock had an initial liquidation preference of $5,637.70 per share which accretes during the first five years after issuance at 11 3/4% per annum, compounded semiannually, ultimately reaching $10,000 per share on March 1, 2003. No dividends will accrue prior to March 1, 2003, but will be cumulative at 11 3/4% per annum thereafter. The Preferred Stock is mandatorily redeemable by the Company on March 1, 2008 or earlier under certain circumstances, but may be redeemed at the option of the Company, in whole or in part, at any time after February 28, 2003 at set redemption prices. At that time, the Company may also exchange all of the Preferred Stock for 11 3/4% Exchange Debentures with similar terms. The Company could have redeemed up to 35% of the shares of Preferred Stock outstanding prior to March 1, 2001 at a set redemption price provided certain conditions were met. The Company is also required to offer to purchase the Preferred Stock should there be a change in control of the Company. Holders of Preferred Stock have no voting rights except in certain circumstances. The terms of the Preferred Stock contain covenants similar to the covenants in the Subordinated Notes. The Company is in compliance with these covenants as of November 30, 2000. The Preferred Stock had an estimated fair value of $28,700 at November 30, 2000. The estimated fair value was calculated based on the market price as this is a publicly traded issue.

J. INCOME TAXES

     The following is a summary of the components of income taxes (benefit) from operations:

                                                                                  THREE MONTHS ENDED
                                                              NINE MONTHS ENDED      FEBRUARY 28,
                                                                NOVEMBER 30,             1998
                                         2000     1999              1998             PREDECESSOR
                                        ------   -------      -----------------   ------------------
Current:
  Federal.............................  $1,450   $ 4,300          $  4,600              $  500
  Foreign.............................     900     2,200             1,900                 550
  State and local.....................      60       100               700                 450
                                        ------   -------          --------              ------
                                         2,410     6,600             7,200               1,500
                                        ------   -------          --------              ------
Deferred:
  Federal.............................   4,850    (8,950)          (11,900)              2,300
  Other...............................    (260)     (450)               --                 300
                                        ------   -------          --------              ------
                                         4,590    (9,400)          (11,900)              2,600
                                        ------   -------          --------              ------
                                        $7,000   $(2,800)         $ (4,700)             $4,100
                                        ======   =======          ========              ======

     The sources of income (loss) before income taxes (benefit) are as follows:

                                                                                  THREE MONTHS ENDED
                                                              NINE MONTHS ENDED      FEBRUARY 28,
                                                                NOVEMBER 30,             1998
                                       2000       1999              1998             PREDECESSOR
                                      -------   --------      -----------------   ------------------
United States.......................  $ 5,282   $(18,896)         $(21,822)             $4,328
Foreign.............................    7,328     (1,491)            2,758                 579
                                      -------   --------          --------              ------
                                      $12,610   $(20,387)         $(19,064)             $4,907
                                      =======   ========          ========              ======

                          EAGLE-PICHER HOLDINGS, INC.

     The differences between the total income tax expense from operations and the income tax expense computed using the Federal income tax rate were as follows:

                                                                                  THREE MONTHS ENDED
                                                              NINE MONTHS ENDED      FEBRUARY 28,
                                                                NOVEMBER 30,             1998
                                         2000     1999              1998             PREDECESSOR
                                        ------   -------      -----------------   ------------------
Income tax expense (benefit) at
  Federal statutory rate..............  $4,400   $(7,100)          $(6,700)             $1,700
Foreign taxes rate differential.......  (2,500)    1,300              (200)                300
State and local taxes, net of Federal
  benefit.............................      --       100               500                 600
Non-deductible amortization of
  reorganization value in excess of
  amounts allocable to identifiable
  assets..............................      --        --                --               1,300
Non-deductible amortization and other
  items relating to excess of acquired
  net assets over cost................   5,400     2,300               600                  --
Non-deductible management
  compensation........................      --        --             1,300                  --
Other.................................    (300)      600              (200)                200
                                        ------   -------           -------              ------
Total income tax expense (benefit)....  $7,000   $(2,800)          $(4,700)             $4,100
                                        ======   =======           =======              ======

     Components of deferred tax balances as of November 30 are as follows:

                                                                2000        1999
                                                              --------    --------
Current deferred tax assets attributable to:
  Accrued liabilities.......................................  $ 11,371    $  7,832
  Impaired assets...........................................        --       4,350
  Other.....................................................     1,489       4,483
                                                              --------    --------
     Current deferred tax asset.............................    12,860      16,665
                                                              --------    --------
Noncurrent deferred tax assets (liabilities) attributable
  to:
  Property, plant and equipment.............................   (10,808)     (9,538)
  Prepaid pension...........................................   (17,987)    (15,808)
  Net operating loss carryforwards..........................     1,568       7,063
  Alternative minimum tax credit carryforwards..............    10,319       3,675
  Amortization of intangibles...............................     2,334       1,725
  Other.....................................................     4,296       2,797
                                                              --------    --------
     Net noncurrent deferred tax asset (liability)..........   (10,278)    (10,086)
                                                              --------    --------
     Net deferred tax assets................................  $ (2,582)   $  6,579
                                                              ========    ========

     A tax election to treat the purchase of stock as a purchase of assets ("Election") was made in connection with the acquisition of EPI on February 24, 1998. Accordingly, a deemed final tax return of the Predecessor Company was filed for the tax period ended on the date of the Acquisition. On this tax return, the total purchase price, for tax purposes, was allocated to the assets of EPI and its United States subsidiaries to the extent of each asset's fair market value, and gain was recognized on each asset as if sold at that price. As a result, going forward, the assets were assigned the same value for book and tax purposes as of the date of the Acquisition. The net operating loss carryforward existing at the time of the Acquisition and the deduction resulting from the redemption of the Subordinated Notes were absorbed by the resulting transaction gain or were lost and are not available to the Company. Additionally, tax credit carryforwards existing at the time of the Acquisition were lost as a result of the transaction and are not available to the Company. As of November 30, 2000 the Company has

                          EAGLE-PICHER HOLDINGS, INC.

net operating loss carryforwards of $4,480 and alternative minimum tax credit carryforwards of $10,319 available to offset future taxable income or tax liability, respectively. The net operating loss carryforwards will expire in 2015. The alternative minimum tax credit carryforwards have no expiration date.

     As a result of the Acquisition, tax goodwill was established for the amount by which the purchase price for tax purposes exceeded the fair market value of the assets at the date of the Acquisition. The tax goodwill, the net amount of which was $140,315 at November 30, 2000, is being amortized and deducted over fifteen years, the same period over which the Excess of Acquired Net Assets over Cost is being amortized in the Consolidated Financial Statements. Certain liabilities assumed by the Company in the Acquisition, which are contingent for tax purposes, will result in additional tax goodwill as they are paid. This additional goodwill will also be amortized and deducted over the same period as the Excess of Acquired Net Assets over Cost. The potential additional tax goodwill, resulting from these liabilities, totaled $30,288 at November 30, 2000.

     Based on its history of prior years' operations and its expectations for the future, the Company has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax benefits recorded. Although the Automotive and Machinery Segments are susceptible to economic cycles and recessions, the Technologies and Minerals Segments of the Company consist of certain businesses which are not impacted as significantly by economic downturns.

     The Company paid income taxes (net of refunds received) of $6,300 in 2000, $10,000 in 1999, $5,400 in the nine months ended November 30, 1998 and received refunds (net of taxes paid) of $2,300 in the three months ended February 28, 1998.

K. BASIC AND DILUTED INCOME (LOSS) PER SHARE

     The calculation of net income (loss) per share is based upon the average number of common shares outstanding which was 997,125 for the year ended November 30, 2000, 1,000,000 for the year ended November 30, 1999 and the nine months ended November 30, 1998 and 9,600,071 for the three months ended February 28, 1998. No potential common stock was outstanding during the three year period ended November 30, 2000.

L. MANAGEMENT COMPENSATION -- SPECIAL

     Management compensation expense consisted of the following items:

                                                                                THREE MONTHS ENDED
                                                           NINE MONTHS ENDED       FEBRUARY 28,
                                                             NOVEMBER 30,              1998
                                          2000     1999          1998              PREDECESSOR
                                         ------    ----    -----------------    ------------------
Short Term Sale Program................  $   --    $ --         $ 8,110               $2,020
Management Trust -- Restricted Stock
  Award................................      --     359          12,580                   --
Severance..............................   1,560     197           5,989                   --
Other..................................      --      --             129                   36
                                         ------    ----         -------               ------
       Total...........................  $1,560    $556         $26,808               $2,056
                                         ======    ====         =======               ======

     EPI adopted a Short Term Sale Program ("STSP") pursuant to the terms of which it would make payments to certain members of senior management ("Eligible Individuals"), in connection with a change in control of EPI. The consummation of the Acquisition constituted such a change in control. The STSP provided for a "stay-put" bonus and a sales incentive bonus. The Company provided a total of $4,066 in 1998 in connection with the "stay put" bonus and $6,064 in 1998 for the sales incentive bonus.

                          EAGLE-PICHER HOLDINGS, INC.

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

     EPI entered into employment agreements with six executive officers ("Employment Agreements") which became effective on November 29, 1996 and were amended in August 1997. The purpose of the Employment Agreements was to provide EPI with continuity of management following its emergence from bankruptcy. The Employment Agreements terminated on February 24, 2000. The consummation of the Acquisition did constitute a change of control under the Employment Agreements. Three of the six executive officers of EPI have received severance benefits pursuant to the Employment Agreements and a fourth received benefits substantially equivalent to what he would have received under the Employment Agreements, including $807 in severance and $753 in other benefits. These payments, as well as severance payments to other former officers, aggregated $1,560 in 2000, $197 in 1999 and $5,989 in 1998.

M. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     Substantially all employees of the Company and its subsidiaries are covered by various pension or profit sharing retirement plans, including a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits.

     The Company's funding policy for defined benefit plans is to fund amounts on an actuarial basis to provide for current and future benefits in accordance with the funding guidelines of ERISA. Under the supplemental executive retirement plan, annuities may be purchased by the Company and distributed to participants on an annual basis.

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

                          EAGLE-PICHER HOLDINGS, INC.

     Net periodic pension and postretirement benefit cost included the following components:

                                          PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                  --------------------------------    --------------------------
                                    2000        1999        1998       2000      1999      1998
                                  --------    --------    --------    ------    ------    ------
Service cost -- benefits earned
  during the period.............  $  5,006    $  5,659    $  5,459    $  519    $  546    $  534
Interest cost on projected
  benefit obligations...........    15,662      14,754      14,618     1,191     1,149     1,101
Expected return on plan
  assets........................   (23,831)    (22,834)    (21,959)       --        --        --
Net amortization and deferral...       107          68         (28)       --        --        --
                                  --------    --------    --------    ------    ------    ------
Net periodic cost (income)......    (3,056)     (2,353)     (1,910)   $1,710    $1,695    $1,635
                                                                      ======    ======    ======
Supplemental executive
  retirement plan...............      (260)      1,298       1,314
Other retirement plans..........     1,228       1,125       1,496
                                  --------    --------    --------
     TOTAL COST OF (INCOME FROM)
       PROVIDING RETIREMENT
       BENEFITS.................  $ (2,088)   $     70    $    900
                                  ========    ========    ========

     In addition, in 2000, the Company recognized curtailment gains of $3,168 and $569 due to the reduction in active participants in the Company's pension plans and eligible employees in the Company's postretirement plans, respectively, that resulted primarily from the divestiture of divisions.

     The pension plans' assets consist primarily of listed equity securities and publicly traded notes and bonds. The actual net return on plan assets was 3.7% in 2000, 8.9% in 1999 and 8.6% in 1998.

                          EAGLE-PICHER HOLDINGS, INC.

     The following tables set forth the plans' changes in benefit obligation, plan assets and funded status on the measurement dates, November 30, 2000 and 1999, and amounts recognized in the Company's Consolidated Balance Sheets as of those dates.

                                                    PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                  --------------------    ------------------------
                                                    2000        1999         2000          1999
                                                  --------    --------    ----------    ----------
Change in Benefit Obligations:
Benefit Obligation, beginning of year...........  $213,740    $223,920     $ 16,444      $ 16,959
Service cost....................................     5,006       5,659          519           546
Interest cost...................................    15,663      14,754        1,191         1,149
Amendments......................................     1,096       1,204           --            --
Actuarial (gain)/loss...........................     3,418     (19,268)       1,549          (858)
Divestitures....................................    (3,445)         --         (569)
Plan participant's contributions................        --          --          547           478
Benefits paid...................................   (13,125)    (12,529)      (2,132)       (1,830)
                                                  --------    --------     --------      --------
Benefit obligation, end of year.................   222,353     213,740       17,549        16,444
                                                  --------    --------     --------      --------
Change in Plan Assets:
Fair value of plan assets, beginning of year....   270,592     259,522           --            --
Actual return on plan assets....................     9,943      23,599           --            --
Employer contributions..........................        --          --        1,585         1,352
Plan participants' contributions................        --          --          547           478
Benefits paid...................................   (13,125)    (12,529)      (2,132)       (1,830)
                                                  --------    --------     --------      --------
Fair value of plan assets, end of year..........   267,410     270,592           --            --
                                                  --------    --------     --------      --------
Funded status...................................    45,057      56,852      (17,549)      (16,444)
Unrecognized actuarial (gain)/loss..............     4,485     (12,821)          60        (1,489)
Unrecognized prior service cost.................     1,849       1,136           --            --
                                                  --------    --------     --------      --------
Net prepaid benefit cost (accrued benefit
  liability recognized).........................  $ 51,391    $ 45,167     $(17,489)     $(17,933)
                                                  ========    ========     ========      ========

     Weighted average assumptions as of November 30:

                                                                PENSION       POSTRETIREMENT
                                                                BENEFITS         BENEFITS
                                                              ------------    --------------
                                                              2000    1999    2000     1999
                                                              ----    ----    -----    -----
Discount rate...............................................  7.25%   7.25%   7.25%    7.25%
Expected rate of return on plan assets......................   9.0%    9.0%    N/A      N/A
Rate of compensation increase...............................   4.2%    4.2%    N/A      N/A

     Postretirement benefit costs were estimated assuming retiree health care costs would initially increase at a 7% annual rate which decreases to an ultimate rate of 5.75% for 2004 and remain at that level thereafter. If this annual trend rate would increase by 1%, the accumulated postretirement obligation as of November 30, 2000 would increase by $1,945 with a corresponding increase of $256 in the postretirement benefit expense in 2000. A 1% decrease in this annual trend rate would decrease the accumulated postretirement benefit obligation by $1,597 and the postretirement benefit expense by $205 in 2000.

                          EAGLE-PICHER HOLDINGS, INC.

     The effect of the change in the ultimate health care trend rate was to increase the projected benefit obligation for the other postretirement plans by $263.

     The Company also offers 401(k) savings plans to its employees in the United States. In most cases, the participants may contribute up to 15% of their compensation of which 50% of their contribution up to 6% of their compensation is matched by the Company. The cost of these plans to the Company was $2,047 in 2000, $ 2,250 in 1999 and $2,181 in the twelve months ended November 30, 1998.

     In May 1998, the Company adopted a Stock Appreciation Rights Plan ("SAR Plan") to reward those executives and managers whose individual performance and effort will have a direct impact on achieving the Company's profit and growth objectives. Shares of stock are not actually awarded, however participants are awarded units on which appreciation is calculated based on the Company's equity position. The units vest over five years and are payable any time during the sixth through tenth year following the date of award. The expense for this plan was $640 in the nine months ended November 30, 1998. Expense related to the SAR Plan in 2000 and 1999 was not material.

N. ENVIRONMENTAL AND OTHER LITIGATION CLAIMS

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

  Environmental Matters

     The Company has policies in place to ensure that its operations are conducted in keeping with good corporate citizenship and with a commitment to the protection of the environment. In addition, the Company is subject to extensive and evolving federal, state and local environmental laws and regulations. Compliance with such laws and regulations can be costly. Governmental authorities may enforce these laws and regulations with a variety of enforcement measures, including monetary penalties and remediation requirements.

     The Company is involved in various stages of investigation and remediation related to environmental remediation projects at a number of sites as a result of past and present operations, including currently-owned and formerly-owned plants. Also, the Company has received notice that it may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as a Potentially Responsible Party at a number of sites ("Superfund Sites").

     In June 1996, the Bankruptcy Court approved a settlement agreement among EPI, the Environmental Protection Agency and the United States Department of Interior ("EPA Settlement Agreement"). One of the significant features of the EPA Settlement Agreement is with respect to "Additional Sites." Additional Sites are those Superfund Sites, not owned by the Company, for which the Company's liability allegedly arises as a result of pre-petition waste disposal or recycling. The Company retains all of its defenses, legal or factual, at such sites. However, if the Company is found liable at any Additional Site, or settles any claims for any Additional Sites, the Company is required to pay as if such claims had been resolved in the reorganization under chapter 11 of the bankruptcy code. Thus, EPI's liability at any Additional Sites will be paid at approximately 37% of any amount due. All of the Superfund Sites where the Company is involved as a Potentially Responsible Party are Additional Sites under the EPA Settlement Agreement.

     The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on the Company's experience with environmental remediation matters, the Company has accrued an aggregate amount of $12,570. There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply

                          EAGLE-PICHER HOLDINGS, INC.

with such laws and regulations. Accordingly, future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

     In 2000 and 1998, EPI received $16,000 and $14,784 respectively, from insurance companies in settlement of certain claims relating primarily to environmental remediation. In 1998, the amount was recorded as an offset to the Excess of Acquired Net Assets Over Cost because the claim represented a pre-acquisition contingency.

  Other Litigation Claims

     On January 25, 1996, Richard Darrell Peoples, a former employee of EPI, filed a Qui Tam suit under seal in the United States District Court for the Western District of Missouri (the "Missouri Court"). A Qui Tam suit is a lawsuit brought by a private individual pursuant to federal statue, allegedly on beheld of the U.S. Government. The U.S. Government has declined the opportunity to intervene or take control of this Qui Tam suit. EPI became aware of the suit on October 20, 1997, when it was served on EPI, after it had been unsealed. The suit involves allegations of irregularities in testing procedures in connection with certain U.S. Government contracts. The allegations are similar to allegations made by the former employee, and investigated by outside counsel for EPI, prior to the filing of the Qui Tam suit. Outside counsel's investigation found no evidence to support any of the employee's allegations except for some inconsequential expense account matters. EPI, which believes that the U.S. Government did not incur any expense as a result of those matters, reported to the U.S. Government the employee's allegations and the results of outside counsel's investigations. The employee also initiated a different action against EPI in 1996 for wrongful termination, in which he alleged many of the same acts complained of in the Qui Tam suit. That action was dismissed with prejudice by the Missouri Court in October 1996. On June 16, 1998, the Missouri Court granted EPI's Motion to Dismiss the Qui Tam suit. The Court, however, allowed Mr. Peoples to amend his complaint. Mr. Peoples filed an amended complaint, and EPI's Motion to Dismiss the Amended Complains was denied on January 20, 1999. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this suit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

     On May 8, 1997, Caradon Doors and Windows, Inc. ("Caradon"), filed suit against EPI in the United States District Court for the Northern District of Georgia (the "Georgia Court") alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in an amount not less than $10 million (the "Caradon suit"). The Caradon suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement in amount believed to be in excess of $10 million. In June 1997, EPI filed a Motion with the Bankruptcy Court seeking an order enforcing the Plan and the Confirmation Order against Caradon, and enjoining the Caradon suit from going forward. The Bankruptcy Court in a decision entered on December 24, 1997, held that the Caradon suit did violate the Plan and the Confirmation Order and enjoined Caradon from pursuing the Caradon suit. Caradon appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of Ohio (the "District Court"), and in a decision entered on February 3, 1999, the District Court reversed and remanded the matter back to the Bankruptcy Court. On January 5, 2001, EPI filed a Motion for Summary Judgment on the issue of whether Caradon was afforded notice of the Plan and the Confirmation Hearing, a motion which remains pending before the Bankruptcy Court. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this suit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

O. INDUSTRY SEGMENT INFORMATION

     The Company is a diversified manufacturer serving global markets and many industries. The Company's reportable segments are strategic business units that operate in different industries and are managed separately. The Company changed its method of presenting segment data in 2000 due to changes in the Company's

                          EAGLE-PICHER HOLDINGS, INC.

management structure and how business units report to management. Prior year data have been restated to conform with current presentation.

  Automotive

     The operations in the Automotive Segment provide mechanical and structural parts and raw materials for passenger cars, trucks, vans and sport utility vehicles for the original equipment manufacturers and replacement markets. Resources are concentrated in serving the North American, European and Pacific Rim markets.

     Consolidated sales to the Honda Motor Company were $98,200 in 2000. Consolidated sales to Ford Motor Company amounted to $137,800 in 1999, $121,100 in the nine months ended November 30, 1998 and $39,800 in the three months ended February 28, 1998. Consolidated sales to Ford Motor Company declined to $71,200 in 2000 due to in part its spin-off of Visteon Corporation and the divestitures. Sales to Visteon were $47,000 in 2000. No other customer accounted for 10% or more of consolidated sales.

  Technologies

     The operations in the Technologies Segment produce special purpose batteries and components, high-purity specialty material compounds and rare metals, industrial chemicals, bulk pharmaceuticals and super-clean containers, which meet strict EPA protocols, for environmental sampling. It serves the commercial aerospace, nuclear, telecommunication electronics and other industrial markets globally. Some of these products are also used in defense applications.

  Machinery

     The operations in the Machinery Segment produce construction equipment for the construction industry in the United States and material handling equipment.

  Minerals

     The Minerals Segment mines and refines diatomaceous earth products, which are used in high purity filtration applications, primarily by the food and beverage industry globally. These products are also used as industrial absorbents.

     Sales between segments were not material.

     United States net sales include export sales to non-affiliated customers of $77,300 in 2000, $89,600 in 1999, $70,800 in the nine months ended November 30,
1998 and $23,600 in the three months ended February 28, 1998.

                          EAGLE-PICHER HOLDINGS, INC.

     The Company's foreign operations are located primarily in Europe and also in Mexico. Intercompany transactions with foreign operations are made at established transfer prices. Information regarding the Company's domestic and foreign sales, operating income and identifiable assets follows:

                                                                        TRANSFER SALES/
                                           UNITED STATES    FOREIGN      ELIMINATIONS      CONSOLIDATED
                                           -------------    --------    ---------------    ------------
YEAR ENDED NOVEMBER 30, 2000
SALES....................................    $763,817       $112,409       $(38,646)         $837,580
                                             ========       ========       ========          ========
INCOME (LOSS) BEFORE TAXES...............    $  5,265       $  7,277       $     68          $ 12,610
                                             ========       ========       ========          ========
IDENTIFIABLE ASSETS......................    $751,145       $ 91,253       $ 67,036          $775,362
                                             ========       ========       ========          ========

Year Ended November 30, 1999
Sales....................................    $825,670       $125,939       $(38,348)         $913,261
                                             ========       ========       ========          ========
Income (loss) before taxes...............    $(22,557)      $(16,110)      $ 18,280          $(20,387)
                                             ========       ========       ========          ========
Identifiable assets......................    $788,259       $ 83,694       $(29,953)         $842,000
                                             ========       ========       ========          ========

Nine Months Ended November 30, 1998
Sales....................................    $586,647       $ 80,953       $(21,616)         $645,984
                                             ========       ========       ========          ========
Income (loss) before taxes...............    $(21,025)      $  1,484       $    477          $(19,064)
                                             ========       ========       ========          ========
Identifiable assets......................    $764,975       $ 96,359       $(45,007)         $816,327
                                             ========       ========       ========          ========
-------------------------------------------------------------------------------------------------------

Three Months Ended February 28, 1998
Predecessor
Sales....................................    $188,349       $ 23,041       $ (5,548)         $205,842
                                             ========       ========       ========          ========
Income (loss) before taxes...............    $  4,553       $    597       $   (243)         $  4,907
                                             ========       ========       ========          ========
Identifiable assets......................         N/A            N/A            N/A               N/A
                                             ========       ========       ========          ========

SEGMENT INFORMATION
RESTATED TO CONFORM TO 2000 PRESENTATION

                                                                                       3 MONTHS
                                                                                         ENDED
                                                                          9 MONTHS     FEB. 28,
                                                                           ENDED         1998
                                                                          NOV. 30,    -----------
                                                       2000      1999       1998      PREDECESSOR
                                                      ------    ------    --------    -----------
                                                               (IN MILLIONS OF DOLLARS)
Sales
  Automotive........................................  $456.4    $433.8     $242.8       $ 76.1
  Technologies                                         191.4    198.5..     155.1         54.7
  Machinery.........................................    82.6      90.3       86.5         22.6
  Minerals..........................................    65.1      61.7       49.8         15.7
  Divested Divisions................................    42.8     130.0      112.6         37.1
  Corporate/Intersegment............................     (.7)     (1.0)       (.8)         (.4)
                                                      ------    ------     ------       ------
                                                      $837.6    $913.3     $646.0       $205.8
                                                      ======    ======     ======       ======

                          EAGLE-PICHER HOLDINGS, INC.

                                                                                       3 MONTHS
                                                                                         ENDED
                                                                          9 MONTHS     FEB. 28,
                                                                           ENDED         1998
                                                                          NOV. 30,    -----------
                                                       2000      1999       1998      PREDECESSOR
                                                      ------    ------    --------    -----------
                                                               (IN MILLIONS OF DOLLARS)
Depreciation and Amortization
  Automotive........................................  $ 34.7    $ 32.7     $ 18.2       $  5.6
  Technologies......................................    14.4      13.4       10.3          3.0
  Machinery.........................................     4.7       4.5        2.9           .8
  Minerals..........................................     5.7       6.4        4.6          1.8
  Divested Divisions................................     2.4       8.0        6.0          1.5
  Corporate/Intersegment............................      .2        .2         .2           .1
                                                      ------    ------     ------       ------
                                                      $ 62.1    $ 65.2     $ 42.2       $ 12.8
                                                      ======    ======     ======       ======
Interest Expense
  Automotive........................................  $ 18.8    $ 17.1     $ 11.4       $  2.0
  Technologies......................................    13.9      11.6        9.4          1.3
  Machinery.........................................     3.4       3.6        2.9           .6
  Minerals..........................................     3.3       3.3        2.7           .6
  Divested Divisions................................     2.1       5.0        4.6           .9
  Corporate/Intersegment............................     5.9       8.5        5.3          1.5
                                                      ------    ------     ------       ------
                                                      $ 47.4    $ 49.1     $ 36.3       $  6.9
                                                      ======    ======     ======       ======
Pre-tax Income
  Automotive........................................  $  7.4    $ 10.9     $  5.9       $  3.2
  Technologies......................................     (.4)     11.7        4.4          2.3
  Machinery.........................................    (8.7)     (9.9)       3.1           .2
  Minerals..........................................      .3      (4.1)        .7           --
  Divested Divisions................................    (1.1)    (27.1)      (2.6)          .8
  Corporate/Intersegment............................    15.1      (l.9)     (30.6)        (1.6)
                                                      ------    ------     ------       ------
                                                      $ 12.6    $(20.4)    $(19.1)      $  4.9
                                                      ======    ======     ======       ======
Capital Expenditures
  Automotive........................................  $ 34.2    $ 26.7     $  7.7       $  1.7
  Technologies......................................     3.3       6.3        2.5           .1
  Machinery.........................................      .6       2.6        8.1          1.1
  Minerals..........................................     2.1       2.8        1.5           .4
  Divested Divisions................................     1.4       8.4        6.4          2.2
  Corporate/Intersegment............................      .3        .2         .1           .2
                                                      ------    ------     ------       ------
                                                      $ 41.9    $ 47.0     $ 26.3       $  5.7
                                                      ======    ======     ======       ======
Identifiable Assets
  Automotive........................................  $350.6    $350.1     $267.0          N/A
  Technologies......................................   222.7     210.3      209.4          N/A
  Machinery.........................................    51.8      58.1       68.8          N/A
  Minerals..........................................    54.8      58.4       61.1          N/A
  Divested Divisions................................      --      64.2       96.3          N/A
  Corporate/Intersegment............................    95.5     100.9      113.7          N/A
                                                      ------    ------     ------       ------
                                                      $775.4    $842.0     $816.3          N/A
                                                      ======    ======     ======       ======

                              REPORT OF MANAGEMENT

     The Company's management is responsible for the preparation and presentation of the consolidated financial statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and as such include amounts based on judgements and estimates made by management.

     The Company's system of internal accounting controls is designed to provide reasonable assurance at reasonable cost that assets are safeguarded from loss or unauthorized use, and that the financial records may be relied upon for the preparation of the consolidated financial statements.

     The consolidated financial statements have been audited by our independent auditors, Deloitte and Touche LLP. Their audit is conducted in accordance with auditing standards generally accepted in the United States of America and provides an independent assessment as to the fair presentation, in all material respects, of the Company's consolidated financial statements.

     The Audit Committee of the Board of Directors meets periodically with management and the independent auditors to review internal accounting controls and the quality of financial reporting. Financial management and the independent auditors have full and free access to the Audit Committee.

/s/ Andries Ruijssenaars
Andries Ruijssenaars
President and Chief Executive Officer

/s/ Philip F. Schultz
Philip F. Schultz
Senior Vice President and
Chief Financial Officer

Cincinnati, Ohio
February 14, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Eagle-Picher Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Eagle-Picher Holdings, Inc. and subsidiaries as of November 30, 2000 and 1999, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for the years then ended and for the nine-month period ended November 30, 1998 (Successor Company operations). In addition, we have audited the accompanying consolidated statements of income (loss), shareholders' equity, and cash flows of Eagle-Picher Industries, Inc. and subsidiaries for the three-month period ended February 28, 1998 (Predecessor Company operations under fresh-start accounting). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor Company as of November 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the nine-month period ended November 30, 1998, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements under fresh-start accounting referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the three-month period ended February 28, 1998, in conformity with accounting principles generally accepted in the United States of America.

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

Cincinnati, Ohio
February 14, 2001

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

                NAME                  AGE                            POSITION
                ----                  ---                            --------
Joel P. Wyler.......................  51    Director, Chairman of the Board
Daniel C. Wyler.....................  49    Director
Dr. Wendelin Wiedeking..............  48    Director
Andries Ruijssenaars................  58    Director, President and Chief Executive Officer
Philip F. Schultz...................  43    Senior Vice President and Chief Financial Officer
Michael E. Aslanian.................  46    Senior Vice President -- Operations
David G. Krall......................  39    Senior Vice President, General Counsel and Secretary

     Mr. Joel P. Wyler has been a Director of the Company and Chairman of its Board since the Company was formed in December 1997. He also has been a Director and Chairman of the Board of EPI since the Acquisition. Mr. Wyler has been the Chairman of the Board of Directors of Granaria Holdings B.V. since 1982.

     Mr. Daniel C. Wyler was appointed as a Director of the Company and EPI in January 1999. He has been the Chief Executive Officer of Granaria Holdings B.V. since 1989.

     Dr. Wiedeking was appointed as a Director of the Company and EPI in January 1999. He has been the Chairman of the Board of Porsche AG since 1993 where he is also President and Chief Executive Officer.

     Mr. Ruijssenaars has been President and Chief Executive Officer and a Director of the Company since the Acquisition and has been President and a Director of EPI since 1994. Upon consummation of the Acquisition, he also became EPI's Chief Executive Officer. He was Senior Vice President of EPI from 1989 until December 1994. Mr. Ruijssenaars was first employed by EPI in 1980 as General Manager of Eagle-Picher Industries GmbH in Ohringen, Germany, and has also served as Executive Vice President and then President of EPI's former Ohio Rubber Company Division. In December 2000, Mr. Ruijssenaars tendered his resignation as President and Chief Executive Officer effective June 30, 2001. The Company has engaged a management search firm to assist in its efforts to find a successor to Mr. Ruijssenaars.

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

     Mr. Aslanian has been Senior Vice President-Operations since November 2000. Mr. Aslanian had been Group Vice President of the Company since September 1998. From 1994 until September 1998, he was Division President of EPI's Hillsdale Tool & Manufacturing Co. Division. Mr. Aslanian joined EPI in 1974 with EPI's former Fabricon Automotive Division where he was Production Manager, Plant Manager, and ultimately in 1989 Division Manager of the then newly-formed Trim Division. In 1990, he moved to EPI's Hillsdale Tool & Manufacturing Co. as Vice President of Manufacturing and became President there in 1994.

     Mr. Krall has been Senior Vice President, General Counsel and Secretary since November 2000. He had been Vice President, General Counsel and Secretary since he joined the Company in June 1998. Prior to coming to the Company, he had been with Taft, Stettinius & Hollister LLP, a legal firm based in Cincinnati, Ohio since 1986 and had been a partner there since 1995.

     Mr. Joel P. Wyler and Mr. Daniel C. Wyler are brothers.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following Summary Compensation Table sets forth the compensation for the fiscal years indicated of (i) Mr. Ruijssenaars, the Company's Chief Executive Officer, (ii) the Company's other four most highly compensated executive officers during fiscal 2000, and (iii) one additional individual who was among the Company's most highly compensated executive officers, but was not serving as an executive officer of the Company at the end of fiscal 2000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                                    ANNUAL COMPENSATION            COMPENSATION
                                           -------------------------------------   ------------
                                                                       OTHER        RESTRICTED
                                 FISCAL                                ANNUAL         STOCK        ALL OTHER
                                  YEAR                              COMPENSATION     AWARD(S)     COMPENSATION
 NAME AND PRINCIPAL POSITION     ENDED     SALARY($)    BONUS($)       ($)(1)         ($)(2)         ($)(3)
 ---------------------------    --------   ----------   ---------   ------------   ------------   ------------
Andries Ruijssenaars(4).......  11/30/00    575,000           --       179,528             --        465,125
  President and Chief
    Executive                   11/30/99    575,000           --       448,812             --        697,814
  Officer                       11/30/98    575,000      380,000     1,818,286      1,705,500      1,411,852
Michael E. Aslanian...........  11/30/00    290,000           --        50,543             --        152,350
  Senior Vice President --      11/30/99    280,000      130,000        34,108             --         87,005
  Operations                    11/30/98    211,750      130,000       312,540        337,500        269,584
Philip F. Schultz(5)..........  11/30/00    265,000           --            --             --            903
  Senior Vice President and     11/30/99     34,144       39,375       192,664        220,588             --
  Chief Financial Officer
Carroll D. Curless(6).........  11/30/00    270,000       75,000        76,861             --        211,471
  Vice President and
    Controller                  11/30/99    260,000       75,000       144,410             --        236,904
                                11/30/98    250,000      130,000       321,332        284,250        488,229
David G. Krall(7).............  11/30/00    200,000           --            --             --          5,466
  Senior Vice President,        11/30/99    185,000       75,000            --             --          3,057
  General Counsel and
    Secretary                   11/30/98     85,000       65,000        62,582         67,500            132
Wayne R. Wickens(8)...........  11/30/00    209,192           --       444,554             --      1,471,606
  Senior Vice President         11/30/99    370,000       75,000       182,717             --        335,019
                                11/30/98    360,000      150,000       606,154        568,500        807,044

---------------

(1) This column includes nothing for perquisites since in no case did perquisites exceed the reporting thresholds (the lesser of 10% of salary plus bonus or $50,000). For each fiscal year, the column is comprised of amounts for the payment of taxes on purchases of annuities under the Company's Supplemental Executive Retirement Plan (the "SERP") for participating Named Executive Officers. For fiscal 1998, the column also includes amounts for the payment of taxes on shares awarded under the Company's Incentive Stock Plan (described below), except for Mr. Schultz whose taxes for shares awarded are reflected in fiscal 1999.

(2) The amounts in this column represent the dollar values at the times of grant of restricted stock awards of shares of the Company's Class A Common Stock under the Incentive Stock Plan. Shares awarded during fiscal 1998 were originally subject to vesting over time but, pursuant to an amendment to the Incentive Stock Plan, all of the awards were fully vested on or before November 19, 1998. Shares awarded to Mr. Schultz during fiscal 1999 were immediately vested. Dividends, if any are declared, are payable on the restricted stock. The Company, however, has no obligation to declare dividends and, pursuant to the terms of the Company's Preferred Stock, certain restrictions exist on the Company's ability to declare dividends on the Class A Common Stock. The amounts shown comprise the entire restricted stock holdings of each Named Executive Officer and represent the following numbers of shares as of November 30, 2000: Mr. Ruijssenaars, 30,000 shares; Mr. Aslanian, 6,250 shares; Mr. Schultz, 1,250 shares; Mr. Curless, 5,000 shares; and Mr. Krall, 1,250 shares. At the time of his termination, Mr. Wickens held 10,000 shares which the Company repurchased, in accordance with the terms of the Incentive Stock Plan, for $2,061,900. Shares of Class A Common Stock are valued at any point during a fiscal year based upon a formula which considers, among other things, the Company's EBITDA and debt levels at the end of the preceding year. Therefore, the values of the shares held for the duration of the fiscal year beginning December 1, 2000 and which are based on the Company's EBITDA and debt levels at fiscal year end November 30, 2000 are: for Mr. Ruijssenaars, $4,685,400; for Mr. Aslanian, $976,125; for Mr. Schultz, $195,225; for Mr. Curless, $780,900; and for Mr. Krall, $195,225.

(3) For fiscal 2000 this column includes the following amounts:

                                               CONTRIBUTIONS TO     VALUE OF      AMOUNTS PAID
                             COST OF ANNUITY     EAGLE-PICHER      PAID LIFE       PURSUANT TO      SEVERANCE
                               UNDER SERP      SALARIED 401(K)     INSURANCE     SHORT-TERM SALE    PAYMENTS/
    NAMED EXECUTIVE OFFICER        ($)             PLAN ($)       PREMIUMS ($)     PROGRAM ($)     BENEFITS ($)   TOTAL ($)
    -----------------------  ---------------   ----------------   ------------   ---------------   ------------   ---------
    Andries Ruijssenaars...      196,343            5,250            1,032           262,500                        465,125
    Michael E. Aslanian...        56,740            5,250              360            90,000                        152,350
    Philip F. Schultz.....            --              663              240                --                            903
    Carroll D. Curless....        84,907            5,250            1,314           120,000                        211,471
    David G. Krall........            --            5,250              216                --                          5,466
    Wayne R. Wickens......       497,793            4,625               24           162,500         806,664      1,471,606

    Additionally, in fiscal 2000, Mr. Aslanian was paid $37,390 in connection with a relocation.

(4) Mr. Ruijssenaars' employment with the Company will terminate on June 30, 2001 (see "Employment Agreements; Severance").

(5) Mr. Schultz was first employed by the Company on October 15, 1999.

(6) Mr. Curless retired from the Company effective December 31, 2000.

(7) Mr. Krall was first employed by the Company on June 1, 1998.

(8) Mr. Wickens' employment with the Company ended on May 31, 2000.

RETIREMENT BENEFITS

     The following table shows the estimated total combined annual benefits payable to the Named Executive Officers upon retirement at age 62 under Social Security, the Salaried Plan and the SERP, computed on the basis of a straight-life annuity:

                               PENSION PLAN TABLE

                                                                YEARS OF SERVICE
                                                    -----------------------------------------
REMUNERATION                                           10         15         20        25+
------------                                        --------   --------   --------   --------
 $  250,000  .....................................  $ 60,000   $ 90,000   $120,000   $150,000
    300,000  .....................................    72,000    108,000    144,000    180,000
    350,000  .....................................    84,000    126,000    168,000    210,000
    400,000  .....................................    96,000    144,000    192,000    240,000
    450,000  .....................................   108,000    162,000    216,000    270,000
    500,000  .....................................   120,000    180,000    240,000    300,000
    550,000  .....................................   132,000    198,000    264,000    330,000
    600,000  .....................................   144,000    216,000    288,000    360,000
    650,000  .....................................   156,000    234,000    312,000    390,000
    700,000  .....................................   168,000    252,000    336,000    420,000
    750,000  .....................................   180,000    270,000    360,000    450,000
    800,000  .....................................   192,000    288,000    384,000    480,000
    850,000  .....................................   204,000    306,000    408,000    510,000
    900,000  .....................................   216,000    324,000    432,000    540,000
    950,000  .....................................   228,000    342,000    456,000    570,000
  1,000,000  .....................................   240,000    360,000    480,000    600,000
  1,050,000  .....................................   252,000    378,000    504,000    630,000
  1,100,000  .....................................   264,000    396,000    528,000    660,000
 $1,150,000  .....................................  $276,000   $414,000   $552,000   $690,000

     The Eagle-Picher Salaried Plan (the "Salaried Plan" and, together with the SERP, the "Retirement Plans") is a non-contributory defined benefit pension plan in which the Named Executive Officers are participants. The SERP, in which the Named Executive Officers are also participants, provides retirement benefits in addition to the benefits available under the Salaried Plan. The Retirement Plans provide benefits after retirement based on the highest average monthly compensation during five consecutive years of the last ten years preceding retirement. For purposes of the Retirement Plans, compensation includes base salary, bonuses, commissions and severance payments. These payments are reported in the Summary Compensation Table. Payments pursuant to the Short Term Sale Program (discussed below) are not included in compensation for purposes of the Retirement Plans.

     The estimated credited years of service for the Named Executive Officers at age 62 will be:

Andries Ruijssenaars........................................   24
Michael E. Aslanian.........................................   41
Philip F. Schultz...........................................   19
Carroll D. Curless..........................................   36(A)
David G. Krall..............................................   25
Wayne R. Wickens............................................   24(A)

     --------------------

     (A) Represents final credited years of service for purposes of calculating benefits under the Retirement Plans for Mr. Curless and Mr. Wickens.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive an annual retainer of $50,000, payable quarterly, with no additional fees for attendance or committee membership, except for Dr. Wendelin Wiedeking who was issued 2,500 shares of Class A Common Stock in the Company in lieu of directors' fees. Directors who are also employees of the Company receive no fees for their services as Directors.

     The Company has an Incentive Stock Plan for Outside Directors. Under the Plan, nonemployee directors of the Company who also are directors of EPI may be awarded shares of the Company's Class A Common Stock in lieu of directors' fees. The right to receive the shares is conditioned on the participant's execution of a shareholders' agreement which, among other things, governs the transferability of the shares, and a voting trust agreement under which the shares are held of record and voted by Granaria Holdings B.V. In connection with his becoming a director, Dr. Wendelin Wiedeking was awarded 2,500 shares as of April 12, 1999. All or a portion of the shares will be forfeited, in accordance with a declining scale of 20% per year, if Dr. Wiedeking leaves either Board prior to April 12, 2004. The forfeiture provisions terminate in the event of Dr. Wiedeking's death or incapacity or if a change of control occurs or an initial public offering is made. If Dr. Wiedeking is involuntarily removed from the Boards, other than for cause, EPI will reimburse him for his tax liability relating to any forfeited shares.

     Joel P. Wyler and Daniel C. Wyler, as named Directors of the Company and EPI, provide services on behalf of and pursuant to their employment by Granaria Holdings B.V. All directors' fees due as a result of their services as named Directors are paid to Granaria Holdings B.V.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 2000 the Compensation Committee of the Board of Directors of the Company was comprised of Joel P. Wyler, Chairman of Granaria Holdings B.V. and Chairman of the Company and EPI, Daniel C. Wyler, CEO of Granaria Holdings B.V., Dr. Wendelin Wiedeking, Chairman, President and CEO of Porsche AG and Andries Ruijssenaars, President and Chief Executive Officer of the Company and EPI.

EMPLOYMENT AGREEMENTS; SEVERANCE

     EPI had employment agreements, which became effective on November 29, 1996 and expired on February 24, 2000, with Messrs. Ruijssenaars, Wickens and Curless. The employment agreements provided for base annual salaries and for salary increases and bonuses, as determined from time to time by the Board of Directors of EPI. In addition, the employment agreements provided that each officer would participate in EPI's employee and executive benefit and short and long-term incentive plans as in effect from time to time.

     Effective November 18, 1996, EPI adopted the Eagle-Picher Industries, Inc. Officer Severance Plan (the "Severance Plan") covering all officers of EPI other than those with employment agreements referenced above. Each of Messrs. Aslanian, Schultz and Krall is and has been a participant in the Severance Plan; Mr. Ruijssenaars became a participant following the expiration of his employment agreement. Both Messrs. Curless and Wickens, following the expiration of their employment agreements, were participants in the Severance Plan until their respective employment with EPI ended.

     Under the terms of the Severance Plan, if a participant is terminated by EPI other than for cause, he is entitled to:

     (a) a "supplemental severance" benefit equal to one year's base pay (at the then-current base salary),

     (b) a "base severance" benefit equal to one week's pay for each completed year of service with EPI, and

     (c) continued group medical and group life insurance benefits for the same period as set forth in (b).

Benefits will not be paid if a participant voluntarily leaves the employ of EPI or remains employed by EPI following a change of control. If a participant is employed by another company while receiving benefits under this Plan, the base severance benefit will be reduced by all wages received from the new employer. Similarly, continued insurance benefits will be discontinued if comparable benefits are offered by the new employer.

     On December 20, 2000, Mr. Ruijssenaars gave notice of termination of his employment effective June 30, 2001. This notice of termination was given by Mr. Ruijssenaars under the terms of an Executive Employment Agreement with EPI dated November 7, 2000. The Company and Mr. Ruijssenaars are currently negotiating a severance arrangement. It is anticipated that Mr. Ruijssenaars will receive a lump sum payment approximately equal to three times his base salary. The Company has engaged a management search firm to assist in its efforts to find a successor to Mr. Ruijssenaars.

     In connection with his termination of employment on May 31, 2000, Mr. Wickens entered into a severance agreement with EPI. Under this agreement, in addition to "supplemental severance" and "base severance" benefits totaling $543,141 provided by the Severance Plan, Mr. Wickens received continued group medical coverage for a period of 18 months beyond that provided under part (c) above, outplacement services, title to his company car, a lump sum payment of $244,000 (not deemed severance for purposes of the Retirement Plans) and other miscellaneous benefits. He also received a payment of $696,780, including tax gross-up, for calendar year 2000 SERP benefits in lieu of adding those benefits to amounts to which he will be entitled under the Retirement Plans. In accordance with the terms of the Incentive Stock Plan, EPI repurchased the shares of Class A Common Stock awarded to Mr. Wickens under that plan for $206.19 per share.

SHORT TERM SALE PROGRAM

     Prior to the Acquisition, EPI adopted a Short Term Sale Program (the "STSP") pursuant to which EPI was obligated to make payments to certain members of senior management (the "eligible individuals") in connection with the consummation of the Acquisition. The STSP provided for (i) a stay-put bonus equal to an eligible individual's fiscal 1997 base salary ("Stay-Put") and (ii) a sales incentive bonus based on a multiple (ranging from 50% to 200%) of an eligible individual's fiscal 1997 base salary ("Sales Incentive").

     The Stay-Put bonus was payable in two equal parts: the first was paid shortly after the Acquisition, and the second was payable shortly following the second anniversary of the Acquisition, provided that the individual remained employed by EPI. The second Stay-Put paid to each of the Named Executive Officers during fiscal 2000 is shown in footnote 3 to the Summary Compensation Table. All Sales Incentive bonus payments were completed in 1999. Mr. Schultz and Mr. Krall were not participants in the STSP.

INCENTIVE STOCK PLAN

     EPI has an Incentive Stock Plan pursuant to which restricted shares of the Company's Class A Common Stock have been and may be allocated to members of EPI's senior management. The right to receive the shares is conditioned on the participant's execution of a shareholders' agreement which, among other things, governs the transferability of the shares, and a voting trust agreement under which the shares are held of record and voted by Granaria Holdings B.V. However, shares awarded are beneficially owned by the recipient and generally are immediately vested. Under the terms of the Plan, EPI is obligated to reimburse Plan participants for any tax obligations associated with their receipt of the shares.

     The shareholders' agreement also gives participants the right to require EPI to purchase such participants' shares on, or for certain senior officers, within a five-year period following, termination of employment at a formula price. Such purchase would constitute a "Restricted Payment" as such term is defined in the Indenture (the "Indenture") for EPI's 9 3/8% Senior Subordinated Notes (the "Notes") and the terms of the Company's 11 3/4% Series B Cumulative Redeemable Exchangeable Preferred Stock (the "Preferred Stock"). Among the terms of the Indenture and the Preferred Stock, Restricted Payments cannot exceed 50% of the Company's cumulative consolidated net income from March 1, 1998 (plus the proceeds of certain securities issuances). The Company currently has a cumulative consolidated net loss since March 1, 1998. There is an exception from the limitations on Restricted Payments permitting the purchase of up to $5 million of Company common stock held by current or former directors, officers or employees. As of the date hereof, approximately $3.8 million of this exception has been used, leaving the Company the ability to purchase an additional $1.2 million of common stock. Former employees or current employees who have given notice of termination of employment hold in the aggregate common stock subject to put options exercisable in fiscal year 2001 with a total price of $5.1 million at the formula valuation in effect for fiscal year 2001. If such persons were to exercise their put options, the Company would be required to seek a waiver from holders of the Notes and the Preferred Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock as of February 23, 2001, by each person known by the Company to own beneficially 5% or more of the Class A Common Stock, the Company's only voting security.

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
  Lange Voorhout 16
  P.O. Box 233
  2501 CE The Hague
  The Netherlands(2),(3),(4)

     Granaria Holdings B.V. has informed the Company that it may attempt to purchase some or all of the outstanding shares of 11 3/4% Series B Cumulative Exchangeable Preferred Stock of the Company. Certain members of management of the Company may be offered the opportunity to participate in such a transaction.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information as of February 23, 2001, regarding the ownership of the Company's Class A Common Stock, the Company's only voting security and the only equity security held by the Company's directors or executive officers. All shares are subject both to a Voting Trust Agreement that allows all of the shares owned by the Company's management to be voted by Granaria Holdings B.V. and to a Shareholders Agreement that restricts their disposition.

                                                                 SHARES BENEFICIALLY OWNED
                                                              --------------------------------
                                                                NUMBER OF       PERCENTAGE OF
                            NAME                              CLASS A SHARES    CLASS A SHARES
                            ----                              --------------    --------------
Joel P. Wyler(2),(3),(4),(5)................................     625,001            100.0%
Daniel C. Wyler(2),(3),(4)..................................     619,501             99.1%
Andries Ruijssenaars(5).....................................      35,500              5.7%
David G. Krall(5)...........................................       6,750              1.1%
Michael E. Aslanian.........................................       6,250              1.0%
Carroll D. Curless..........................................       5,000                *
Dr. Wendelin Wiedeking......................................       2,500                *
Philip F. Schultz...........................................       1,250                *
All directors and executive officers as a group (seven
  persons)..................................................     625,001            100.0%

---------------

(*) Less than 1.0%.

(1) Granaria Holdings B.V. is 100% owned by Wijler Holding B.V., a Dutch Antilles company, 50.1% of which is owned by Joel P. Wyler and 49.9% of which is owned by Daniel C. Wyler.

(2) Includes 525,001 shares held by Granaria Industries B.V., which is majority owned by Granaria Holdings B.V.

(3) Includes 83,500 shares held by Granaria Holdings B.V. as voting trustee either for certain members of management or for the Company.

(4) Includes 11,000 shares held by Granaria Holdings B.V.

(5) Includes 5,500 shares held by the E-P Management Trust, of which Messrs. Joel P. Wyler, Andries Ruijssenaars and David Krall are trustees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     The Company has an advisory and consulting agreement with Granaria Holdings B.V. ("Granaria Holdings") pursuant to which the Company has paid Granaria Holdings an annual management fee of $1.75 million annually plus out-of-pocket expenses. Fees and expenses relating to these services amounted to $2.1 million in 2000. At November 30, 2000, $.5 million relating to these fees and expenses is due Granaria Holdings. Granaria Holdings waived this fee for the first quarter of fiscal year 2001.

     EPI adopted a Short Term Sale Program ("STSP") prior to the Acquisition which provided for payments to the executive officers and members of senior management in the event of a change of control. The Acquisition constituted such a change of control. (See Executive Compensation -- Short Term Sale Program.) The Company recorded an expense of $10.1 million in the year ended November 30, 1998 in connection with the STSP. With payments in 2000 of approximately $1.5 million, the Company has satisfied all obligations under the STSP.

     In 1998, the Company paid $10.0 million to the Eagle-Picher Management Trust ("E-P Management Trust") for the benefit of certain executive officers of the Company. The $10.0 million payment was effectively used to acquire certain restricted stock of Granaria Industries B.V. which was later exchanged for common stock of the Company. Certain of the shares of the Company held by the E-P Management Trust have been allocated to certain members of senior management of the Company. The Company also reimbursed the holders of the shares for their tax obligations associated with receipt of such shares. (See Executive Compensation -- Incentive Stock Plan.) The Company has recorded compensation expense of $.0 million in 2000 for the restricted shares and related tax reimbursements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)1.         All Financial Statements:
                --   Financial Statements -- Included in Item 8 in this Report
                --   Independent Auditors' Report -- Included in Item 8 in this
                     Report
     2.         Financial Statement Schedules
                --   None
     3.         Exhibits (numbers keyed to Item 601, Regulation S-K)
     2.1        --   Third Amended Plan of Reorganization of Eagle-Picher
                     Industries, Inc. ("EPI")(1)
     2.2        --   Exhibits to Third Amended Plan of Reorganization of EPI(1)
     3.1        --   Articles of Incorporation of EPI, as amended(1)
     3.2        --   Regulations of EPI(1)
     3.3        --   Amended and Restated Certificate of Incorporation of
                     Eagle-Picher Holdings, Inc. (the "Company")(1)
     3.4        --   Bylaws of the Company(1)
     3.5        --   Articles of Incorporation of Daisy Parts, Inc.(2)
     3.6        --   Bylaws of Daisy Parts, Inc.(2)
     3.7        --   Certificate of Incorporation of Eagle-Picher Development
                     Company, Inc.(2)
     3.8        --   Bylaws of Eagle-Picher Development Company, Inc.(2)
     3.9        --   Certificate of Incorporation of Eagle-Picher Far East,
                     Inc.(2)
     3.10       --   Bylaws of Eagle-Picher Far East, Inc.(2)
     3.11       --   Articles of Incorporation of Eagle-Picher Fluid Systems,
                     Inc.(2)
     3.12       --   Bylaws of Eagle-Picher Fluid Systems, Inc.(2)
     3.13       --   Articles of Incorporation of Eagle-Picher Minerals, Inc.(2)
     3.14       --   Bylaws of Eagle-Picher Minerals, Inc.(2)
     3.15       --   Certificate of Formation of Eagle-Picher Technologies,
                     LLC(2)
     3.16       --   Operating Agreement of Eagle-Picher Technologies, LLC(2)
     3.16a      --   Amended and Restated Limited Liability Company Agreement of
                     Eagle-Picher Technologies, LLC(3)
     3.17       --   Articles of Incorporation of Hillsdale Tool & Manufacturing
                     Co.(2)
     3.18       --   Bylaws of Hillsdale Tool & Manufacturing Co.(2)
     3.19       --   Restated Articles of Incorporation of EPMR Corporation
                     (f/k/a Michigan Automotive Research Corporation)(8)
     3.20       --   Bylaws of EPMR Corporation (f/k/a Michigan Automotive
                     Research Corporation)(8)
     4.1        --   Indenture, dated as of February 24, 1998, between EPI, the
                     Company as a Guarantor, subsidiary guarantors (Daisy Parts,
                     Inc. Eagle-Picher Development Company, Inc., Eagle-Picher
                     Far East, Inc., Eagle-Picher Fluid Systems, Inc.,
                     Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC,
                     Hillsdale Tool & Manufacturing Co., Michigan Automotive
                     Research Corporation (together, the 'Subsidiary Guarantors"
                     or the "Domestic Subsidiaries"), and The Bank of New York as
                     Trustee (the "Trustee")(1)
     4.2        --   Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939(1)
     4.3        --   First Supplemental Indenture dated as of February 24, 1998, between EPI and the Trustee(1)
     4.4        --   Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1)(1)
     4.5        --   Certified Copy of the Certificate of Designations,
                     Preferences and Rights of 11 3/4% Series A Cumulative
                     Redeemable Exchangeable Preferred Stock and 11 3/4% Series B
                     Cumulative Redeemable Exchangeable Preferred Stock of the
                     Company(1)

     4.6        --   Form of Certificate and Global Share of 11 3/4% Series A
                     Cumulative Redeemable Exchangeable Preferred Stock and
                     11 3/4% Series B Cumulative Redeemable Exchangeable
                     Preferred Stock (attached as Exhibit A to the Certificate of
                     Designations filed as Exhibit 4.5)(1)
     4.7        --   Form of Exchange Debentures Indenture relating to 11 3/4%
                     Exchange Debentures due 2008 of the Company(1)
     4.8        --   Cross Reference Table showing the location in the Exchange
                     Debentures Indenture of the provisions of Sections 310
                     through 318(a), inclusive, of the Trust Indenture Act of
                     1939(1)
     4.9        --   Form of 11 3/4% Exchange Debenture due 2008 (attached as
                     Exhibit A to the Exchange Debentures Indenture filed as
                     Exhibit 4.7)(1)
     9.1        --   Voting Trust Agreement dated November 16, 1998 with owners of Class A (Voting) Common Stock of the Company(4)
    10.1        --   Merger Agreement, dated as of December 23, 1997, among EPI, the Eagle-Picher Industries,Inc. Personal Injury Settlement
                     Trust, the Company and E-P Acquisition, Inc.(1)
    10.2        --   Amendment No. 1 to the Merger Agreement, dated as of
                     February 23, 1998, among EPI, the Eagle-Picher Industries,
                     Inc. Personal Injury Settlement Trust, the Company and E-P
                     Acquisition, Inc.(1)
    10.3        --   Supplemental Executive Retirement Plan of EPI(2)
    10.4        --   Notes Purchase Agreement, dated February 19, 1998, among E-P
                     Acquisition, Inc., EPI, The Company, SBC Warburg Dillon Read
                     and ABN AMRO Incorporated(1)
    10.5        --   Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between EPI and the Subsidiary
                     Guarantors(1)
    10.6        --   Registration Rights Agreement, dated as of February 24,
                     1998, between E-P Acquisition, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated(1)
    10.7        --   Assumption Agreement for the Registration Rights Agreement,
                     dated as of February 24, 1998, of EPI(1)
    10.8        --   Credit Agreement, dated as of February 19, 1998, among E-P
                     Acquisition, Inc. (merged with and into EPI), Various
                     Lenders from time to time party thereto, ABN AMRO Bank N.V., as Agent (the "Agent"), PNC Bank, National Association, as
                     Documentation Agent and DLJ Capital Funding, Inc., as
                     Syndication Agent(1)
    10.9        --   Assumption Agreement dated as of February 24, 1998, between
                     EPI and the Agent(1)
    10.10       --   Security Agreement, dated as of February 24, 1998, among
                     EPI, the Agent and the Domestic Subsidiaries(1)
    10.11       --   Holdings Pledge Agreement, dated as of February 24, 1998,
                     between the Company and the Agent(1)
    10.12       --   Borrower and Subsidiary Pledge Agreement, dated as of
                     February 24, 1998, among EPI, Eagle-Picher Development
                     Company, Eagle-Picher Minerals, Inc. and the Agent(1)
    10.13       --   Holdings Guaranty Agreement, dated as of February 24, 1998, by the Company, accepted and agreed by the Agent(1)
    10.14       --   Subsidiary Guaranty Agreement, dated as of February 24,
                     1998, by the Domestic Subsidiaries, accepted and agreed by the Agent(1)
    10.15       --   Trademark Collateral Agreement, dated February 24, 1998,
                     between EPI and the Agent(1)
    10.16       --   Patent Collateral Agreement, dated February 24, 1998,
                     between EPI and the Agent(1)
    10.17       --   Copyright Collateral Agreement, dated February 24, 1998,
                     between EPI and the Agent(1)
    10.18       --   Subordination Agreement, dated as of February 24, 1998,
                     among E-P Acquisition, Inc., EPI and the Domestic
                     Subsidiaries(2)
    10.19       --   Management Agreement dated as of February 24, 1998, between
                     EPI and Granaria Holdings B.V.(1)
    10.20       --   Eagle-Picher Management Trust made February 17, 1998, among
                     Granaria Industries B.V. and Thomas E. Petry, Andries
                     Ruijssenaars and Joel Wyler as trustees (the "E-P Management
                     Trust")(2)
    10.21       --   Incentive Stock Plan of EPI, effective as of February 25,
                     1998(2)

    10.22       --   Employment Agreements dated November 29, 1996, between EPI and each Named Executive Officer as defined in EPI's Form
                     S-4 filed in 1998, as amended (Messrs. Petry, Ruijssenaars,
                     Hall, Wickens, Curless and Ralston)(2)
    10.23       --   Amendments dated August 5, 1997, to Employment Agreements
                     between EPI and each Named Executive Officer as defined in
                     EPI's Form S-4(2)
    10.24       --   Sales Incentive Program of EPI(2)
    10.25       --   Letter Agreements dated August 5, 1997, between EPI and each
                     Named Executive Officer as defined in EPI's Form S-4
                     regarding Short Term Sale Program(2)
    10.26       --   Letter Agreement dated September 12, 1997, between EPI and
                     Carroll D. Curless regarding Sale Incentive Bonus(2)
    10.27       --   Letter Agreements dated February 18, 1998, between EPI and each Named Executive Officer as defined in EPI's Form S-4
                     regarding Short Term Sale Program(2)
    10.28       --   Side Letter, dated February 23, 1998, regarding Amendments to the Short Term Sale Program(2)
    10.29       --   Preferred Stock Purchase Agreement, dated February 19, 1998, between the Company and the initial purchasers(1)
    10.30       --   Preferred Stock Registration Rights Agreement, dated as of
                     February 24, 1998, between the Company and the initial
                     purchasers(1)
    10.31       --   Transfer Agency Agreement, dated, dated as of February 24,
                     1998, between the Company and The Bank of New York, as
                     Transfer Agent(2)
    10.32       --   The Company Incentive Stock Plan for Outside Directors
                     effective January 1, 1999(4)
    10.33       --   Amended and Restated Incentive Stock Plan of EPI(4)
    10.34       --   Second Amended and Restated Incentive Stock Plan of EPI(4)
    10.35       --   Shareholders Agreement dated October 15, 1998, among
                     Granaria Holdings B.V., Granaria Industries B.V., the
                     Company and EPI(4)
    10.36       --   Voting Trust Agreement dated as of November 16, 1998, by and among certain shareholders of the Company and Granaria
                     Holdings B.V.(5)
    10.37       --   Stock Purchase Agreement dated April 8, 1999, between
                     Hillsdale Tool & Manufacturing Co., Charterhouse Automotive
                     Group Inc. and the Shareholders of Charterhouse Automotive
                     Group, Inc.(6)
    10.38       --   Shareholders Agreement dated April 12, 1999, among Granaria
                     Holdings B.V., the Company, EPI, and certain shareholders of the Company(5)
    10.39       --   Voting Trust Agreement dated April 13, 1999, between certain shareholders of the Company and Granaria Holdings B.V. as
                     voting trustee(5)
    10.40       --   Amendment to Credit Agreement and Consent, dated as of May
                     18, 1999, among EPI, the lenders party thereto, ABN AMRO
                     Bank N.V., as Agent, PNC Bank, National Association, as
                     Documentation Agent, and NBD Bank, N.A., as Syndication
                     Agent(5)
    10.41       --   Receivables Loan Agreement dated as of May 18, 1999, among
                     Eagle-Picher Acceptance Corporation, EPI, ABN AMRO Bank
                     N.V., the Lender Agents, the Related Bank Lenders, Amsterdam
                     Funding Corporation and the Other Conduit Lenders(5)
    10.42       --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between EPI and Eagle-Picher Acceptance Corporation(5)
    10.43       --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Carpenter Enterprises Limited and Eagle-Picher
                     Acceptance Corporation(5)
    10.44       --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Daisy Parts, Inc. and Eagle-Picher Acceptance
                     Corporation(5)
    10.45       --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Eagle-Picher Development Company and Eagle-Picher
                     Acceptance Corporation(5)
    10.46       --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Eagle-Picher Fluid Systems, Inc. and Eagle-Picher
                     Acceptance Corporation(5)
    10.47       --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Eagle-Picher Minerals, Inc. and Eagle-Picher
                     Acceptance Corporation(5)

    10.48        --         Receivables Purchase Agreement dated as of May 18, 1999, between Eagle-Picher Technologies, LLC and Eagle-Picher Acceptance Corporation(5)
    10.49        --         Receivables Purchase Agreement dated as of May 18, 1999, between Hillsdale Tool & Manufacturing
                            Co. and Eagle-Picher Acceptance Corporation(5)
    10.50        --         Receivables Purchase Agreement dated as of May 18, 1999, between Michigan Automotive Research
                            Corporation and Eagle-Picher Acceptance Corporation(5)
    10.51        --         Share Appreciation Plan of EPI(7)
    10.52        --         Amendment to Credit Agreement and Consent dated as of August 1, 2000, among EPI, the lenders party thereto, ABN AMRO Bank N.V. as Agent, PNC Bank, National Association as Documentation
                            Agent, and Bank One, Indiana, N.A. as Syndication Agent(9)
    10.53        --         Resignation, Release and Severance Pay Agreement dated May 31, 2000 between EPI and Wayne R.
                            Wickens
    10.54        --         Executive Employment Agreement dated November 7, 2000 between EPI and Andries Ruijssenaars
    12.1         --         Ratios of Earnings to Fixed Charges and Preferred Stock Dividends
    21.1         --         Subsidiaries of EPI
    23.1         --         Consent of Deloitte & Touche LLP
    24(a),(b)    --         Powers of Attorney
    27.1         --         Financial Data Schedule (submitted electronically to the SEC for its information)

---------------

(1) Incorporated by reference to the Company's Form S-4 Registration Statement No. 333-49957-01 filed on April 11, 1998.

(2) Incorporated by reference to EPI's Amendment No. 1 to Form S-4 Registration Statement No. 333-49957 filed on May 20, 1998.

(3) Incorporated by reference to EPI's Amendment No. 2 to Form S-4 Registration Statement No. 333-49957 filed on June 5, 1998.

(4) Incorporated by reference to the Company's Form 10-K filed on March 1, 1999.

(5) Incorporated by reference to the Company's Form 10-Q filed on June 30, 1999.

(6) Incorporated by reference to the Company's Form 8-K filed on April 21, 1999.

(7) Incorporated by reference to EPI's Form 10-Q filed on June 29, 1998.

(8) Incorporated by reference to the Company's Form 10-Q filed on April 12,
    2000.

(9) Incorporated by reference to the Company's Form 10-Q filed on October 16, 2000.
---------------

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

Date: February 28, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                /s/ ANDRIES RUIJSSENAARS                    Date: February 28, 2001
--------------------------------------------------------
            Andries Ruijssenaars, President,
          Chief Executive Officer and Director

                 /s/ PHILIP F. SCHULTZ                      Date: February 28, 2001
--------------------------------------------------------
        Philip F. Schultz, Senior Vice President
              and Chief Financial Officer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ JOEL P. WYLER*                       Date: February 28, 2001
--------------------------------------------------------
              Joel P. Wyler, Director and
                 Chairman of the Board

                  /s/ DANIEL C. WYLER*                      Date: February 28, 2001
--------------------------------------------------------
               Daniel C. Wyler, Director

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

                                          EAGLE-PICHER INDUSTRIES, INC.

                                          By      /s/ ANDRIES RUIJSSENAARS
                                            ------------------------------------
                                                    Andries Ruijssenaars
                                               President and Chief Executive
                                                           Officer

Dated: February 28, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER HOLDINGS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                /s/ ANDRIES RUIJSSENAARS                    Date: February 28, 2001
--------------------------------------------------------
         Andries Ruijssenaars, President, Chief
             Executive Officer and Director
             (Principal Executive Officer)

                 /s/ PHILIP F. SCHULTZ                      Date: February 28, 2001
--------------------------------------------------------
        Philip F. Schultz, Senior Vice President
              and Chief Financial Officer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ JOEL P. WYLER*                       Date: February 28, 2001
--------------------------------------------------------
              Joel P. Wyler, Director and
                 Chairman of the Board

                  /s/ DANIEL C. WYLER*                      Date: February 28, 2001
--------------------------------------------------------
               Daniel C. Wyler, Director

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

Dated: February 28, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, DAISY PARTS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 /s/ WILLIAM D. OETERS                      Date: February 28, 2001
--------------------------------------------------------
              William D. Oeters, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: February 28, 2001
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
             (Principal Financial Officer)

                  /s/ DAVID P. KELLEY                       Date: February 28, 2001
--------------------------------------------------------
            David P. Kelley, Vice President
             (Principal Accounting Officer)

                   /s/ DAVID N. EVANS                       Date: February 28, 2001
--------------------------------------------------------
                David N. Evans, Director

                   /s/ DAVID G. KRALL                       Date: February 28, 2001
--------------------------------------------------------
                David G. Krall, Director

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

Dated: February 28, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER DEVELOPMENT CO., INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                /s/ ANDRIES RUIJSSENAARS                    Date: February 28, 2001
--------------------------------------------------------
             Andries Ruijssenaars, Director
                     and President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: February 28, 2001
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ DAVID G. KRALL                       Date: February 28, 2001
--------------------------------------------------------
                David G. Krall, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EAGLE-PICHER FAR EAST, INC.

                                          By      /s/ ANDRIES RUIJSSENAARS
                                            ------------------------------------
                                                    Andries Ruijssenaars
                                                   Chairman of the Board
                                                and Chief Executive Officer
                                               (Principal Executive Officer)

Dated: February 28, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER FAR EAST, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                /s/ ANDRIES RUIJSSENAARS                    Date: February 28, 2001
--------------------------------------------------------
            Andries Ruijssenaars, Director,
               Chairman of the Board and
                Chief Executive Officer

                /s/ TOM B. SCHERPENBERG                     Date: February 28, 2001
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ DAVID N. EVANS                       Date: February 28, 2001
--------------------------------------------------------
                David N. Evans, Director

                   /s/ DAVID G. KRALL                       Date: February 28, 2001
--------------------------------------------------------
                David G. Krall, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EAGLE-PICHER MINERALS, INC.

                                          By        /s/ JAMES L. LAURIA
                                            ------------------------------------
                                                      James L. Lauria
                                                         President
                                               (Principal Executive Officer)

Dated: February 28, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER MINERALS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  /s/ JAMES L. LAURIA                       Date: February 28, 2001
--------------------------------------------------------
               James L. Lauria, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: February 28, 2001
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
              (Principal Financial Officer

                   /s/ PAUL R. WONDER                       Date: February 28, 2001
--------------------------------------------------------
             Paul R. Wonder, Vice President
             (Principal Accounting Officer)

                   /s/ DAVID N. EVANS                       Date: February 28, 2001
--------------------------------------------------------
                David N. Evans, Director

                   /s/ DAVID G. KRALL                       Date: February 28, 2001
--------------------------------------------------------
                David G. Krall, Director

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

Dated: February 28, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER TECHNOLOGIES, LLC, AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  /s/ WILLIAM E. LONG                       Date: February 28, 2001
--------------------------------------------------------
               William E. Long, President
                      and Director
             (Principal Executive Officer)

                    /s/ DOUG WRIGHT                         Date: February 28, 2001
--------------------------------------------------------
             R. Doug Wright, Vice President
         Chief Financial Officer and Treasurer
              (Principal Financial Officer
           and Principal Accounting Officer)

                   /s/ JOEL P. WYLER*                       Date: February 28, 2001
--------------------------------------------------------
                Joel P. Wyler, Director

                /s/ ANDRIES RUIJSSENAARS                    Date: February 28, 2001
--------------------------------------------------------
             Andries Ruijssenaars, Director

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

Dated: February 28, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, HILLSDALE TOOL & MANUFACTURING CO., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 /s/ WILLIAM D. OETERS                      Date: February 28, 2001
--------------------------------------------------------
              William D. Oeters, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: February 28, 2001
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
             (Principal Financial Officer)

                  /s/ DAVID P. KELLEY                       Date: February 28, 2001
--------------------------------------------------------
            David P. Kelley, Vice President
             (Principal Accounting Officer)

                   /s/ DAVID N. EVANS                       Date: February 28, 2001
--------------------------------------------------------
                David N. Evans, Director

                   /s/ DAVID G. KRALL                       Date: February 28, 2001
--------------------------------------------------------
                David G. Krall, Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
   2.1     --   Third Amended Plan of Reorganization of Eagle-Picher
                Industries, Inc. ("EPI")*
   2.2     --   Exhibits to Third Amended Plan of Reorganization of EPI*
   3.1     --   Articles of Incorporation of EPI, as amended*
   3.2     --   Regulations of EPI*
   3.3     --   Amended and Restated Certificate of Incorporation of
                Eagle-Picher Holdings, Inc. (the "Company")*
   3.4     --   Bylaws of the Company*
   3.5     --   Articles of Incorporation of Daisy Parts, Inc.*
   3.6     --   Bylaws of Daisy Parts, Inc.*
   3.7     --   Certificate of Incorporation of Eagle-Picher Development
                Company, Inc.*
   3.8     --   Bylaws of Eagle-Picher Development Company, Inc.*
   3.9     --   Certificate of Incorporation of Eagle-Picher Far East, Inc.*
   3.10    --   Bylaws of Eagle-Picher Far East, Inc.*
   3.11    --   Articles of Incorporation of Eagle-Picher Fluid Systems,
                Inc.*
   3.12    --   Bylaws of Eagle-Picher Fluid Systems, Inc.*
   3.13    --   Articles of Incorporation of Eagle-Picher Minerals, Inc.*
   3.14    --   Bylaws of Eagle-Picher Minerals, Inc.*
   3.15    --   Certificate of Formation of Eagle-Picher Technologies, LLC*
   3.16    --   Operating Agreement of Eagle-Picher Technologies, LLC*
   3.16a   --   Amended and Restated Limited Liability Company Agreement of
                Eagle-Picher Technologies, LLC*
   3.17    --   Articles of Incorporation of Hillsdale Tool & Manufacturing
                Co.*
   3.18    --   Bylaws of Hillsdale Tool & Manufacturing Co.*
   3.19    --   Restated Articles of Incorporation of EPMR Corporation
                (f/k/a Michigan Automotive Research Corporation)*
   3.20    --   Bylaws of EPMR Corporation (f/k/a Michigan Automotive
                Research Corporation)*
   4.1     --   Indenture, dated as of February 24, 1998, between E-P
                Acquisition, Inc., the Company as a Guarantor, the
                subsidiary guarantors (Daisy Parts, Inc., Eagle-Picher
                Development Company, Inc., Eagle-Picher Far East, Inc.,
                Eagle-Picher Fluid Systems, Inc., Eagle-Picher Minerals,
                Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool &
                Manufacturing Co., Michigan Automotive Research Corporation
                (together, the "Subsidiary Guarantors" or the "Domestic
                Subsidiaries", and The Bank of New York as Trustee (the
                "Trustee")*
   4.2     --   Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939*
   4.3     --   First Supplemental Indenture dated as of February 24, 1998, between EPI and the Trustee*
   4.4     --   Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1)*
   4.5     --   Certified Copy of the certificate of Designations,
                Preferences and Rights of 11 3/4% Series A Cumulative
                Redeemable Exchangeable Preferred Stock and 11 3/4% Series B
                Cumulative Redeemable Exchangeable Preferred Stock of the
                Company*
   4.6     --   Form of Certificate and Global Share of 11 3/4% Series A
                Cumulative Redeemable Exchangeable Preferred Stock and
                11 3/4% Series B Cumulative Redeemable Exchangeable
                Preferred Stock (attached as Exhibit A to the Certificate of
                Designations filed as Exhibit 4.5)*
   4.7     --   Form of Exchange Debentures Indenture relating to 11 3/4%
                Exchange Debentures due 2008 of Registrant*

EXHIBIT
NUMBER
-------
   4.8     --   Cross Reference Table showing the location in the Exchange
                Debentures Indenture of the provisions of Sections 310
                through 318(a), inclusive, of the Trust Indenture Act of
                1939*
   4.9     --   Form of 11 3/4% Exchange Debenture due 2008 (attached as
                Exhibit A to the Exchange Debentures Indenture filed as
                Exhibit 4.7)*
   9.1     --   Voting Trust Agreement dated November 16, 1998, with owners of Class A (Voting) Common Stock of the Company*
  10.1     --   Merger Agreement, dated as of December 23, 1997, among EPI, the Eagle-Picher Industries,Inc. Personal Injury Settlement
                Trust, the Company and E-P Acquisition, Inc.*
  10.2     --   Amendment No. 1 to the Merger Agreement, dated as of
                February 23, 1998, among EPI, the Eagle-Picher Industries,
                Inc. Personal Injury Settlement Trust, the Company and E-P
                Acquisition, Inc.*
  10.3     --   Supplemental Executive Retirement Plan of EPI*
  10.4     --   Notes Purchase Agreement, dated February 19, 1998, among E-P
                Acquisition, Inc., EPI, the Company, SBC Warburg Dillon Read
                and ABN AMRO Incorporated*
  10.5     --   Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between EPI and the Subsidiary
                Guarantors*
  10.6     --   Registration Rights Agreement, dated as of February 24,
                1998, between E-P Acquisition, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated*
  10.7     --   Assumption Agreement for the Registration Rights Agreement,
                dated as of February 24, 1998, of EPI*
  10.8     --   Credit Agreement, dated as of February 19, 1998, among E-P
                Acquisition, Inc. (merged with and into EPI), Various
                Lenders from time to time party thereto, ABN AMRO Bank N.V., as Agent (the "Agent"), PNC Bank, National Association, as
                Documentation Agent and DLJ Capital Funding, Inc., as
                Syndication Agent*
  10.9     --   Assumption Agreement dated as of February 24, 1998, between
                EPI and the Agent*
  10.10    --   Security Agreement, dated as of February 24, 1998, among
                EPI, the Agent and the Domestic Subsidiaries*
  10.11    --   Holdings Pledge Agreement, dated as of February 24, 1998,
                between the Company and the Agent*
  10.12    --   Borrower and Subsidiary Pledge Agreement, dated as of
                February 24, 1998, among EPI, Eagle-Picher Development
                Company, Eagle-Picher Minerals, Inc. and the Agent*
  10.13    --   Holdings Guaranty Agreement, dated as of February 24, 1998, by the Company, accepted and agreed by the Agent*
  10.14    --   Subsidiary Guaranty Agreement, dated as of February 24,
                1998, by the Domestic Subsidiaries, accepted and agreed by the Agent*
  10.15    --   Trademark Collateral Agreement, dated February 24, 1998,
                between EPI and the Agent*
  10.16    --   Patent Collateral Agreement, dated February 24, 1998,
                between EPI and the Agent*
  10.17    --   Copyright Collateral Agreement, dated February 24, 1998,
                between EPI and the Agent*
  10.18    --   Subordination Agreement, dated as of February 24, 1998,
                among E-P Acquisition, Inc., EPI and the Domestic
                Subsidiaries*
  10.19    --   Management Agreement dated as of February 24, 1998, between
                EPI and Granaria Holdings B.V.*
  10.20    --   Eagle-Picher Management Trust made February 17, 1998, among
                Granaria Industries B.V. and Thomas E. Petry, Andries
                Ruijssenaars and Joel Wyler as trustees (the "E-P Management
                Trust")*
  10.21    --   Incentive Stock Plan of EPI, effective as of February 25,
                1998*
  10.22    --   Employment Agreements dated November 29, 1996, between EPI and each Named Executive Officer as defined in EPI's Form
                S-4 filed in 1998, as amended (Messrs. Petry, Ruijssenaars,
                Hall, Wickens, Curless and Ralston)*

EXHIBIT
NUMBER
-------
  10.23    --   Amendments dated August 5, 1997 to Employment Agreements
                between EPI and each Named Executive Officer as defined in
                EPI's Form S-4*
  10.24    --   Sales Incentive Program of EPI*
  10.25    --   Letter Agreements dated August 5, 1997, between EPI and each
                Named Executive Officer as defined in EPI's Form S-4
                regarding Short Term Sale Program*
  10.26    --   Letter Agreement dated September 12, 1997, between EPI and
                Carroll D. Curless regarding Sale Incentive Bonus*
  10.27    --   Letter Agreements dated February 18, 1998, between EPI and each Named Executive Officer as defined in EPI's Form S-4
                regarding Short Term Sale Program*
  10.28    --   Side Letter, dated February 23, 1998, regarding Amendments to the Short Term Sale Program*
  10.29    --   Preferred Stock Purchase Agreement, dated February 19, 1998, between the Company and the initial purchasers*
  10.30    --   Preferred Stock Registration Rights Agreement, dated as of
                February 24, 1998, between the Company and the initial
                purchasers*
  10.31    --   Transfer Agency Agreement, dated, dated as of February 24,
                1998, between the Company and The Bank of New York, as
                Transfer Agent*
  10.32    --   The Company Incentive Stock Plan for Outside Directors
                effective January 1, 1999*
  10.33    --   Amended and Restated Incentive Stock Plan of EPI*
  10.34    --   Second Amended and Restated Incentive Stock Plan of EPI*
  10.35    --   Shareholders Agreement dated October 15, 1998, among
                Granaria Holdings B.V., Granaria Industries B.V., the
                Company, EPI*
  10.36    --   Voting Trust Agreement dated as of November 16, 1998, by and among certain shareholders of the Company and Granaria
                Holdings B.V.*
  10.37    --   Stock Purchase Agreement dated April 8, 1999, between
                Hillsdale Tool & Manufacturing Co., Charterhouse Automotive
                Group Inc. and the Shareholders of Charterhouse Automotive
                Group, Inc.*
  10.38    --   Shareholders Agreement dated April 12, 1999, among Granaria
                Holdings B.V., the Company, EPI, and certain shareholders of the Company*
  10.39    --   Voting Trust Agreement dated April 13, 1999, between certain shareholders of the Company and Granaria Holdings B.V. as
                voting trustee*
  10.40    --   Amendment to Credit Agreement and Consent, dated as of May
                18, 1999, among EPI, the lenders party thereto, ABN AMRO
                Bank N.V., as Agent, PNC Bank, National Association, as
                Documentation Agent, and NBD Bank, N.A., as Syndication
                Agent*
  10.41    --   Receivables Loan Agreement dated as of May 18, 1999, among
                Eagle-Picher Acceptance Corporation, EPI, ABN AMRO Bank
                N.V., the Lender Agents, the Related Bank Lenders, Amsterdam
                Funding Corporation and the Other Conduit Lenders*
  10.42    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between EPI and Eagle-Picher Acceptance Corporation*
  10.43    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Carpenter Enterprises Limited and Eagle-Picher
                Acceptance Corporation*
  10.44    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Daisy Parts, Inc. and Eagle-Picher Acceptance
                Corporation*
  10.45    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Eagle-Picher Development Company and Eagle-Picher
                Acceptance Corporation*
  10.46    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Eagle-Picher Fluid Systems, Inc. and Eagle-Picher
                Acceptance Corporation*
  10.47    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Eagle-Picher Minerals, Inc. and Eagle-Picher
                Acceptance Corporation*

EXHIBIT
NUMBER
-------
  10.48    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Eagle-Picher Technologies, LLC and Eagle-Picher
                Acceptance Corporation*
  10.49    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Hillsdale Tool & Manufacturing Co. and Eagle-Picher
                Acceptance Corporation*
  10.50    --   Receivables Purchase Agreement dated as of May 18, 1999,
                between Michigan Automotive Research Corporation and
                Eagle-Picher Acceptance Corporation*
  10.51    --   Share Appreciation Plan of EPI*
  10.52    --   Amendment to Credit Agreement and Consent dated as of August
                1, 2000, among EPI, the lenders party thereto, ABN AMRO Bank
                N.V. as Agent, PNC Bank, National Association as
                Documentation Agent, and Bank One, Indiana, N.A. as
                Syndication Agent.*
  10.53    --   Resignation, Release and Severance Pay Agreement dated May
                31, 2000 between EPI and Wayne R. Wickens
  10.54    --   Executive Employment Agreement dated November 7, 2000
                between EPI and Andries Ruijssenaars
  12.1     --   Ratio of Earnings to Fixed Charges and Preferred Stock
                Dividends
  21.1     --   Subsidiaries of EPI
  23.1     --   Consent of Deloitte & Touche LLP
  24(a),(b) --  Powers of Attorney
  27.1     --   Financial Data Schedule (submitted electronically to the SEC for its information)

---------------

* Incorporated by reference. See Item 14 above.