Form 10-K405/A
period 2000-11-30
EAGLE PICHER HOLDINGS INC; EAGLE PICHER INDUSTRIES INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER MINERALS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 2001-03-08
CIK 1059364, 30927, 1059567, 1059568, 1059570, 1059572, 1059573, 1059575, 1059576

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------


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

                        TABLE OF ADDITIONAL REGISTRANTS

                                    JURISDICTION OF                    IRS EMPLOYER
                                    INCORPORATION OR   COMMISSION     IDENTIFICATION
               NAME                   ORGANIZATION    FILE NUMBER         NUMBER
               ----                 ----------------  ------------  ------------------
Eagle-Picher Industries, Inc.             Ohio        333-49957         31-0268670

Daisy Parts, Inc.                       Michigan      333-49957-02      38-1406772

Eagle-Picher Development Co., Inc.      Delaware      333-49957-03      31-1215706

Eagle-Picher Far East, Inc.             Delaware      333-49957-04      31-1235685

Eagle-Picher Minerals, Inc.              Nevada       333-49957-06      31-1188662

Eagle-Picher Technologies, LLC          Delaware      333-49957-09      31-1587660

Hillsdale Tool & Manufacturing Co.      Michigan      333-49957-07      38-0946293

EPMR Corporation (f/k/a Michigan        Michigan      333-49957-08      38-2185909
  Automotive Research Corp.)

                               TABLE OF CONTENTS


ITEM                                                                  PAGE
----                                                                  ----
                                  PART I
 1.     Business....................................................    3
 2.     Properties..................................................   10
 3.     Legal Proceedings...........................................   11
 4.     Submission of Matters to a Vote of Security Holders.........   15

                                 PART II
 5.     Market for the Registrant's Common Equity and Related          16
        Stockholder Matters.........................................
 6.     Selected Financial Data.....................................   16
 7.     Management's Discussion and Analysis of Financial Condition    17
        and Results of Operations...................................
7a.     Quantitative and Qualitative Disclosures About Market          28
        Risk........................................................
 8.     Financial Statements and Supplementary Data.................   30
        (Pages 41, 45, 46, 47 and 64 amended March 8, 2001.)
 9.     Changes In and Disagreements with Accountants on Accounting    68
        and Financial Disclosure....................................

                                 PART III
10.     Directors and Executive Officers of the Registrant..........   68
11.     Executive Compensation......................................   69
12.     Security Ownership of Certain Beneficial Owners and            74
        Management..................................................
13.     Certain Relationships and Related Transactions..............   75

                                 PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form   76
        8-K.........................................................
        Signatures..................................................   80
        Exhibit Index...............................................   88

                          EAGLE-PICHER HOLDINGS, INC.

E. INVENTORIES

     Inventories consisted of:

                                                                2000       1999
                                                              --------    -------
Raw materials and supplies..................................  $ 49,698    $46,500
Work-in-process.............................................    39,277     27,702
Finished goods..............................................    15,622     16,391
                                                              --------    -------
                                                               104,597     90,593
Adjustment to state inventory at LIFO value.................    (1,079)       (94)
                                                              --------    -------
                                                              $103,518    $90,499
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
                                                              =======    =======

     The debt issuance costs are being amortized on a straight-line basis over the term of the related debt.

G. LONG-TERM DEBT, SHORT TERM BORROWINGS AND LEASE COMMITMENTS

     Long-term debt consisted of:

                                                                2000        1999
                                                              --------    --------
Credit Agreement:
  Revolving Credit Facility
     8.87%, due 2004........................................  $105,660    $136,000
  Accounts Receivable Loan Agreement
     8.0%, due 2000.........................................    42,750      63,750
  Term Loan
     8.87%, due 2003........................................    66,834      81,156
Senior Subordinated Notes
  9 3/8%, due 2008..........................................   220,000     220,000
Industrial Revenue Bonds
  4.1% to 6.6%, due 2005 and 2012...........................    18,700      28,753
Debt of Foreign Subsidiaries................................     3,987      14,420
                                                              --------    --------
                                                               457,931     544,079
Less current portion........................................    65,358      86,318
                                                              --------    --------
Long-term debt, less current portion........................  $392,573    $457,761
                                                              ========    ========

                          EAGLE-PICHER HOLDINGS, INC.

    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 2000


                                                  GUARANTORS
                                          ---------------------------   NON-GUARANTORS
                                           EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                               --------   --------------   ----------   --------------   ------------   --------
                                                           (IN THOUSANDS OF DOLLARS)
NET SALES
  Customers..................  $157,264       $   --        $577,908       $102,408        $     --     $837,580
  Intercompany...............    16,470           --          12,856          9,997         (39,323)          --
OPERATING COSTS AND EXPENSES:
  Cost of products sold
    (exclusive of
    depreciation)............   129,348           --         481,662         96,168         (39,238)     667,940
  Selling and
    administrative...........    31,926            9          24,144          9,874            (298)      65,655
  Intercompany charges.......   (11,370)          --          11,370           (298)            298           --
  Management compensation--
    special..................     1,560           --              --             --              --        1,560
  Depreciation...............     8,751           --          32,998          4,160              --       45,909
  Insurance settlement.......   (16,000)          --              --             --              --      (16,000)
  Amortization of
    intangibles..............     4,178           --          10,642          1,398              --       16,218
  Divestitures...............    14,965           --          (3,870)       (14,244)             --       (3,149)
  Other......................      (261)          --            (187)             6              43         (399)
                               --------       ------        --------       --------        --------     --------
         Total...............   163,097            9         556,759         97,064         (39,195)     777,734
                               --------       ------        --------       --------        --------     --------
OPERATING INCOME (LOSS)......    10,637           (9)         34,005         15,341            (128)      59,846
OTHER INCOME (EXPENSE)
  Interest expense...........   (19,684)          --         (31,969)        (4,027)          8,318      (47,362)
  Other income (expense).....     1,277                        7,790           (623)         (8,318)         126
  Equity in earnings of
    consolidated
    subsidiaries.............    13,538        5,619           1,920             --         (21,077)          --
                               --------       ------        --------       --------        --------     --------
INCOME (LOSS) BEFORE TAXES...     5,768        5,610          11,746         10,691         (21,205)      12,610
INCOME TAXES (BENEFIT).......        21           --           6,099            880              --        7,000
                               --------       ------        --------       --------        --------     --------
NET INCOME (LOSS)............  $  5,747       $5,610        $  5,647       $  9,811        $(21,205)    $  5,610
                               ========       ======        ========       ========        ========     ========

                          EAGLE-PICHER HOLDINGS, INC.

           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 2000


                                                  GUARANTORS
                                          ---------------------------   NON-GUARANTORS
                                           EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                               --------   --------------   ----------   --------------   ------------   --------
                                                           (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents....  $  1,297      $      1       $    539       $ 4,313        $   1,317     $  7,467
Receivables, net.............    10,278            --         84,004        18,098               --      112,380
Intercompany accounts
  receivable.................    22,266            --          9,768           980          (33,014)          --
Inventories..................    24,086            --         67,299        13,462           (1,329)     103,518
Prepaid expenses.............     1,172            --          4,999         1,530             (267)       7,434
Deferred income taxes........    12,860            --             --            --               --       12,860
                               --------      --------       --------       -------        ---------     --------
         Total Current
           Assets............    71,959             1        166,609        38,383          (33,293)     243,659
PROPERTY, PLANT & EQUIPMENT,
  net........................    39,298            --        181,898        27,508              (43)     248,661
Investment in Subsidiaries...   124,495       151,302         12,377            --         (288,174)          --
EXCESS OF ACQUIRED NET ASSETS
  OVER COST, net.............    46,962            --        131,637        21,404           (3,139)     196,864
OTHER ASSETS.................    70,021            --         17,799         8,472          (10,114)      86,178
                               --------      --------       --------       -------        ---------     --------
         TOTAL ASSETS........  $352,735      $151,303       $510,320       $95,767        $(334,763)    $775,362
                               ========      ========       ========       =======        =========     ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Accounts payable.............  $ 16,054      $     --       $ 42,119       $ 5,089        $      --     $ 63,262
Intercompany accounts
  payable....................        92            --             --         9,327           (9,419)          --
Long-term debt -- current
  portion....................    20,795            --         42,750         1,813               --       65,358
Income taxes.................     2,162            --             --           520               --        2,682
Other current liabilities....    43,168            --         22,046         2,554             (267)      67,501
                               --------      --------       --------       -------        ---------     --------
         Total Current
           Liabilities.......    82,271            --        106,915        19,303           (9,686)     198,803
LONG-TERM DEBT -- less
  current portion............   390,398            --         22,266         2,175          (22,266)     392,573
DEFERRED INCOME TAXES........    11,512            --             --            --           (1,234)      10,278
OTHER LONG-TERM
  LIABILITIES................    22,075            14          1,000         1,618               --       24,707
                               --------      --------       --------       -------        ---------     --------
         TOTAL LIABILITIES...   506,256            14        130,181        23,096          (33,186)     626,361
Intercompany Accounts........  (290,399)           --        290,081        36,777          (36,459)          --
11 3/4% CUMULATIVE REDEEMABLE
  EXCHANGEABLE PREFERRED
  STOCK......................        --       109,804             --            --               --      109,804
SHAREHOLDERS' EQUITY.........   136,878        41,485         90,058        35,894         (265,118)      39,197
                               --------      --------       --------       -------        ---------     --------
         TOTAL LIABILITIES &
           EQUITY............  $352,735      $151,303       $510,320       $95,767        $(334,763)    $775,362
                               ========      ========       ========       =======        =========     ========

                          EAGLE-PICHER HOLDINGS, INC.

     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 2000


                                                   GUARANTORS
                                           ---------------------------   NON-GUARANTORS
                                            EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                 ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                --------   --------------   ----------   --------------   ------------   --------
                                                            (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income (Loss).............  $  5,747       $5,610        $ 5,647        $  9,811       $  21,205     $  5,610
Adjustments to reconcile net
  income (loss) to cash
  provided by (used in)
  operating activities:
  Equity in earnings (loss) of
    consolidated
    subsidiaries..............   (13,538)      (5,619)        (1,920)             --          21,077           --
  Depreciation and
    amortization..............    16,175           --         43,640           5,558              --       65,373
  Divestitures................    14,965           --         (3,870)        (14,244)             --       (3,149)
  Changes in assets and
    liabilities, net of effect
    of acquisitions and
    divestitures..............   (21,605)           9         11,230         (17,558)         10,793      (17,131)
                                --------       ------        -------        --------       ---------     --------
      Net cash provided by
         (used in) operating
         activities...........     1,744           --         54,727         (16,433)         10,665       50,703
                                --------       ------        -------        --------       ---------     --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sales of
    divisions.................    47,002           --         10,430          27,616              --       85,048
  Acquisitions................        --           --        (12,306)             --              --      (12,306)
  Capital expenditures........    (6,759)          --        (30,320)         (4,864)             --      (41,943)
  Other.......................     6,871           --            876          (2,871)           (412)       4,464
                                --------       ------        -------        --------       ---------     --------
      Net cash provided by
         (used in) investing
         activities...........    47,114           --        (31,320)         19,881            (412)      35,263
                                --------       ------        -------        --------       ---------     --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Reduction of long-term
    debt......................   (24,374)          --             --              --              --      (24,374)
  Purchase of treasury
    shares....................    (2,371)                                                                  (2,371)
  Net borrowings (repayments)
    under revolving credit
    agreements................   (30,340)          --        (21,000)        (10,434)             --      (61,774)
  Other.......................       (51)          --             --              --              --          (51)
                                --------       ------        -------        --------       ---------     --------
      Net cash used in
         financing
         activities...........   (57,136)          --        (21,000)        (10,434)             --      (88,570)
                                --------       ------        -------        --------       ---------     --------
Net increase (decrease) in
  cash and cash equivalents...    (8,278)          --          2,407          (6,986)         10,253       (2,604)
Intercompany accounts.........    (5,511)          --         (2,738)          6,211          (8,984)          --
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD.........     4,064            1            870           5,088              48       10,071
                                --------       ------        -------        --------       ---------     --------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD...................  $  1,297       $    1        $   539        $  4,313       $   1,317     $  7,467
                                ========       ======        =======        ========       =========     ========

                          EAGLE-PICHER HOLDINGS, INC.

     The Company's foreign operations are located primarily in Europe and also in Mexico. Intercompany transactions with foreign operations are made at established transfer prices. Information regarding the Company's domestic and foreign sales, operating income and identifiable assets follows:


                                                                        TRANSFER SALES/
                                           UNITED STATES    FOREIGN      ELIMINATIONS      CONSOLIDATED
                                           -------------    --------    ---------------    ------------
YEAR ENDED NOVEMBER 30, 2000
SALES....................................    $763,817       $112,409       $(38,646)         $837,580
                                             ========       ========       ========          ========
INCOME (LOSS) BEFORE TAXES...............    $  5,265       $  7,277       $     68          $ 12,610
                                             ========       ========       ========          ========
IDENTIFIABLE ASSETS......................    $751,145       $ 91,253       $(67,036)         $775,362
                                             ========       ========       ========          ========

Year Ended November 30, 1999
Sales....................................    $825,670       $125,939       $(38,348)         $913,261
                                             ========       ========       ========          ========
Income (loss) before taxes...............    $(22,557)      $(16,110)      $ 18,280          $(20,387)
                                             ========       ========       ========          ========
Identifiable assets......................    $788,259       $ 83,694       $(29,953)         $842,000
                                             ========       ========       ========          ========

Nine Months Ended November 30, 1998
Sales....................................    $586,647       $ 80,953       $(21,616)         $645,984
                                             ========       ========       ========          ========
Income (loss) before taxes...............    $(21,025)      $  1,484       $    477          $(19,064)
                                             ========       ========       ========          ========
Identifiable assets......................    $764,975       $ 96,359       $(45,007)         $816,327
                                             ========       ========       ========          ========
-------------------------------------------------------------------------------------------------------

Three Months Ended February 28, 1998
Predecessor
Sales....................................    $188,349       $ 23,041       $ (5,548)         $205,842
                                             ========       ========       ========          ========
Income (loss) before taxes...............    $  4,553       $    597       $   (243)         $  4,907
                                             ========       ========       ========          ========
Identifiable assets......................         N/A            N/A            N/A               N/A
                                             ========       ========       ========          ========



SEGMENT INFORMATION
(Restated to conform to 2000 presentation)



                                                                          9 MONTHS     3 MONTHS
                                                                           ENDED         ENDED
                                                                          NOV. 30,     FEB. 28,
                                                       2000      1999       1998         1998
                                                      ------    ------    --------    -----------
                                                                                      PREDECESSOR
                                                                                      -----------
                                                               (IN MILLIONS OF DOLLARS)
Sales
  Automotive........................................  $456.4    $433.8     $242.8       $ 76.1
  Technologies                                         191.4    198.5..     155.1         54.7
  Machinery.........................................    82.6      90.3       86.5         22.6
  Minerals..........................................    65.1      61.7       49.8         15.7
  Divested Divisions................................    42.8     130.0      112.6         37.1
  Corporate/Intersegment............................     (.7)     (1.0)       (.8)         (.4)
                                                      ------    ------     ------       ------
                                                      $837.6    $913.3     $646.0       $205.8
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


Date: March 7, 2001


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                /s/ ANDRIES RUIJSSENAARS                    Date: March 7, 2001
--------------------------------------------------------
            Andries Ruijssenaars, President,
          Chief Executive Officer and Director

                 /s/ PHILIP F. SCHULTZ                      Date: March 7, 2001
--------------------------------------------------------
        Philip F. Schultz, Senior Vice President
              and Chief Financial Officer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ JOEL P. WYLER*                       Date: March 7, 2001
--------------------------------------------------------
              Joel P. Wyler, Director and
                 Chairman of the Board

                  /s/ DANIEL C. WYLER*                      Date: March 7, 2001
--------------------------------------------------------
               Daniel C. Wyler, Director

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


Dated: March 7, 2001


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER HOLDINGS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                /s/ ANDRIES RUIJSSENAARS                    Date: March 7, 2001
--------------------------------------------------------
         Andries Ruijssenaars, President, Chief
             Executive Officer and Director
             (Principal Executive Officer)

                 /s/ PHILIP F. SCHULTZ                      Date: March 7, 2001
--------------------------------------------------------
        Philip F. Schultz, Senior Vice President
              and Chief Financial Officer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ JOEL P. WYLER*                       Date: March 7, 2001
--------------------------------------------------------
              Joel P. Wyler, Director and
                 Chairman of the Board

                  /s/ DANIEL C. WYLER*                      Date: March 7, 2001
--------------------------------------------------------
               Daniel C. Wyler, Director

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


Dated: March 7, 2001


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, DAISY PARTS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                 /s/ WILLIAM D. OETERS                      Date: March 7, 2001
--------------------------------------------------------
              William D. Oeters, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: March 7, 2001
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
             (Principal Financial Officer)

                  /s/ DAVID P. KELLEY                       Date: March 7, 2001
--------------------------------------------------------
            David P. Kelley, Vice President
             (Principal Accounting Officer)

                   /s/ DAVID N. EVANS                       Date: March 7, 2001
--------------------------------------------------------
                David N. Evans, Director

                   /s/ DAVID G. KRALL                       Date: March 7, 2001
--------------------------------------------------------
                David G. Krall, Director

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


Dated: March 7, 2001


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER DEVELOPMENT CO., INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                /s/ ANDRIES RUIJSSENAARS                    Date: March 7, 2001
--------------------------------------------------------
             Andries Ruijssenaars, Director
                     and President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: March 7, 2001
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ DAVID G. KRALL                       Date: March 7, 2001
--------------------------------------------------------
                David G. Krall, Director

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


Dated: March 7, 2001


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER FAR EAST, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                /s/ ANDRIES RUIJSSENAARS                    Date: March 7, 2001
--------------------------------------------------------
            Andries Ruijssenaars, Director,
               Chairman of the Board and
                Chief Executive Officer

                /s/ TOM B. SCHERPENBERG                     Date: March 7, 2001
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ DAVID N. EVANS                       Date: March 7, 2001
--------------------------------------------------------
                David N. Evans, Director

                   /s/ DAVID G. KRALL                       Date: March 7, 2001
--------------------------------------------------------
                David G. Krall, Director

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


Dated: March 7, 2001


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER MINERALS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                  /s/ JAMES L. LAURIA                       Date: March 7, 2001
--------------------------------------------------------
               James L. Lauria, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: March 7, 2001
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
             (Principal Financial Officer)

                   /s/ PAUL R. WONDER                       Date: March 7, 2001
--------------------------------------------------------
             Paul R. Wonder, Vice President
             (Principal Accounting Officer)

                   /s/ DAVID N. EVANS                       Date: March 7, 2001
--------------------------------------------------------
                David N. Evans, Director

                   /s/ DAVID G. KRALL                       Date: March 7, 2001
--------------------------------------------------------
                David G. Krall, Director

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


Dated: March 7, 2001


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER TECHNOLOGIES, LLC, AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                  /s/ WILLIAM E. LONG                       Date: March 7, 2001
--------------------------------------------------------
               William E. Long, President
                      and Director
             (Principal Executive Officer)

                    /s/ DOUG WRIGHT                         Date: March 7, 2001
--------------------------------------------------------
             R. Doug Wright, Vice President
         Chief Financial Officer and Treasurer
              (Principal Financial Officer
           and Principal Accounting Officer)

                   /s/ JOEL P. WYLER*                       Date: March 7, 2001
--------------------------------------------------------
                Joel P. Wyler, Director

                /s/ ANDRIES RUIJSSENAARS                    Date: March 7, 2001
--------------------------------------------------------
             Andries Ruijssenaars, Director

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


Dated: March 7, 2001


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, HILLSDALE TOOL & MANUFACTURING CO., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                 /s/ WILLIAM D. OETERS                      Date: March 7, 2001
--------------------------------------------------------
              William D. Oeters, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: March 7, 2001
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
             (Principal Financial Officer)

                  /s/ DAVID P. KELLEY                       Date: March 7, 2001
--------------------------------------------------------
            David P. Kelley, Vice President
             (Principal Accounting Officer)

                   /s/ DAVID N. EVANS                       Date: March 7, 2001
--------------------------------------------------------
                David N. Evans, Director

                   /s/ DAVID G. KRALL                       Date: March 7, 2001
--------------------------------------------------------
                David G. Krall, Director

                                   SIGNATURES



     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                          EPMR CORPORATION


                                          (f/k/a Michigan Automotive Research
                                          Corporation)



                                          By      /s/ MICHAEL E. ASLANIAN

                                            ------------------------------------

                                                    Michael E. Aslanian


                                                   President and Director


                                               (Principal Executive Officer)



Dated: March 7, 2001



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EPMR CORPORATION, AND IN THE CAPACITIES AND ON THE DATES INDICATED.



                /s/ MICHAEL E. ASLANIAN                     Date: March 7, 2001
--------------------------------------------------------
      Michael E. Aslanian, President and Director
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: March 7, 2001
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
           (Principal Financial Officer and)
             Principal Accounting Officer)

                   /s/ DAVID G. KRALL                       Date: March 7, 2001
--------------------------------------------------------
                David G. Krall, Director

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