Form 10-Q
period 2001-02-28
EAGLE PICHER HOLDINGS INC; EAGLE PICHER INDUSTRIES INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER MINERALS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 2001-04-11
CIK 1059364, 30927, 1059567, 1059568, 1059570, 1059572, 1059573, 1059575, 1059576

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended February 28, 2001    Commission file number 333-49957-01
                                                                  ------------



                           EAGLE-PICHER HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                 13-3989553
---------------------------------      ------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


         250 East Fifth Street, Suite 500, Cincinnati, Ohio    45202
----------------------------------------------------------------------
         (Address of principal executive offices)             Zip Code


Registrant's telephone number, including area code 513-721-7010
                                                   ------------


                                (Not Applicable)
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

EAGLE-PICHER HOLDINGS, INC. IS FILING THIS REPORT VOLUNTARILY IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE TERMS OF ITS 9 3/8% SENIOR SUBORDINATED NOTES AND 11 3/4% SERIES B CUMULATIVE EXCHANGEABLE PREFERRED STOCK AND IS NOT REQUIRED TO FILE THIS REPORT PURSUANT TO EITHER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. (See explanatory note immediately above.)
Yes      No x
   ---     ---
Indicate by check mark whether the additional registrant, Eagle-Picher Industries, Inc., has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      No x
   ---     ---


625,001 shares of Class A common capital stock, $.01 par value each, were outstanding at April 9, 2001.

374,999 shares of Class B common capital stock, $.01 par value each, were outstanding at April 9, 2001.

                         TABLE OF ADDITIONAL REGISTRANTS



                                            Jurisdiction of                            IRS Employer
                                           Incorporation or     Commission File       Identification
         Name                                Organization           Number                Number
         ----                              ----------------     ---------------       --------------
  Eagle-Picher Industries, Inc.             Ohio                 333-49957               31-0268670
  Daisy Parts, Inc.                         Michigan             333-49957-02            38-1406772
  Eagle-Picher Development Co., Inc.        Delaware             333-49957-03            31-1215706
  Eagle-Picher Far East, Inc.               Delaware             333-49957-04            31-1235685
  Eagle-Picher Minerals, Inc.               Nevada               333-49957-06            31-1188662
  Eagle-Picher Technologies, LLC            Delaware             333-49957-09            31-1587660
  Hillsdale Tool & Manufacturing Co.        Michigan             333-49957-07            38-0946293
  EPMR Corporation (f/k/a Michigan
    Automotive Research Corp.)              Michigan             333-49957-08            38-2185909

                                TABLE OF CONTENTS


                                                                          Page
                                                                         Number
                                                                         ------


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.........................................      4

     Condensed Consolidated Statements of Income (Loss)(Unaudited)....      4
     Condensed Consolidated Balance Sheets (Unaudited)................      5
     Condensed Consolidated Statements of Cash Flows (Unaudited)......      7
     Notes to Condensed Consolidated Financial Statements (Unaudited).      9

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..............................     20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..      27


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      29

Item 6.  Exhibits and Reports on Form 8-K............................      29

Signatures...........................................................      30

Exhibit Index........................................................      39

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.



                           EAGLE-PICHER HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)(UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                        Three Months Ended
                                                         February 28(29)

                                                          2001         2000
                                                          ----         ----
Net Sales                                              $ 164,029    $ 202,265

Operating Costs and Expenses:
Cost of products sold (exclusive
  of depreciation)                                       130,128      160,168
Selling and administrative                                11,260       17,511
Depreciation                                              10,253       11,019
Amortization of intangibles                                3,956        4,111
Proceeds from insurance settlement                            --      (16,000)
Divestitures                                                  --       (9,976)
Other                                                       (207)        (162)
                                                       ---------    ---------
                                                         155,390      166,671
                                                       ---------    ---------

Operating Income                                           8,639       35,594

Interest expense                                         (10,172)     (12,092)
Other income(expense)                                        905         (131)
                                                       ---------    ---------

Income(Loss)from Continuing Operations
  Before Taxes                                              (628)      23,371

Income Taxes (Benefit)                                      (130)      11,900
                                                       ---------    ---------

Income (Loss) from Continuing Operations                    (498)      11,471

Discontinued Operations:
  Loss from operations of discontinued
  segment, net of income tax benefit of
  $900 and $900                                           (1,657)        (874)

Loss on disposal of business segment including
  provision of $1,768 for operating losses
  during phase-out period, net of income tax
  benefits of $8,225                                     (15,275)          --
                                                       ---------    ---------

Net Income (Loss)                                      $ (17,430)   $  10,597
                                                       =========    =========

Income (Loss) Applicable to
  Common Shareholders                                  $ (20,564)   $   7,637
                                                       =========    =========

Comprehensive Income (Loss)                            $ (17,835)   $   9,579
                                                       =========    =========

Earnings per Share:
  Income (loss) from continuing operations             $   (3.67)   $    8.51

  Discontinued operations net income (loss)               (17.13)        (.87)
                                                       ---------    ---------

  Net Income (loss)                                    $  (20.80)   $    7.64
                                                       =========    =========

See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                      February 28   November 30
ASSETS                                                   2001          2000
                                                         ----          ----
CURRENT ASSETS
  Cash and cash equivalents                             $ 17,817     $  7,467
  Receivables, less allowances                           109,676      104,875
  Inventories:
    Raw materials and supplies                            30,179       32,664
    Work in process                                       33,428       37,034
    Finished goods                                        16,582       13,821
                                                        --------     --------
                                                          80,189       83,519
  Net assets of discontinued operations                   20,509       44,080
  Prepaid expenses                                         6,507        7,141
  Deferred income taxes                                   21,085       12,860
                                                        --------     --------

        Total current assets                             255,783      259,942
                                                        --------     --------

PROPERTY, PLANT AND EQUIPMENT                            331,173      316,981
  Less accumulated depreciation                          104,865       90,977
                                                        --------     --------
        Net property, plant and equipment                226,308      226,004
                                                        --------     --------


EXCESS OF ACQUIRED NET ASSETS OVER COST, net of
 accumulated amortization of $45,838 and
 $41,798, respectively                                   191,535      195,575
                                                        --------     --------


OTHER ASSETS                                              86,985       86,178
                                                        --------     --------

        Total Assets                                    $760,611     $767,699
                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $ 64,079     $ 57,865
  Long-term debt - current portion                        66,553       65,358
  Income taxes                                             1,808        2,682
  Other current liabilities                               67,400       65,235
                                                        --------     --------
        Total current liabilities                        199,840      191,140

LONG-TERM DEBT - less current portion                    394,132      392,573

DEFERRED INCOME TAXES                                     10,319       10,278

OTHER LONG-TERM LIABILITIES                               24,828       24,707
                                                        --------     --------

        Total Liabilities                                629,119      618,698
                                                        --------     --------

11-3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE
 PREFERRED STOCK; authorized 50,000 shares;
 issued and outstanding 14,191 shares                    112,938      109,804
                                                        --------     --------

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                   February 28      November 30
                                                      2001              2000
                                                      ----              ----
SHAREHOLDERS' EQUITY
  Class A Common stock, authorized
    625,001 shares, $.01 par value
    each; issued and outstanding
    625,001 shares                                          6             6

  Class B Common stock, authorized
    374,999 shares, $.01 par value
    each; issued and outstanding
    374,999 shares                                          4             4

Additional paid-in capital                             99,991        99,991
Deficit                                               (76,705)      (56,140)
Other comprehensive income                             (2,371)       (2,293)
                                                    ---------     ---------
                                                       20,925        41,568

Treasury Stock, at cost:  11,500 shares                (2,371)       (2,371)
                                                    ---------     ---------



      Total Shareholders' Equity                       18,554        39,197
                                                    ---------     ---------


      Total Liabilities and Shareholders' Equity    $ 760,611     $ 767,699
                                                    =========     =========



See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                         Three Months Ended
                                                          February 28 (29)
                                                          2001         2000
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $(17,430)     $ 10,597
   Adjustments to reconcile net income (loss)
      to net cash provided by
      operating activities:
         Depreciation and amortization                   14,800        16,034
         Provision for discontinued operations           16,932           874
         Divestitures                                        --        (9,976)
         Changes in assets and liabilities,
          net of effect of acquisitions and
          divestitures:
            Receivables                                  (4,805)        2,526
            Inventories                                   3,330           899
            Accounts payable                              6,208        (3,605)
            Accrued liabilities                           2,165           231
            Other                                          (793)        7,562
                                                       --------      --------


              Net cash provided by
              operating activities                       20,407        25,142
                                                       --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of divisions                          --        52,543
   Acquisitions                                              --        (6,758)
   Capital expenditures                                 (10,040)       (6,331)
   Other                                                   (285)          995
                                                       --------      --------

               Net cash provided by (used in)
               investing activities                     (10,325)       40,449
                                                       --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                           (4,774)       (3,657)
   Net borrowings (repayments) under revolving
     credit agreements                                    7,680       (57,224)
   Other                                                   (152)         (512)
                                                       --------      --------

              Net cash provided by (used in)
              financing activities                        2,754       (61,393)
                                                       --------      --------

NET CASH USED BY DISCONTINUED OPERATIONS                 (2,486)       (2,741)
                                                       --------      --------

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)



                                                           Three Months Ended
                                                            February 28 (29)
                                                           ------------------

                                                             2001        2000
                                                             ----        ----
Net increase (decrease) in cash and
 cash equivalents                                             10,350      1,457

Cash and cash equivalents, beginning of period                 7,467     10,071
                                                             -------    -------

Cash and cash equivalents, end of period                     $17,817    $11,528
                                                             =======    =======



Supplemental cash flow information:                          2001        2000
                                                             ----        ----

 Cash paid during the three months ended February 28(29):
        Interest paid                                        $ 4,236    $ 7,385
        Income taxes paid (refunded), net                    $(1,767)   $   271



See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



A.   BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of Eagle-Picher Holdings, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended November 30, 2000 presented in the Company's Form 10-K filed with the SEC on February 28, 2001, as amended on March 8, 2001.

     The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three months ended February 28, 2001 and February 29, 2000. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

B.   BASIC EARNINGS PER SHARE

     The calculation of net income (loss) per share is based upon the average number of common shares outstanding, which was 988,500 in the three months ended February 28, 2001 and 1,000,000 in the three months ended February 29,2000. The net loss applicable to common shareholders represents the net income reduced by, or the net loss increased by, accreted dividends on preferred stock of $3,134 and $2,960 for the three months ended February 28(29), 2001 and 2000, respectively. No potential common stock was outstanding during the three months ended February 28(29), 2001 or 2000.

C.   DISCONTINUED OPERATIONS

     The Board of Directors authorized Management to sell the assets and business of the Construction Equipment Division, which comprises the Machinery Segment. The Company has engaged Seale & Associates, LLC to assist the Company in selling the Segment. Seale and the Company have delivered an information memorandum on the Machinery Segment to certain persons and are in the process of obtaining expressions of interest, and selecting potential buyers to review information about the Segment, tour its facilities and receive management presentations. The sale is expected to be completed by September 1, 2001.

     Sales were $13,789 and $19,578 in the Machinery Segment in the three months ended February 28, 2001 and February 29, 2000, respectively. The Company recorded a provision of $15,275, net of income tax benefit of $8,225, for estimated losses and costs to be incurred in connection with the disposition of the Machinery Segment, including $1,768 of expected losses during the phase-out period through September 1, 2001. An operating loss of $1,657, net of tax, was incurred in the first quarter of 2001. The results of the Machinery Segment's operations have been reported separately as discontinued operations in the consolidated statement of income (loss). Prior year amounts have been restated to present the operations of the Machinery Segment as a discontinued operation.

     The net assets of the discontinued operations have been recorded at their estimated net realizable value under the caption "Net assets of discontinued operations" in the accompanying Consolidated Balance Sheets at February 28, 2001 and November 30, 2000. At February 28, 2001, total assets of the Machinery Segment, which consisted primarily of accounts receivable, property, plant and equipment, inventory, and goodwill, were $51,893. Total liabilities of the Machinery Segment were $31,384 and consisted of accounts payable and accrued liabilities.


D.   LEGAL MATTERS

     For other information on legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

     On May 8, 1997, Caradon Doors and Windows, Inc. ("Caradon"), filed suit against the Company's wholly owned subsidiary, Eagle-Picher Industries, Inc. ("EPI") in the United States District Court for the Northern District of Georgia (the "Georgia Court") alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in an amount not less than $10 million (the "Caradon suit"). The Caradon suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement in an amount believed to be in excess of $10 million. In June 1997, EPI filed a Motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, ("Bankruptcy Court") seeking an order enforcing EPI's plan of reorganization as confirmed by the Bankruptcy Court in November 1996 (the "Plan") against Caradon, and enjoining the Caradon suit from going forward. The Bankruptcy Court in a decision entered on December 24, 1997, held that the Caradon suit did violate the Plan and enjoined Caradon from pursuing the Caradon suit. Caradon appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of Ohio (the "District Court"), and in a decision entered on February 3, 1999, the District Court reversed and remanded the matter back to the Bankruptcy Court. On January 5, 2001,

EPI filed a Motion for Summary Judgment on the issue of whether Caradon was afforded notice of the Plan and the hearing when the Plan was confirmed, a motion which was denied by the Bankruptcy Court on April 5, 2001 based on the Bankruptcy Court's finding that factual issues remain in dispute. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this suit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

     On December 1, 1999, Eagle-Picher Technologies, LLC ("EPT") acquired the depleted zinc distribution business (the "DZ Business") of Isonics Corporation ("Isonics") for approximately $8.2 million, payable $6.7 million at closing and $1.5 million in three installments of $500,000 each payable on the first three anniversaries of the closing. At the time of the acquisition, a single customer represented approximately 55% of the DZ Business. Following the completion of the acquisition, this customer informed EPT that it would no longer be purchasing depleted zinc from an outside supplier. EPT initiated binding arbitration against Isonics on March 26, 2001 with the American Arbitration Association in Dallas, Texas pursuant to contractual dispute resolution procedures. EPT's arbitration demand is based on breach of representations and warranties in the purchase and sale agreement for the DZ Business as well as fraud and negligent misrepresentation, and seeks to recover damages in excess of $10 million and other remedies. While the Company believes it has a meritorious claim against Isonics, there can be no assurance that the Company will obtain any recovery as a result of this claim.

     In connection with the sale of the DZ Business, EPT agreed to sell 200 kg of isotopically purified silicon-28 to Isonics. Due to various factors, EPT has not yet delivered any silicon-28 to Isonics. Isonics has asserted a counterclaim against EPT in the DZ Business arbitration described above for failure to deliver silicon-28, seeking damages in excess of $10 million. EPT believes that any obligation to deliver silicon-28 has been excused by, among other things, a force majeure clause in the purchase and sale agreement for the DZ Business. EPT intends to assert other defenses as well and to defend this counterclaim vigorously. EPT continues to explore alternative processes that may enable it to produce silicon-28, but there is no assurance that such efforts will be successful.

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

E.   SEGMENT REPORTING

     The Company has the following reportable segments: Automotive, Technologies, Machinery and Minerals. Please see discussion in Note C regarding the discontinuance of the Machinery Segment. The method for determining what information to report is based on the way management organizes the operating segments within the company for making operational decisions and assessing performance. The operations in the Automotive Segment provide mechanical and structural parts and raw materials for passenger cars, vans, trucks and sport utility vehicles for original equipment manufacturers and replacement markets. The operations in the Technologies Segment produce a variety of products for the aerospace, nuclear, telecommunications, electronics, and other industrial markets. The operations in the Minerals Segment mine and refine diatomaceous earth products.

     The accounting policies used to develop segment information correspond to those disclosed in the Company's consolidated financial statements for the year ended November 30, 2000 included in Form 10-K. Sales between segments are not material. The Company does not allocate certain corporate expenses to its segments.

     Information about reported segment income or loss is as follows for the three months ended February 28(29), 2001 and 2000:


                                                    Three Months Ended
                                                     February 28 (29)
                                                    2001           2000
                                                    ----           ----

                                                 (In thousands of dollars)

Net Sales
  Automotive                                    $ 100,787        $ 114,687
  Technologies                                     47,867           41,789
  Minerals                                         15,375           15,386
  Divested Divisions                                   --           30,403
                                                ---------        ---------
      Total                                     $ 164,029        $ 202,265
                                                =========        =========

Income (Loss) from Continuing
  Operations Before Taxes:
  Automotive                                    $    (356)       $   2,993
  Technologies                                        581              379
  Minerals                                           (558)            (387)
  Divested Divisions                                   --            6,749
  Corporate                                          (295)          13,637
                                                ---------        ---------

      Total                                     $    (628)       $  23,371
                                                =========        =========


Depreciation and Amortization:
  Automotive                                    $   9,250        $   8,285
  Technologies                                      3,587            3,476
  Minerals                                          1,350            1,489
  Divested Divisions                                   --            1,685
  Corporate                                            22              195
                                                ---------        ---------

      Total                                     $  14,209        $  15,130
                                                =========        =========

Interest Expense:
  Automotive                                    $   5,548        $   3,606
  Technologies                                      3,741            2,932
  Minerals                                          1,071              915
  Divested Divisions                                   --            1,589
  Corporate/Intersegment                             (188)           3,050
                                                ---------        ---------

      Total                                     $  10,172        $  12,092
                                                =========        =========


     The Company sold its Ross Aluminum, MARCO and Fluid Systems Divisions in the first quarter of 2000. The Rubber Molding Division was sold in the second quarter of 2000 and the Cincinnati Industrial Machinery Division was sold in the third quarter of 2000. These divisions are referred to collectively herein as the "Divested Divisions."

F.   FINANCIAL INSTRUMENTS

     Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133." Under this guidance, all derivatives, including foreign currency exchange contracts and interest rate swaps, are recognized in the consolidated balance sheet at fair value.

     On the date the derivative contract is entered into, the company designates the derivative as either a hedge of the fair value of a recognized asset or liability (fair value hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or hedge of a net investment in a foreign operation (net investment hedge). Changes in the fair value of derivatives that are designed as fair value hedges are recorded in the consolidated statement of income along with the loss or gain on the hedged asset or liability. Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in other comprehensive income, until the underlying transactions occur. Changes in the fair value of derivatives that are designated as net investment hedges are recorded as a component of other comprehensive income. The ineffective portion of derivatives that are hedges are recorded in the consolidated statement of income.

     Upon initial application of SFAS 133, the Company recorded the fair value of existing foreign currency exchange contracts and interest rate swaps on the consolidated balance sheet and a corresponding unrecognized gain of $327, net of tax, as a cumulative effect adjustment of accumulated other comprehensive income.

G.   SUPPLEMENTAL GUARANTOR INFORMATION

     The indebtedness of the Company's wholly-owned subsidiary, Eagle-Picher Industries, Inc. EPI includes a syndicated secured loan facility ("Credit Agreement") and $220.0 million in senior subordinated notes ("Subordinated Notes"). Both the Credit Agreement and the Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by the Company and certain of EPI'S wholly-owned domestic subsidiaries ("Subsidiary Guarantors") including Carpenter Enterprises Ltd., which was acquired in 1999, and Eagle-Picher Acceptance Corporation, which was formed in 1999. Management has determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors and such financial statements are not presented. The following supplemental condensed combining financial statements present information regarding EPI, the Subsidiary Guarantors and the subsidiaries that did not guarantee the debt.

     EPI and the Subsidiary Guarantors are subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Indenture supporting the Subordinated Notes, both of which were filed with the Company's Form S-4 Registration Statement No. 333-49957-01 filed on April 11, 1998 and amended on May 20, 1998 and June 5, 1998, and both of which were incorporated by reference to the Company's Form 10-K which was filed on February 28, 2001 and amended on March 8, 2001.

                           EAGLE-PICHER HOLDINGS,INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                      THREE MONTHS ENDED FEBRUARY 28, 2001


                                                           Guarantors
                                                 -----------------------------  Non-Guarantors
                                                 Eagle-Picher       Subsidiary     Foreign
                                       Issuer    Holdings, Inc.     Guarantors   Subsidiaries  Eliminations   Total
                                       ------    --------------     ----------   ------------  ------------   -----
                                                                     (IN THOUSANDS OF DOLLARS)
 Net Sales
   Customers                        $  12,870    $    --            $ 127,430    $  23,729      $    --      $ 164,029
   Intercompany                         3,850         --                3,869            1         (7,720)        --

Operating Costs and Expenses:
   Cost of and products sold            9,440         --              109,169       19,240         (7,721)     130,128
   Selling and administrative           4,834         --                4,438        2,076            (88)      11,260
   Intercompany charges                (1,529)        --                1,490          (49)            88         --
   Depreciation                         1,126         --                8,304          823           --         10,253
   Amortization of intangibles            934         --                2,666          356           --          3,956
   Other                                 (141)        --                  (56)         (10)          --           (207)
                                    ---------    ---------          ---------    ---------      ---------    ---------
       Total                           14,664         --              126,011       22,436         (7,721)     155,390
                                    ---------    ---------          ---------    ---------      ---------    ---------

Operating Income                        2,056         --                5,288        1,294              1        8,639

Other Income (Expense)
   Interest expense                    (2,243)        --               (9,309)        (551)         1,931      (10,172)
   Other income (expense)                 (38)        --                1,879          995         (1,931)         905
   Equity in earnings of
    consolidated subsidiaries          (1,008)     (17,431)               661         --           17,778         --
                                    ---------    ---------          ---------    ---------      ---------    ---------

Income (Loss) from Continuing
    Operations Before Taxes            (1,233)     (17,431)            (1,481)       1,738         17,779         (628)

Income Taxes (Benefit)                   (771)        --                    1          640           --           (130)
                                    ---------    ---------          ---------    ---------      ---------    ---------

Net Income (Loss) from Continuing
    Operations                           (462)     (17,431)            (1,482)       1,098         17,779         (498)

Discontinued Operations               (16,932)        --                 --             37            (37)     (16,932)
                                    ---------    ---------          ---------    ---------      ---------    ---------
Net Income (Loss)                   $ (17,394)   $ (17,431)         $  (1,482)   $   1,135      $  17,742    $ (17,430)
                                    =========    =========          =========    =========      =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                             AS OF FEBRUARY 28, 2001


                                                                       Guarantors
                                                              -----------------------------  Non-Guarantors
                                                              Eagle-Picher       Subsidiary     Foreign
                                                    Issuer    Holdings, Inc.     Guarantors   Subsidiaries  Eliminations   Total
                                                    ------    --------------     ----------   ------------  ------------   -----
                                                                             (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents                          $   9,686    $       1       $     563     $   6,138     $   1,429    $  17,817
Receivables, net                                       1,668         --            90,123        17,885          --        109,676
Intercompany accounts receivable                       5,844         --             4,798           526       (11,168)        --
Inventories                                            4,127         --            63,753        13,569        (1,260)      80,189
Net assets of discontinued operations                 20,383         --              --           6,229        (6,103)      20,509
Prepaid expenses                                       1,528         --             2,531         2,880          (432)       6,507
Deferred income taxes                                 21,085         --              --            --            --         21,085
                                                   ---------    ---------       ---------     ---------     ---------    ---------
              Total current assets                    64,321            1         161,768        47,227       (17,534)     255,783

Property, Plant & Equipment, net                      24,246         --           179,915        22,190           (43)     226,308

Investment in Subsidiaries                            82,782      133,871           9,027           119      (225,799)        --

Excess of Acquired Net Assets Over Cost, net          44,741         --           128,970        20,964        (3,140)     191,535

Other Assets                                         102,382         --            18,341        11,198       (44,936)      86,985
                                                   ---------    ---------       ---------     ---------     ---------    ---------

     Total Assets                                  $ 318,472    $ 133,872       $ 498,021     $ 101,698     $(291,452)   $ 760,611
                                                   =========    =========       =========     =========     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                   $  10,767    $    --         $  47,645     $   5,667     $    --      $  64,079
Intercompany accounts payable                            554         --              --           9,528       (10,082)        --
Long-term debt - current portion                      20,795         --            45,000         3,937        (3,179)      66,553
Income taxes                                             765         --              --             709           334        1,808
Other current liabilities                             48,556         --            15,930         2,914          --         67,400
                                                   ---------    ---------       ---------     ---------     ---------    ---------
              Total current liabilities               81,437         --           108,575        22,755       (12,927)     199,840

Long-Term Debt - less current portion                391,965         --            32,295         2,167       (32,295)     394,132

Deferred Income Taxes                                 11,930         --              --            --          (1,611)      10,319

Other Long-Term Liabilities                           22,162           14           1,000         1,652          --         24,828
                                                   ---------    ---------       ---------     ---------     ---------    ---------

              Total Liabilities                      507,494           14         141,870        26,574       (46,833)     629,119

Intercompany Accounts                               (307,551)        --           267,594        36,670         3,287         --

11 3/4% Cumulative Redeemable
              Exchangeable Preferred Stock              --        112,938            --            --            --        112,938

Shareholders' Equity                                 118,529       20,920          88,557        38,454      (247,906)      18,554
                                                   ---------    ---------       ---------     ---------     ---------    ---------

             Total Liabilities and Shareholders'
                         Equity                    $ 318,472    $ 133,872       $ 498,021     $ 101,698     $(291,452)   $ 760,611
                                                   =========    =========       =========     =========     =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                                FEBRUARY 28, 2001


                                                                           Guarantors
                                                                 -----------------------------  Non-Guarantors
                                                                 Eagle-Picher       Subsidiary     Foreign
                                                       Issuer    Holdings, Inc.     Guarantors   Subsidiaries  Eliminations   Total
                                                       ------    --------------     ----------   ------------  ------------   -----
                                                                             (IN THOUSANDS OF DOLLARS)
Cash Flows From Operating Activities:
Net Income (Loss)                                     $(17,394)   $(17,431)         $ (1,482)     $  1,135     $ 17,742    $(17,430)
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Equity in earnings (loss) of consolidated
    subsidiaries                                         1,008      17,431              (661)         --        (17,778)       --
  Depreciation and amortization                          2,504        --              11,075         1,221         --        14,800
  Provision for discontinued operations                 16,932        --                --            --           --        16,932
  Changes in assets and liabilities, net of effect
    of acquisitions and divestitures                    11,880        --               5,166        (3,370)      (7,571)      6,105
                                                      --------    --------          --------      --------     --------    --------

              Net cash provided by (used in)
                          operating activities          14,930        --              14,098        (1,014)      (7,607)     20,407

Cash Flows From Investing Activities:
Capital expenditures                                    (3,028)       --              (6,287)         (725)        --       (10,040)
Other                                                      164        --                --            (449)        --          (285)
                                                      --------    --------          --------      --------     --------    --------

              Net cash provided by (used in)
                          investing activities          (2,864)       --              (6,287)       (1,174)        --       (10,325)
                                                      --------    --------          --------      --------     --------    --------

Cash Flows From Financing Activities:
Reduction of long-term debt                             (4,774)       --                --            --           --        (4,774)
Net borrowings(repayments)under revolving
  credit agreements                                      6,340        --               2,250          (910)        --         7,680
Other                                                     --          --                --            (152)        --          (152)
                                                      --------    --------          --------      --------     --------    --------

              Net cash provided by (used in)
                          financing activities           1,566        --               2,250        (1,062)        --         2,754
                                                      --------    --------          --------      --------     --------    --------

              Net cash provided by (used in)
                          discontinued operations       (2,486)       --                --            --           --        (2,486)
                                                      --------    --------          --------      --------     --------    --------

Increase (decrease) in cash and
  cash equivalents                                      11,146        --              10,061        (3,250)      (7,607)     10,350

Intercompany accounts                                   (2,758)       --             (10,037)        5,076        7,719        --

Cash and cash equivalents,
  beginning of period                                    1,297           1               539         4,312        1,317       7,466
                                                      --------    --------          --------      --------     --------    --------

Cash and cash equivalents,
  end of period                                       $  9,685    $      1          $    563      $  6,138     $  1,429    $ 17,816
                                                      ========    ========          ========      ========     ========    ========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                      THREE MONTHS ENDED FEBRUARY 29, 2000


                                                                 Guarantors
                                                        -----------------------------  Non-Guarantors
                                                        Eagle-Picher       Subsidiary     Foreign
                                              Issuer    Holdings, Inc.     Guarantors   Subsidiaries  Eliminations   Total
                                              ------    --------------     ----------   ------------  ------------   -----
                                                                         (IN THOUSANDS OF DOLLARS)
 Net Sales
     Customers                             $  24,588    $    --            $ 141,971    $  35,706    $    --      $ 202,265
     Intercompany                              4,165         --                2,555            1       (6,721)        --

Operating Costs and Expenses:
     Cost of products sold                    19,427         --              116,081       31,381       (6,721)     160,168
     Selling and administrative                8,305            5              6,176        3,063          (38)      17,511
     Intercompany charges                     (3,394)        --                3,393          (37)          38         --
     Depreciation                              1,603         --                8,040        1,376         --         11,019
     Amortization of intangibles               1,129         --                2,742          240         --          4,111
     Proceeds from insurance settlement      (16,000)        --                 --           --           --        (16,000)
     Divestitures                              2,360         --               (3,976)      (8,360)        --         (9,976)
     Other                                      --           --                 (192)          (3)          33         (162)
                                           ---------    ---------          ---------    ---------    ---------    ---------
            Total                             13,430            5            132,264       27,660       (6,688)     166,671
                                           ---------    ---------          ---------    ---------    ---------    ---------

Operating Income (Loss)                       15,323           (5)            12,262        8,047          (33)      35,594

Other Income (Expense)
     Interest expense                         (3,736)        --               (7,455)      (1,507)         606      (12,092)
     Other income (expense)                      229         --                  526         (280)        (606)        (131)
     Equity in earnings of
       consolidated subsidiaries               9,114       10,602                351         --        (20,067)        --
                                           ---------    ---------          ---------    ---------    ---------    ---------

Income (Loss) from Continuing
       Operations Before Taxes                20,930       10,597              5,684        6,260      (20,100)      23,371

Income Taxes                                   9,018         --                2,285          597         --         11,900
                                           ---------    ---------          ---------    ---------    ---------    ---------

Net Income (Loss) from Continuing
       Operations                             11,912       10,597              3,399        5,663      (20,100)      11,471

Discontinued Operations                         (874)        --                 --             52          (52)        (874)
                                           ---------    ---------          ---------    ---------    ---------    ---------

Net Income (Loss)                          $  11,038    $  10,597          $   3,399    $   5,715    $ (20,152)   $  10,597
                                           =========    =========          =========    =========    =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                                FEBRUARY 29, 2000


                                                                         Guarantors
                                                              -----------------------------  Non-Guarantors
                                                              Eagle-Picher       Subsidiary     Foreign
                                                    Issuer    Holdings, Inc.     Guarantors   Subsidiaries  Eliminations   Total
                                                    ------    --------------     ----------   ------------  ------------   -----
                                                                          (IN THOUSANDS OF DOLLARS)
Cash Flows From Operating Activities:
Net Income (Loss)                                  $  10,909    $  10,597       $   3,528    $   5,715    $ (20,152)    $ 10,597
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Equity in earnings (loss) of consolidated
    subsidiaries                                      (9,114)     (10,602)           (351)        --         20,067         --
  Depreciation and amortization                        3,446         --            10,885        1,703         --         16,034
  Provision for discontinued operations                  874         --              --           --           --            874
  Divestitures                                         2,360         --            (3,976)      (8,360)        --         (9,976)
  Changes in assets and liabilities,
    net of effect of acquisitions
    and divestitures                                  16,312            5           1,087       (7,204)      (2,587)       7,613
                                                   ---------    ---------       ---------    ---------    ---------    ---------

              Net cash provided by (used in)
                       operating activities           24,787         --            11,173       (8,146)      (2,672)      25,142
                                                   ---------    ---------       ---------    ---------    ---------    ---------

Cash Flows From Investing Activities:
Proceeds from sales of divisions                      24,090         --            10,430       18,023         --         52,543
Acquisitions                                            --           --            (6,758)        --           --         (6,758)
Capital expenditures                                    (382)        --            (3,692)      (2,257)        --         (6,331)
Other                                                  1,049         --                59          476         (589)         995
                                                   ---------    ---------       ---------    ---------    ---------    ---------

              Net cash provided by (used in)
                       investing activities           24,757         --                39       16,242         (589)      40,449
                                                   ---------    ---------       ---------    ---------    ---------    ---------


Cash Flows From Financing Activities:
Reduction of long-term debt                           (3,657)        --              --           --           --         (3,657)
Net borrowings(repayments)under revolving
  credit agreements                                  (38,500)        --            (9,750)      (8,974)        --        (57,224)
Other                                                     (6)        --              --           (506)        --           (512)
                                                   ---------    ---------       ---------    ---------    ---------    ---------

              Net cash provided by (used in)
                          financing activities       (42,163)        --            (9,750)      (9,480)        --        (61,393)
                                                   ---------    ---------       ---------    ---------    ---------    ---------
              Net cash used in discontinued
                          operations                  (2,741)        --              --           --           --         (2,741)
                                                   ---------    ---------       ---------    ---------    ---------    ---------

Increase (decrease) in cash and
  cash equivalents                                     4,640         --             1,462       (1,384)      (3,261)       1,457

Intercompany accounts                                 (4,334)        --            (1,761)       2,945        3,150        --

Cash and cash equivalents,
  beginning of period                                  4,064            1             870        5,088           48       10,071
                                                   ---------    ---------       ---------    ---------    ---------    ---------

Cash and cash equivalents,
  end of period                                    $   4,370    $       1       $     571    $   6,649    $     (63)   $  11,528
                                                   =========    =========       =========    =========    =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                             AS OF NOVEMBER 30, 2000


                                                                       Guarantors
                                                              -----------------------------  Non-Guarantors
                                                              Eagle-Picher       Subsidiary     Foreign
                                                    Issuer    Holdings, Inc.     Guarantors   Subsidiaries  Eliminations   Total
                                                    ------    --------------     ----------   ------------  ------------   -----
                                                                             (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents                          $   1,297    $       1        $     539     $   4,313   $   1,317    $   7,467
Receivables, net                                       3,140         --             84,004        17,731        --        104,875
Intercompany accounts receivable                      22,266         --              9,768           980     (33,014)        --
Inventories                                            4,919         --             67,299        12,630      (1,329)      83,519
Net assets of discontinued operations                 43,793         --               --           6,256      (5,969)      44,080
Prepaid expenses                                         906         --              4,999         1,503        (267)       7,141
Deferred income taxes                                 12,860         --               --            --          --         12,860
                                                   ---------    ---------        ---------     ---------   ---------    ---------
              Total current assets                    89,181            1          166,609        43,413     (39,262)     259,942

Property, Plant & Equipment, net                      22,191         --            181,898        21,958         (43)     226,004

Investment in Subsidiaries                           118,526      151,302           12,377          --      (282,205)        --

Excess of Acquired Net Assets Over Cost, net          45,673         --            131,637        21,404      (3,139)     195,575

Other Assets                                          70,021         --             17,799         8,472     (10,114)      86,178
                                                   ---------    ---------        ---------     ---------   ---------    ---------

     Total Assets                                  $ 345,592    $ 151,303        $ 510,320     $  95,247   $(334,763)   $ 767,699
                                                   =========    =========        =========     =========   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                   $  10,987    $    --          $  42,119     $   4,759   $    --      $  57,865
Intercompany accounts payable                             92         --               --           9,327      (9,419)        --
Long-term debt - current portion                      20,795         --             42,750         1,813        --         65,358
Income taxes                                           2,162         --               --             520        --          2,682
Other current liabilities                             41,092         --             22,046         2,364        (267)      65,235
                                                   ---------    ---------        ---------     ---------   ---------    ---------
              Total current liabilities               75,128         --            106,915        18,783      (9,686)     191,140

Long-Term Debt - less current portion                390,398         --             22,266         2,175     (22,266)     392,573

Deferred Income Taxes                                 11,512         --               --            --        (1,234)      10,278

Other Long-Term Liabilities                           22,075           14            1,000         1,618        --         24,707
                                                   ---------    ---------        ---------     ---------   ---------    ---------

              Total Liabilities                      499,113           14          130,181        22,576     (33,186)     618,698

Intercompany Accounts                               (290,399)        --            290,081        36,777     (36,459)        --

11 3/4% Cumulative Redeemable
              Exchangeable Preferred Stock              --        109,804             --            --          --        109,804

Shareholders' Equity                                 136,878       41,485           90,058        35,894    (265,118)      39,197
                                                   ---------    ---------        ---------     ---------   ---------    ---------

             Total Liabilities and Shareholders'
                         Equity                    $ 345,592    $ 151,303        $ 510,320     $  95,247   $(334,763)   $ 767,699
                                                   =========    =========        =========     =========   =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Please refer to Note E. regarding Segment Reporting contained in Item
1. of this report.

    The Automotive Segment

         Sales of the Automotive Segment declined 12.1% from $114.7 million in the first quarter of 2000 to $100.8 in the comparable period of 2001. The loss from continuing operations before taxes was $.4 million in the first quarter of 2001 compared to income from continuing operations before taxes of $3.0 million in the first quarter of 2000. The general economic slowdown in the United States, which negatively impacted production volumes in the fourth quarter of 2000, has continued to have a negative impact on volumes, as well as operating results, in the first quarter of 2001.

AUTOMOTIVE SEGMENT OUTLOOK

         While sales for the second quarter will be higher than sales for the first quarter of fiscal year 2001 in the Automotive Segment, sales for the second quarter of fiscal year 2001 are expected to continue at a pace 12-15% below fiscal year 2000 levels. Income before taxes is expected to be somewhat lower in the second quarter compared to the first quarter of fiscal year 2001 due to inefficiencies arising out of product-launch activities relating to the record amount of new business achieved in fiscal year 2000. The outlook for the Automotive Segment for fiscal year 2001 provided in the Company's Annual Report on Form 10-K/A continues to represent Management's view of the Automotive Segment.

    The Technologies Segment

         Sales of the Technologies Segment increased 14.5% from $41.8 million in the first quarter of 2000 to $47.9 million in the comparable period of 2001. Approximately half of the increase is attributable to the sales of Eagle-Picher Energy Products Corporation which was acquired in June 2000. Other increases were attributable to sales of specialty materials used in fiber-optic applications and clean containers. Orders for batteries for certain aerospace programs have increased. In addition, there were increased volumes of bulk pharmaceutical products in 2001 resulting from increased capacity from a recent plant expansion. These increases were partially offset by lower demand for enriched boron products in the first quarter of 2001 compared to the same period in 2000.

         Income from continuing operations before taxes was $.6 million and $.4 million in the first quarters of 2001 and 2000, respectively. Although sales were higher, margins did not improve comparably for several reasons. A different product mix contributed to the relatively flat return. Weaker demand for boron products in the first quarter of 2001 resulted in poorer absorption of overhead and decreased margins. Additionally, there was shift in the types of battery systems sold in the first quarters of 2001 and 2000 which also resulted in poorer margins in 2001.

TECHNOLOGIES SEGMENT OUTLOOK

         Sales for the second quarter in the Technologies segment are expected to improve slightly over the first quarter and over the same period for fiscal year 2000. Income before taxes is expected to be flat to slightly lower in the second quarter, as the unfavorable product mix described above is expected to continue and the Technologies Segment is expected to focus additional efforts on developing new products and commercializing existing products. The outlook for fiscal year 2001 for the Technologies Segment provided in the Company's Annual Report on Form 10-K/A continues to represent Management's view of the Technologies Segment.

         As previously reported, due to the loss of a large customer the Technologies Segment is obligated to purchase from its supplier through 2004 approximately $2.0 million per year of depleted zinc in excess of its requirements based on current customer demand. The Technologies Segment anticipates reaching an agreement with its supplier to reduce required purchases in 2001 and 2002 to levels consistent with anticipated customer demand, with required purchases in 2003 and 2004 open for possible renegotiation in the future.

    The Minerals Segment

         Comparative sales of the Minerals Segment were virtually flat at $15.4 million in the first quarters of both 2001 and 2000. Increases in markets overseas due to both increased volumes and prices were offset by declines in the North American market. Volumes in the North American market were down in the first quarter of 2001. The Minerals Segment has implemented a fuel surcharge to offset the high cost of natural gas. This surcharge was reduced in March of 2001 and many customers postponed orders to take advantage of the lower prices.

         Despite flat sales and energy prices that resulted in costs that were $1.8 million more than a year ago, losses from continuing operations before taxes declined only slightly from $.4 million in the first quarter of 2000 to $.6 million in the first quarter of 2001. This is due to production efficiencies, the energy surcharges and a reduction of general and administrative expenses.

MINERALS SEGMENT OUTLOOK

         Sales in the Minerals Segment for the second quarter of fiscal year 2001 are expected to be slightly higher than sales for the first quarter and approximately even with sales for the same period of fiscal year 2000. Similarly, income before taxes for the Minerals Segment is expected to be higher than income before taxes for the first quarter of fiscal year 2001 but slightly lower than income before taxes for the second quarter of fiscal year 2000. The outlook for the Minerals Segment for fiscal year 2001 set forth in the Company's Annual Report on Form 10-K/A continues to represent Management's view with respect to the Minerals Segment.

                             SUMMARY OF THE COMPANY

         Net Sales. The Company's net sales (excluding the Machinery Segment) were $164.1 million and $202.3 million in the first quarters of 2001 and 2000, respectively, a decrease of 18.9%. However, after excluding the sales of the Divested Divisions in the first quarter of 2000 and the sales of Eagle-Picher Energy Products in 2001, sales decreased 6.3%. Increased sales of the Technologies Segment were more than offset by declines in the Automotive Segment.

         Cost of Products Sold. Cost of products sold, excluding that of the Machinery Segment, the Divested Divisions and Eagle-Picher Energy Products, increased as a percentage of net sales from 77.9% in the first quarter of 2000 to 79.2% in the comparable period of 2001. This increase is attributable to the increased energy costs in the Minerals Segment and the change in product mix that occurred in the Technologies Segment.

         Selling and Administrative. Selling and administrative expenses, excluding those of the Machinery Segment and Divested Divisions, declined to $11.2 million in the first quarter of 2001 from $14.2 million in the comparable period of 2000. The Company implemented programs late in fiscal year 2000 which were aimed at reducing these costs. Additionally, costs of incentive bonus programs were less throughout the company in the first quarter of 2001 due to the decline in financial performance. There were two fewer senior officers in the first quarter of 2001 than in 2000 and the method for funding certain supplemental pension benefits for senior executives was changed, all of which resulted in significantly lower selling and administrative expenses.

         Depreciation and Amortization. Depreciation and amortization expense, excluding those of the Machinery Segment and the Divested Divisions, was $14.3 million and $13.4 million in the first quarters of 2001 and 2000, respectively. The increase is attributable to recent capital expenditures made in the Automotive Segment for new business achieved in 2000.

         Insurance Settlement. The Company settled claims against a former insurer regarding environmental remediation costs for $16.0 million and received such proceeds in the first quarter of 2000.

         Divestitures. During the first quarter of 2000, as part of the Company's previously announced program to focus management, technical and financial resources on core businesses, the Company completed the sale of its Ross Aluminum Foundries, Fluid Systems and MARCO Divisions resulting in an aggregate gain of $10.0 million.

         Interest Expense. Interest expense was $10.2 million in the first quarter of 2001 and $12.1 million in the first quarter of 2000. The decrease in interest expense is due lower debt levels throughout the first quarter of 2001 than in the same period of 2000. In addition, interest rates were slightly lower in 2001 on variable rate debt.

         Other Income (Expense). Other income was $.9 million in the first quarter of 2001 compared to other expense of $.1 million in the comparable period of 2000. The difference is attributable to the Company experiencing currency gains in the first quarter of 2001 versus currency losses in the first quarter of 2000.

         Income (Loss) from Continuing Operations Before Taxes. Income (loss) from continuing operations before taxes was $(.6) million and $23.4 million in the first quarters of 2001 and 2000, respectively, and comparability of such is impacted by the following items:

- Proceeds of $16.0 million from an insurance settlement in the first quarter of 2000;
- Divestiture of the Ross Aluminum Foundries, MARCO and Fluid Systems Divisions in the first quarter of 2000 which resulted in an aggregate gain of $10.0 million;
- The loss from continuing operations before taxes of the Divested Divisions, net of allocated corporate office charges and interest, of approximately $1.3 million;
-    Reduced interest expense in 2001; and
- Decreases in selling and administrative expenses throughout the Company, including a $1.6 million reduction at the Corporate Office.

         Income Taxes (Benefit). Income taxes (benefit) were $(.1) million and $11.9 million in the first quarters of 2001 and 2000, respectively. The divestitures in 2000 affect comparability of income taxes and the effective tax rates due to taxable gains resulting from the divestitures.

         Discontinued Operations. The Board of Directors authorized Management to sell the assets and business of the Machinery Segment. The Company has engaged Seale & Associates, LLC to assist the Company in selling the Segment. Seale and the Company have delivered an information memorandum on the Machinery Segment to certain persons and are in the process of obtaining expressions of interest, and selecting potential buyers to review information about the Machinery Segment, tour its facilities and receive management presentations. At the same time, the Company continues to implement a plan which initially focuses on improving the efficiency of its operations to achieve a lower cost structure rather than achieving new business. This segment was also adversely impacted by general economic conditions. Sales of the Machinery Segment declined 29.6% from $19.6 million in the first quarter of 2000 to $13.8 million in the comparable period in 2001. Sales of both wheel-tractor scrapers and fork-lift trucks products were down significantly, while sales of component parts for construction and agricultural machinery were flat. The lower volumes resulted in lower margins. The lower margins were mitigated somewhat by both improvements in efficiency and reductions in general and administrative costs. The loss from operations before tax increased from $1.8 million in the first quarter of 2000 to $2.6 million in the comparable period of 2001.

         The Company estimates the disposition of the Machinery Segment will take place by September 1, 2001 and has recorded a provision of $15.3 million, net of tax, for estimated losses and costs to be incurred in connection with the disposition of the Machinery Segment, including $1.8 million of expected losses during the phase-out period.

         Net Income (Loss). Net income (loss) for the first quarters of 2001 and 2000 were $(17.4) million and $10.6 million, respectively. The net loss in 2001 was significantly impacted by the provision for discontinued operations of $15.3 million. Net income in 2000 was significantly impacted by the $16.0 million insurance proceeds and $10.0 million gain resulting from divestitures.

         Dividends accreted of $3.1 million in the first quarter of 2001 on the 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") increased the loss applicable to common shareholders to $20.6 million. In the first quarter of 2000, preferred stock dividends accreted of $3.0 million reduced income applicable to common shareholders to $7.6 million.

COMPANY OUTLOOK

         Excluding sales of the Machinery Segment, which is being treated as a discontinued operation, the Company's sales for fiscal year 2001 are expected to be approximately $705 million. This estimate is consistent with the outlook for the Company set forth in its fiscal year 2000 Annual Report on Form 10-K/A.

         Excluding EBITDA of the Machinery Segment, the Company now expects its EBITDA for fiscal year 2001 to be approximately $93 million.

FINANCIAL CONDITION

       The following are certain financial data regarding EBITDA, as defined below, cash flows and earnings to fixed charges and preferred stock dividends (excluding the Machinery Segment):

                                                             Three Months Ended

                                                              February 28 (29)
                                                              ----------------
                                                                2001     2000
                                                                ----     -----
                                                        (In millions of dollars)

      EBITDA                                                   $24.1    $24.5
      Cash provided by operating activities                     20.4     25.1
      Cash provided by (used in) investing
       activities                                              (10.3)    40.4
      Cash provided by (used in) financing
       activities                                                2.8    (61.4)
      Net cash used by discontinued operations                  (2.5)    (2.7)
      Preferred stock dividends accreted                         3.1      3.0
      Earnings/fixed charges and preferred
       stock dividends                                           .72X    2.33X



  EBITDA

       The Company's EBITDA is defined for purposes hereof as earnings before interest expense, income taxes, depreciation and amortization, certain one-time management compensation expenses and other non-cash items, such as gains and losses from divestitures, LIFO adjustments and accruals for the company's stock appreciation rights plan. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or to cash flows from operating activities, as determined by accounting principles generally accepted in the United States of America, as a measure of the Company's operating performance or liquidity, respectively. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments.

       The Company's EBITDA for the first quarters of 2001 and 2000, excluding the Machinery Segment, was $24.1 million and $24.5 million, respectively. EBITDA gains in the Technologies Segment were offset by reduced EBITDA in the Automotive and Minerals Segments.

Operating Activities

       Cash provided by operating activities was $20.4 million and $25.1 million for the three months ended February 28(29), 2001 and 2000, respectively, and consisted of the following:

                                             Three Months Ended February 28 (29)
                                             -----------------------------------
                                                    2001        2000
                                                    ----        ----
                                               (in millions of dollars)

                Income (loss) from continuing       $(.6)      $23.4
                operations before taxes
                Depreciation and amortization,
                  excluding amortization of
                  deferred financing costs          14.2        15.1
                Gain on sales of divisions             -        (9.9)
                Excess of interest expense
                  over interest paid                 5.9         4.7
                Income taxes paid, net               1.8         (.3)
                Working capital and other            (.9)       (7.9)
                                                     ---         ---
                                                   $20.4       $25.1
                                                    ====        ====

         See "Results of Operations" for discussions concerning income (loss) before taxes, depreciation and amortization and gain on sales of divisions.

         The excess of interest expense over interest paid results primarily from three items. First, interest expense includes amortization of deferred financing costs, which does not affect cash. Secondly, interest is due on the Company's Senior Subordinated Notes on March 1 and September 1; therefore, three months of interest were accrued for these notes in the first quarter, but nothing was paid. Finally, the Company's revolving credit facility consists of numerous notes with varying maturities. In 2001, the average maturity was longer than that of 2000, so less interest was paid in the first quarter of 2001 compared to the first quarter of 2000.

         The Company received a "quick refund" in the first quarter of 2001 of some of the income tax payments made in 2000.

         Working capital generally increases in the first quarter of the fiscal year resulting in a use of cash. Reasons for this include payment of incentives, which had been accrued at the end of the year, and build-up of inventories for anticipated sales in the second quarter. In the first quarter of 2001, the use of cash due to the increase in working capital was significantly less than in the comparable period of 2000 due to a concerted effort throughout the Company to better manage working capital through more diligent collection efforts and inventory and payables management.

Investing Activities

         Capital expenditures of $10.0 million in the first quarter of 2001 accounted for substantially all of the cash used in investing activities of $10.3 million. The majority of the capital expenditures were made in the Automotive Segment. These expenditures related to new product launches for precision-machined products and a new rubber-to-metal coating line. Investing activities provided $40.4 million in cash in the comparable quarter of 2000. The Company sold the Ross Aluminum Foundries, MARCO and Fluid Systems Divisions during the first quarter of 2000 which resulted in aggregate net proceeds of $52.5 million. The Company also invested $6.3 million in capital expenditures, primarily in the Automotive Segment, and $6.8 million in the assets of the depleted zinc business of the Isonics Corporation.

Financing Activities

         The Company had a net increase in borrowing of $2.9 million in the first quarter of 2001. However, the Company collected a significant amount of cash the last few days of the quarter which was not used to repay debt because the interest payment on the $220.0 million Senior Subordinated Notes was due March 1, 2001. In the first quarter of 2000, the Company applied the proceeds from the divestitures and the insurance proceeds to debt, reducing the balances on revolving credit facilities by $57.2 million, in addition to regularly scheduled debt payments of $3.7 million.

Earnings to Fixed Charges and Preferred Stock Dividends

         The ratio of earnings from continuing operations to fixed charges and preferred stock dividends for the first quarters of 2001 and 2000 was .72x and 2.33x, respectively. In 2001, earnings were insufficient to cover fixed charges and preferred stock dividends by $3.8 million. In 2000, the ratio was significantly impacted by the insurance proceeds of $16.0 million and gains resulting from divestitures of $10.0 million. If these items were excluded from the calculation in the first quarter of 2001, the ratio of earnings from continuing operations to fixed charges and preferred stock dividends would be
 .64x and earnings would not have been sufficient to cover fixed charges and preferred stock dividends by $5.6 million. On that basis, the improvement of the ratio from .64x to .72x is due primarily to the decrease in interest expense discussed in "Results of Operations."

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operations and available credit facilities are considered adequate to fund both the short-term and long-term capital needs of the Company. As of February 28, 2001, the company had $65.4 million available to be drawn under its revolving credit facility and an amount up to $5.0 million available to be drawn under its Receivables Agreement, based on a formula of total receivables outstanding as of a certain date. In addition, the Company's European operations had several unsecured lines of credit totaling $6.9 million of which $4.0 million was available to draw as of February 28, 2001. The Company was in compliance with the covenants of its Credit Agreement, Subordinated Notes and the European credit agreements.

         The Company enters into interest rate swap agreements to manage its variable interest rate exposure. Per the terms of the swap agreement, the Company exchanges, at specified intervals, the difference between fixed and variable interest amounts based on a certain notional amount. During the first quarter ended February 28, 2001, the Company had an interest rate swap agreement in a notional amount of $150 million which matured on February 26, 2001. Under this agreement, the Company paid a fixed interest rate of 5.805% plus the applicable spread. In addition, during the first quarter ended February 28, 2001, the Company entered into various swap agreements effectively fixing the interest rate on $90 million of the Company's debt under the Credit Agreement at a weighted average interest rate of 5.678% which commence March 5, 2001 and mature December 15, 2003.

         The Company has reached an agreement in principle to settle the last remaining claim from EPI's Chapter 11 reorganization. It is anticipated the second and final bankruptcy distribution of approximately $10.6 million will be made in 2001, after the settlement of this last claim is final.

         The Company's results of operations in fiscal year 2001 may be adversely affected by the continuing economic slowdown currently being experienced throughout all industry segments in the United States. The economic slowdown, along with the contractual tightening of the Interest Coverage Ratio requirement under the Company's Credit Agreement beginning in the quarter ended February 28, 2001, places the Company at risk of not being able to comply with all of the covenants of the Credit Agreement. In the event the Company cannot comply with the terms of the Credit Agreement as currently written, it will be necessary for the Company to obtain a waiver or renegotiate its loan covenants. Based on the Company's discussions with its Lenders, the Company believes it would be able to renegotiate the terms of the existing Credit Agreement, but there can be no assurance that such negotiations will be successful. Any agreement to amend the covenants will likely require a payment of a fee and the increase of the interest rates payable by the Company on its debt under both the Credit Agreement and the Receivables Agreement. The amount of such fee and increase would be determined in the negotiations for the amendment.

     The Receivables Agreement has a term of 364 days and it is expected to be renewed for an additional 364 days upon maturity.

     Other

EURO CONVERSION

       On January 1, 1999, eleven members of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing local currencies and the euro. During the transition period, which runs from January 1, 1999 through December 31, 2002, transactions may take place using either the euro or a local currency. However, conversion rates are no longer be computed directly from one local currency to another, but are converted from one local currency into an amount denominated in euro, then are converted from the euro denominated amount into the second local currency. On July 1, 2002, the local currencies will no longer be legal tender for any transactions.

       The Company has both operating divisions and domestic export customers located in Europe. In 2000, combined revenues from these sources were approximately 13% of total revenues. The Company has operations in Germany, which is participating in the euro conversion, and the United Kingdom, which has elected not to participate at this time. Our operations in Germany have adopted the euro as their reporting currency, although many transactions, such as payroll, some billing and vendor invoicing, still occur in local currencies. The costs associated with the conversion to date have not been material.

       The Company is currently assessing the competitive impact of the euro conversion on the Company's operations, both in Europe and in the United States. In markets where sales are made in U.S. dollars, there may be pressures to denominate sales in the euro, however, exchange risks resulting from these transactions could be mitigated through hedging. Pressures to price products in euros may be more urgent for operations located in the United Kingdom, particularly in the automotive industry, as the European automotive industry is somewhat dominated by German companies. The currency risk to the operations located in the United Kingdom could also be hedged, however, the risk is greater on a regional level that the hedging could result in additional costs that could harm the cost competitiveness of those operations.

NEW ACCOUNTING STANDARDS

         In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments .of Liabilities
- a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.

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

FORWARD-LOOKING STATEMENTS

          This report contains statements which, to the extent that they are not statements of historical fact, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934. The words "estimate," "anticipate," "project," "intend," "believe," "expect," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, but are not limited to, statements under the headings "Automotive Segment Outlook," "Technologies Segment Outlook," "Minerals Segment Outlook," and "Company Outlook." Such forward-looking information involves risks and uncertainties that could cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with customers, demand for the Company's products, the ability of the Company to successfully implement productivity improvements and/or cost reduction initiatives, the ability of the Company to develop, market and sell new products, the ability of the Company to obtain raw materials, increased government regulation or changing regulatory policies resulting in higher costs and/or restricting output, increased price competition, currency fluctuations, general economic conditions, acquisitions and divestitures, technological developments and changes in the competitive environment in which the Company operates. Persons reading this report are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company enters into interest rate swap agreements to manage interest rate costs and risks associated with changing interest rates. The differential to be paid or received under these agreements is accrued and recognized as adjustments to interest expense. During the first quarter ended February 28,2001, the Company had an interest rate swap agreement outstanding with a commercial bank having a notional principal amount of %150 million. This agreement effectively changed the interest rate exposure on $150 million of the Company's floating debt to be a fixed rate of 5.805% plus the applicable spread. This agreement matured February 26, 2001. During the first quarter ended February 28, 2001, the Company entered into various interest rate swap agreements with a commercial bank having a total notional amount of $90 million. The effective dates of these agreements are March 5, 2001 and March 15, 2001 and they mature December 5, 2003 and December 15, 2003, respectively. These agreements effectively change the interest rate exposure on $90 million of the Company's floating debt to a fixed rate of 5.678% plus the applicable spread. The Company anticipates entering into additional interest rate swap agreements through the maturity date of the Credit Agreement. The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note G to the Company's Consolidated Financial Statements as of November 30, 2000.

       Loans under the Company's accounts receivable loan agreement ("Receivables Agreement") bear interest at a variable rate equal to market rates on commercial paper having a term similar to the applicable interest period. The Company's industrial revenue bonds ("IRB's") bear interest at variable rates based on the market for similar issues. Loans under the Receivables Agreement and the IRB's are not covered by the Swap Agreements.

       As of February 28, 2001, $174.1 million of revolving and term loans were outstanding under the Credit Agreement, of which, beginning March 5, 2001, interest on $90.0 million is essentially fixed by the Swap Agreements. The interest rate risk on the remaining debt outstanding under the Receivables Agreement and the IRB's, which in the aggregate totals $66.6 million, has not been hedged. Accordingly, a 1% increase in the applicable index rates would result in additional interest expenses of $1.5 million per year, assuming no change in the level of borrowing.

     The Company also enters into various foreign currency forward contracts to hedge a portion of its forecasted sales, generally within the next 12 months. The Company manages most of these exposures for a consolidated basis, which allows for netting certain exposures to take advantage of any natural offsets. The Company's principal areas of exposure are related to sales denominated in the currencies of Europe, Mexico and Canada with the majority of this exposure in European currencies. As of February 28, 2001, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $22.4 million. Based on the fair value of the futures contracts being held as of February 28, 2001, the Company has recorded a net loss of $1.0 million in other comprehensive income in the accompanying Condensed Consolidated Balance Sheet.

         PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On May 8, 1997, Caradon Doors and Windows, Inc. ("Caradon"), filed suit against the Company's wholly owned subsidiary, Eagle-Picher Industries, Inc. ("EPI") in the United States District Court for the Northern District of Georgia (the "Georgia Court") alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in an amount not less than $10 million (the "Caradon suit"). The Caradon suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement in an amount believed to be in excess of $10 million. In June 1997, EPI filed a Motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, ("Bankruptcy Court") seeking an order enforcing EPI's plan of reorganization as confirmed by the Bankruptcy Court in November 1996 (the "Plan") against Caradon, and enjoining the Caradon suit from going forward. The Bankruptcy Court in a decision entered on December 24, 1997, held that the Caradon suit did violate the Plan and enjoined Caradon from pursuing the Caradon suit. Caradon appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of Ohio (the "District Court"), and in a decision entered on February 3, 1999, the District Court reversed and remanded the matter back to the Bankruptcy Court. On January 5, 2001, EPI filed a Motion for Summary Judgment on the issue of whether Caradon was afforded notice of the Plan and the hearing when the Plan was confirmed, a motion which was denied by the Bankruptcy Court on April 5, 2001 based on the Bankruptcy Court's finding that factual issues remain in dispute. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this suit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

         On December 1, 1999, Eagle-Picher Technologies, LLC ("EPT") acquired the depleted zinc distribution business (the "DZ Business") of Isonics Corporation ("Isonics") for approximately $8.2 million, payable $6.7 million at closing and $1.5 million in three installments of $500,000 each payable on the first three anniversaries of the closing. At the time of the acquisition, a single customer represented approximately 55% of the DZ Business. Following the completion of the acquisition, this customer informed EPT that it would no longer be purchasing depleted zinc from an outside supplier. EPT initiated binding arbitration against Isonics on March 26, 2001 with the American Arbitration Association in Dallas, Texas pursuant to contractual dispute resolution procedures. EPT's arbitration demand is based on breach of representations and warranties in the purchase and sale agreement for the DZ Business as well as fraud and negligent misrepresentation, and seeks to recover damages in excess of $10 million and other remedies. While the Company believes it has a meritorious claim against Isonics, there can be no assurance that the Company will obtain any recovery as a result of this claim.

         In connection with the sale of the DZ Business, EPT agreed to sell 200 kg of isotopically purified silicon-28 to Isonics. Due to various factors, EPT has not yet delivered any silicon-28 to Isonics. Isonics has asserted a counterclaim against EPT in the DZ Business arbitration described above for failure to deliver silicon-28, seeking damages in excess of $10 million. EPT believes that any obligation to deliver silicon-28 has been excused by, among other things, a force majeure clause in the purchase and sale agreement for the DZ Business. EPT intends to assert other defenses as well and to defend this counterclaim vigorously. EPT continues to explore alternative processes that may enable it to produce silicon-28, but there is no assurance that such efforts will be successful.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.55 Supplemental Executive Retirement Plan (as amended and restated effective March 27, 2001)

(b)      Reports on Form 8-K

         Form 8-K was filed on March 14, 2001 which contained a March 13, 2001 press release regarding first quarter results.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER HOLDINGS, INC.





                                        /s/ Philip F. Schultz
                                       -----------------------------
                                       Philip F. Schultz
                                       Senior Vice President and

                                       Chief Financial Officer

                                       (Principal Financial Officer)





DATE   April 10, 2001
     -----------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER INDUSTRIES, INC.




                                       /s/ Philip F. Schultz
                                       ----------------------------------
                                       Philip F. Schultz
                                       Senior Vice President and
                                       Chief Financial Officer

                                       (Principal Financial Officer)





DATE   April 10, 2001
     ----------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAISY PARTS, INC.





                                       /s/ Tom B. Scherpenberg
                                       -------------------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)

DATE   April 10, 2001
     ---------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EAGLE-PICHER DEVELOPMENT COMPANY, INC.





                                       /s/ Tom B. Scherpenberg
                                       ----------------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)

DATE   April 10, 2001
     -------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER FAR EAST, INC.








                                       /s/ Tom B. Scherpenberg
                                       ---------------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)

DATE   April 10, 2001
     ------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER MINERALS, INC.





                                       /s/ Tom B. Scherpenberg
                                       ---------------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)

DATE   April 10, 2001
     ------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER TECHNOLOGIES, LLC





                                       /s/ R. Doug Wright
                                       -------------------------------
                                       R. Doug Wright

                                       Vice President, Controller and Chief
                                       Financial Officer

DATE   April 10, 2001
     --------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HILLSDALE TOOL & MANUFACTURING CO.





                                       /s/ Tom B. Scherpenberg
                                       -------------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)

DATE   April 10, 2001
     --------------------

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

                                       EPMR CORPORATION (F/K/A MICHIGAN
                                       AUTOMOTIVE RESEARCH CORPORATION)





                                       /s/ Tom B. Scherpenberg
                                       ---------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)



DATE   April 10, 2001
     ---------------------

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NO.                    DESCRIPTION

10.55 Supplemental Executive Retirement Plan (as amended and restated effective March 27, 2001)