Form 10-Q
period 2001-05-31
EAGLE PICHER HOLDINGS INC; EAGLE PICHER INDUSTRIES INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER MINERALS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 2001-07-16
CIK 1059364, 30927, 1059567, 1059568, 1059570, 1059572, 1059573, 1059575, 1059576

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended May 31, 2001    Commission file number 333-49957-01
                                                            -------------



                           EAGLE-PICHER HOLDINGS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                 13-3989553
---------------------------------      --------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


         250 East Fifth Street, Suite 500, Cincinnati, Ohio    45202
-----------------------------------------------------------------------------
         (Address of principal executive offices)             Zip Code


Registrant's telephone number, including area code    513-721-7010
                                                  ---------------------------



                                (Not Applicable)
-----------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


EAGLE-PICHER HOLDINGS, INC. IS FILING THIS REPORT VOLUNTARILY IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE TERMS OF ITS 9 3/8% SENIOR SUBORDINATED NOTES AND 11 3/4% SERIES B CUMULATIVE EXCHANGEABLE PREFERRED STOCK AND IS NOT REQUIRED TO FILE THIS REPORT PURSUANT TO EITHER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. (See explanatory note immediately above.)
Yes X   No
   ---    ---
Indicate by check mark whether the additional registrant, Eagle-Picher Industries, Inc., has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the
distribution of securities under a plan confirmed by a court. Yes X   No
                                                                 ---    ---


625,001 shares of Class A common capital stock, $.01 par value each, were outstanding at July 12, 2001.

374,999 shares of Class B common capital stock, $.01 par value each, were outstanding at July 12, 2001.

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

                                TABLE OF CONTENTS





                                                                        Page
                                                                       Number
                                                                       ------


                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................   4

     Condensed Consolidated Statements of Income (Loss)(Unaudited).....   4
     Condensed Consolidated Balance Sheets (Unaudited).................   5
     Condensed Consolidated Statements of Cash Flows (Unaudited).......   7
     Notes to Condensed Consolidated Financial Statements (Unaudited)..   9

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations...............................  21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....  29


                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................  31

Item 6.  Exhibits and Reports on Form 8-K..............................  31

Signatures.............................................................  32

Exhibit Index..........................................................  41

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                           EAGLE-PICHER HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)(UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                         Three Months Ended          Six Months Ended
                                                                May 31                     May 31
                                                         -------------------         ----------------

                                                           2001         2000         2001         2000
                                                           ----         ----         ----         ----
Net Sales                                               $ 184,127    $ 197,851    $ 348,156    $ 400,116

Operating Costs and Expenses:
Cost of products sold (exclusive
  of depreciation)                                        147,499      156,091      277,627      316,259
Selling and administrative                                 13,611       17,438       24,871       34,949
Depreciation                                               11,379       10,562       21,632       21,581
Amortization of intangibles                                 4,149        4,097        8,105        8,208
Proceeds from insurance settlement                           --           --           --        (16,000)
Divestitures                                                  500       (4,333)         500      (14,309)
Management compensation - special                           1,889        1,560        1,889        1,560
Other                                                         (62)        (226)        (269)        (388)
                                                        ---------    ---------    ---------    ---------
                                                          178,965      185,189      334,355      351,860
                                                        ---------    ---------    ---------    ---------

Operating Income                                            5,162       12,662       13,801       48,256

Interest expense                                          (10,078)     (10,932)     (20,250)     (23,024)
Other income(expense)                                         (66)        (246)         839         (377)
                                                        ---------    ---------    ---------    ---------

Income(Loss)from Continuing Operations
  Before Taxes                                             (4,982)       1,484       (5,610)      24,855

Income Taxes (Benefit)                                     (1,645)       3,000       (1,775)      14,900
                                                        ---------    ---------    ---------    ---------

Income (Loss) from Continuing Operations                   (3,337)      (1,516)      (3,835)       9,955

Discontinued Operations:
  Loss from operations of discontinued
  segment, net of income taxes (benefit) of
  $ - , ($250), $(900) and $(1,150)                          --             87       (1,657)        (787)

  Loss on disposal of business segment
  including provisions of $682 and $1,768
  for operating losses during phase-out
  periods, net of income tax benefits of
  $1,575 and $9,800                                        (2,925)        --        (18,200)        --
                                                        ---------    ---------    ---------    ---------

Net Income (Loss)                                       $  (6,262)   $  (1,429)   $ (23,692)   $   9,168
                                                        =========    =========    =========    =========
Income (Loss) Applicable to
  Common Shareholders                                   $  (9,580)   $  (4,224)   $ (30,144)   $   3,413
                                                        =========    =========    =========    =========

Comprehensive Income (Loss)                             $  (7,082)   $  (1,847)   $ (24,589)   $   7,732
                                                        =========    =========    =========    =========

Earnings per Share:
  Income (loss) from continuing
    operations                                          $   (6.77)   $   (4.31)   $  (10.45)   $    4.20

  Discontinued operations net
    income (loss)                                           (2.97)         .09       (20.17)        (.79)
                                                        ---------    ---------    ---------    ---------

  Net Income (loss)                                     $   (9.74)   $   (4.22)   $  (30.62)   $    3.41
                                                        =========    =========    =========    =========


   See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                            May 31    November 30
ASSETS                                                       2001         2000
                                                             ----         ----
CURRENT ASSETS
  Cash and cash equivalents                                $  8,310     $  7,467
  Receivables, less allowances                              119,354      104,875
  Inventories:
    Raw materials and supplies                               25,863       32,664
    Work in process                                          35,000       37,034
    Finished goods                                           17,110       13,821
                                                           --------     --------
                                                             77,973       83,519
  Net assets of discontinued operations                      14,540       44,080
  Prepaid expenses                                            6,186        7,141
  Deferred income taxes                                      22,326       12,860
                                                           --------     --------

        Total current assets                                248,689      259,942
                                                           --------     --------

PROPERTY, PLANT AND EQUIPMENT                               340,909      316,981
  Less accumulated depreciation                             114,080       90,977
                                                           --------     --------
        Net property, plant and equipment                   226,829      226,004
                                                           --------     --------


EXCESS OF ACQUIRED NET ASSETS OVER COST, net of
 accumulated amortization of $49,878 and
 $41,798, respectively                                      187,582      195,575
                                                           --------     --------


OTHER ASSETS                                                 84,329       86,178
                                                           --------     --------

        Total Assets                                       $747,429     $767,699
                                                           ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         $ 65,661     $ 57,865
  Long-term debt - current portion                           65,416       65,358
  Income taxes                                                2,161        2,682
  Other current liabilities                                  63,945       65,235
                                                           --------     --------
        Total current liabilities                           197,183      191,140

LONG-TERM DEBT - less current portion                       394,318      392,573

DEFERRED INCOME TAXES                                         6,272       10,278

OTHER LONG-TERM LIABILITIES                                  26,347       24,707
                                                           --------     --------

        Total Liabilities                                   624,120      618,698
                                                           --------     --------

11-3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE
 PREFERRED STOCK; authorized 50,000 shares;
 issued and outstanding 14,191 shares                       116,256      109,804
                                                           --------     --------

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)



                                                            May 31      November 30
                                                             2001           2000
                                                             ----           ----
SHAREHOLDERS' EQUITY
  Class A Common stock, authorized 625,001 shares,
    $.01 par value each; issued and outstanding
    625,001 shares                                               6            6

Class B Common stock, authorized 374,999 shares,
  $.01 par value each; issued and outstanding
  374,999 shares                                                 4            4

Additional paid-in capital                                  99,991       99,991
Deficit                                                    (86,284)     (56,140)
Other comprehensive income                                  (3,190)      (2,293)
                                                         ---------    ---------
                                                            10,527       41,568

Treasury Stock, at cost:  16,500 and 11,500 shares          (3,474)      (2,371)
                                                         ---------    ---------


      Total Shareholders' Equity                             7,053       39,197
                                                         ---------    ---------


      Total Liabilities and Shareholders' Equity         $ 747,429    $ 767,699
                                                         =========    =========



   See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                             Six Months Ended
                                                                   May 31
                                                            ------------------
                                                            2001          2000
                                                            ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $(23,692)     $  9,168
   Adjustments to reconcile net income (loss)
      to net cash provided by
      operating activities:
         Depreciation and amortization                     31,360        31,405
         Provision for discontinued operations             18,200          --
         Divestitures                                         500       (14,309)
         Changes in assets and liabilities,
          net of effect of acquisitions and
          divestitures:
            Receivables                                   (14,492)        7,979
            Inventories                                     5,546        (2,420)
            Accounts payable                                7,796         5,657
            Accrued liabilities                            (1,790)      (11,298)
            Other                                          (1,562)        8,137
                                                         --------      --------


              Net cash provided by
              operating activities                         21,866        34,319
                                                         --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of divisions                          --          83,880
   Acquisitions                                              --          (6,839)
   Capital expenditures                                   (22,344)      (17,522)
   Other                                                   (2,022)        1,012
                                                         --------      --------

               Net cash provided by (used in)
               investing activities                       (24,366)       60,531
                                                         --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                             (9,548)       (7,315)
   Net borrowings (repayments) under revolving
     credit agreements                                     11,556       (82,398)
   Other                                                     (205)         (779)
                                                         --------      --------

              Net cash provided by (used in)
              financing activities                          1,803       (90,492)
                                                         --------      --------

NET CASH PROVIDED BY (USED IN) DISCONTINUED
  OPERATIONS                                                1,540        (3,147)
                                                         --------      --------

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)



                                                               Six Months Ended
                                                                     May 31
                                                               ----------------

                                                                2001        2000
                                                                ----        ----

Net increase in cash and cash equivalents                        843       1,211

Cash and cash equivalents, beginning of period                 7,467      10,071
                                                             -------     -------

Cash and cash equivalents, end of period                     $ 8,310     $11,282
                                                             =======     =======



   Supplemental cash flow information:                          2001        2000
                                                                ----        ----

Cash paid during the three months ended May 31:
       Interest paid                                      $ 14,468      $ 15,976
       Income taxes paid (refunded), net                  $   (135)     $  2,984



Cash paid during the six months ended May 31:
       Interest paid                                      $ 18,704      $ 23,361
       Income taxes paid (refunded), net                  $ (1,902)     $  3,255



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

     The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three months and six months ended May 31, 2001 and May 31, 2000. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.


B.   BASIC EARNINGS PER SHARE

     The calculation of net income (loss) per share is based upon the average number of common shares outstanding, which was 983,500 in the three months ended May 31, 2001, 984,333 in the six months ended May 31, 2001 and 1,000,000 in the three months and six months ended May 31,2000. The net loss applicable to common shareholders represents the net income reduced by, or the net loss increased by, accreted dividends on preferred stock of $3,318 and $6,452 for the three and six months ended May 31, 2001, respectively and $2,795 and $5,755 for the three and six months ended May 31, 2000, respectively. No potential common stock was outstanding during the three months ended May 31, 2001 or 2000.

C.   DISCONTINUED OPERATIONS

     The Board of Directors authorized Management to sell the assets and business of the Construction Equipment Division, which comprises the Machinery Segment. The Company has engaged Seale & Associates, LLC to assist the Company in selling the Segment. The sale is expected to be completed by September 1, 2001.

     Sales were $18,102 and $23,629 in the Machinery Segment in the three months ended May 31, 2001 and May 31, 2000, respectively, and $31,891 and $43,207 in the six months ended May 31, 2001 and 2000, respectively. The Company recorded provisions of $15,275 and $2,925, net of income tax benefits of $8,225 and $1,575, in the first and second quarters of 2001, respectively. These provisions include estimated losses and costs to be incurred in connection with the disposition of the Machinery Segment, including an aggregate of $2,450 of expected losses during the phase-out period through September 1, 2001. An operating loss of $1,657, net of tax, was incurred in the first quarter of 2001. The results of the Machinery Segment's operations have been reported separately as discontinued operations in the consolidated statement of income (loss). Prior year amounts have been restated to present the operations of the Machinery Segment as a discontinued operation.

     The net assets of the discontinued operations have been recorded at their estimated net realizable value under the caption "Net assets of discontinued operations" in the accompanying Consolidated Balance Sheets at May 31, 2001 and November 30, 2000. At May 31, 2001, total assets of the Machinery Segment, which consisted primarily of accounts receivable, inventory, property, plant and equipment and goodwill, were $49,186. Total liabilities of the Machinery Segment were $34,646 and consisted of accounts payable and accrued liabilities.

D.   LEGAL MATTERS

     For other information on legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K/A for the fiscal year ended November 30, 2000 and
Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2001.

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

     In connection with the sale of the DZ Business, EPT agreed to sell 200 kg of isotopically purified silicon-28 to Isonics. Due to various factors, EPT has not yet delivered any silicon-28 to Isonics. Isonics has asserted a counterclaim against EPT in the DZ Business arbitration described above for failure to deliver silicon-28, seeking damages in excess of $10 million. EPT believes that any obligation to deliver silicon-28 has been excused by, among other things, a force majeure clause in the purchase and sale agreement for the DZ Business. Contemporaneously with the purchase and sale of the DZ Business, EPT and Isonics entered into a supply agreement (the "Supply Agreement") pursuant to which EPT agreed that, commencing upon delivery of 200 kg of silicon-28, EPT would devote the capacity of a pilot plant used to produce such material to producing silicon-28 and sell all silicon-28 produced in such pilot plant and meeting certain specifications, as well as any silicon-29 or silicon-30 actually produced as a byproduct, to Isonics for a ten year term. Isonics amended its counterclaim in the DZ Business arbitration to assert a claim that the Supply Agreement requires EPT to produce a certain amount of silicon-28, silicon-29 and silicon-30 and alleging damages of not less than $75 million for anticipatory breach of such alleged obligation. EPT believes that the terms of the Supply Agreement and applicable law clearly establish that the Supply Agreement does not impose any obligation to produce any quantity of silicon-28, silicon-29 or silicon-30 and that Isonics' claims are without merit. Isonics also amended its counterclaim to allege that EPT's parent company, Eagle-Picher Industries, Inc. ("EPI") is liable for any damages of EPT under an "alter ego" theory, a claim which EPI and EPT believe is also without merit. EPT and EPI intend to assert other defenses as well and to defend this counterclaim vigorously. EPT continues to explore alternative processes that may enable it to produce silicon-28, but there is no assurance that such efforts will be successful.

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

     The accounting policies used to develop segment information correspond to those disclosed in the Company's consolidated financial statements for the year ended November 30, 2000 included in Form 10-K/A. Sales between segments are not material. The Company does not allocate certain corporate expenses to its segments.

     Information about reported segment income or loss is as follows for the three months ended May 31, 2001 and 2000:


                                                Three Months Ended        Six Months Ended
                                                       May 31                   May 31
                                                ------------------        -----------------
                                                  2001        2000         2001        2000
                                                  ----        ----         ----        ----
                                                           (In thousands of dollars)
Net Sales
  Automotive                                  $ 114,751    $ 122,800    $ 215,538    $ 237,487
  Technologies                                   52,460       46,813      100,327       88,602
  Minerals                                       16,916       17,467       32,291       32,853
  Divested Divisions                               --         10,771         --         41,174
                                              ---------    ---------    ---------    ---------

    Total                                     $ 184,127    $ 197,851    $ 348,156    $ 400,116
                                              =========    =========    =========    =========

Income (Loss) from Continuing
Operations Before Taxes:
  Automotive                                  $  (2,054)   $   1,073    $  (2,410)   $   4,066
  Technologies                                     (788)        (649)        (207)        (270)
  Minerals                                          126          929         (432)         542
  Divested Divisions                               (500)       3,028         (500)       9,777
  Corporate                                      (1,766)      (2,897)      (2,061)      10,740
                                              ---------    ---------    ---------    ---------
                                              $  (4,982)   $   1,484    $  (5,610)   $  24,855
                                              =========    =========    =========    =========
    Total

Depreciation and Amortization:
  Automotive                                  $  10,133    $   8,807    $  19,383    $  17,092
  Technologies                                    3,776        3,482        7,363        6,958
  Minerals                                        1,390        1,488        2,740        2,977
  Divested Divisions                               --            685         --          2,370
  Corporate                                         229          197          251          392
                                              ---------    ---------    ---------    ---------

    Total                                     $  15,528    $  14,659    $  29,737    $  29,789
                                              =========    =========    =========    =========

Interest Expense:
  Automotive                                  $   5,308    $   6,174    $  10,856    $   9,780
  Technologies                                    3,787        3,301        7,528        6,233
  Minerals                                        1,060          678        2,131        1,593
  Divested Divisions                               --          1,080         --          2,669
  Corporate/Intersegment                            (77)        (301)        (265)       2,749
                                              ---------    ---------    ---------    ---------

    Total                                     $  10,078    $  10,932    $  20,250    $  23,024
                                              =========    =========    =========    =========


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

G.   SUPPLEMENTAL GUARANTOR INFORMATION

     The indebtedness of the Company's wholly-owned subsidiary, EPI, includes a syndicated secured loan facility ("Credit Agreement") and $220.0 million in senior subordinated notes ("Subordinated Notes"). Both the Credit Agreement and the Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by the Company and certain of EPI'S wholly-owned domestic subsidiaries ("Subsidiary Guarantors") including Carpenter Enterprises Ltd., which was acquired in 1999, and Eagle-Picher Acceptance Corporation, which was formed in 1999. Management has determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors and such financial statements are not presented. The following supplemental condensed combining financial statements present information regarding EPI, the Subsidiary Guarantors and the subsidiaries that did not guarantee the debt.

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

                           EAGLE-PICHER HOLDINGS,INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                         THREE MONTHS ENDED MAY 31, 2001


                                                                                           GUARANTORS
                                                                           --------------------------------------------
                                                                               EAGLE-PICHER           SUBSIDIARY
                                                             ISSUER           HOLDINGS, INC.          GUARANTORS
                                                       ------------------  -------------------  -----------------------
                                                                              (IN THOUSANDS OF DOLLARS)
 Net Sales
   Customers                                            $  11,914           $    --                    $ 149,951
   Intercompany                                             3,520                --                        3,652

Operating Costs and Expenses:
   Cost of products sold                                    9,123                --                      128,043
   Selling administrative                                   5,979                --                        5,647
   Intercompany charges                                    (1,792)               --                        1,753
   Depreciation                                             1,029                --                        9,389
   Amortization of intangibles                                930                --                        2,860
   Other                                                    2,378                --                          (44)
                                                        ---------           ---------                  ---------
       Total                                               17,647                --                      147,648
                                                        ---------           ---------                  ---------

Operating Income                                           (2,213)               --                        5,955

Other Income (Expense)
   Interest expense                                        (2,717)               --                       (8,872)
   Other income (expense)                                     943                --                        1,607
   Equity in earnings of
    consolidated subsidiaries                                (809)             (6,261)                        40
                                                        ---------           ---------                  ---------

Income (Loss) from Continuting                             (4,796)             (6,261)                    (1,270)
    Operations Before Taxes

Income Taxes (Benefit)                                     (2,512)               --                          (16)
                                                        ---------           ---------                  ---------

Net Income (Loss) from Continuing
    Operations                                             (2,284)             (6,261)                    (1,254)

Discontinued Operations                                    (2,925)               --                         --
                                                        ---------           ---------                  ---------

Net Income (Loss)                                       $  (5,209)          $  (6,261)                 $  (1,254)
                                                        =========           =========                  =========



                                                            NON-GUARANTORS
                                                               FOREIGN
                                                             SUBSIDIARIES           ELIMINATIONS         TOTAL
                                                        ---------------------    -----------------  ----------------
                                                                            (IN THOUSANDS OF DOLLARS)
 Net Sales
   Customers                                                $  22,262              $    --             $ 184,127
   Intercompany                                                  --                   (7,172)               --

Operating Costs and Expenses:
   Cost of products sold                                       17,712                 (7,379)            147,499
   Selling administrative                                       2,072                    (87)             13,611
   Intercompany charges                                           (48)                    87                --
   Depreciation                                                   961                   --                11,379
   Amortization of intangibles                                    359                   --                 4,149
   Other                                                           (7)                  --                 2,327
                                                            ---------              ---------           ---------
       Total                                                   21,049                 (7,379)            178,965
                                                            ---------              ---------           ---------

Operating Income                                                1,213                    207               5,162

Other Income (Expense)
   Interest expense                                              (480)                 1,991             (10,078)
   Other income (expense)                                         (56)                (2,560)                (66)
   Equity in earnings of
    consolidated subsidiaries                                    --                    7,030                --
                                                            ---------              ---------           ---------

Income (Loss) from Continuting                                    677                  6,668              (4,982)
    Operations Before Taxes

Income Taxes (Benefit)                                            883                   --                (1,645)
                                                            ---------              ---------           ---------

Net Income (Loss) from Continuing
    Operations                                                   (206)                 6,668              (3,337)

Discontinued Operations                                           (10)                    10              (2,925)
                                                            ---------              ---------           ---------

Net Income (Loss)                                           $    (216)             $   6,678           $  (6,262)
                                                            =========              =========           =========

                           EAGLE-PICHER HOLDINGS,INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                          SIX MONTHS ENDED MAY 31, 2001


                                                                                            GUARANTORS
                                                                           --------------------------------------------
                                                                               EAGLE-PICHER           SUBSIDIARY
                                                             ISSUER           HOLDINGS, INC.          GUARANTORS
                                                       ------------------  -------------------  -----------------------
                                                                             (IN THOUSANDS OF DOLLARS)
 Net Sales
   Customers                                            $  24,784             $    --                 $ 277,381
   Intercompany                                             7,370                  --                     7,521

Operating Costs and Expenses:
   Cost of products sold                                   18,563                  --                   237,212
   Selling administrative                                  10,813                  --                    10,085
   Intercompany charges                                    (3,321)                 --                     3,243
   Depreciation                                             2,155                  --                    17,693
   Amortization of intangibles                              1,864                  --                     5,526
   Other                                                    2,237                  --                      (100)
                                                        ---------             ---------               ---------
       Total                                               32,311                  --                   273,659
                                                        ---------             ---------               ---------

Operating Income                                             (157)                 --                    11,243

Other Income (Expense)
   Interest expense                                        (4,960)                 --                   (18,181)
   Other income (expense)                                     905                  --                     3,486
   Equity in earnings of
    consolidated subsidiaries                              (1,817)              (23,692)                    701
                                                        ---------             ---------               ---------

Income (Loss) from Continuting                             (6,029)              (23,692)                 (2,751)
    Operations Before Taxes

Income Taxes (Benefit)                                     (3,283)                 --                       (15)
                                                        ---------             ---------               ---------

Net Income (Loss) from Continuing
    Operations                                             (2,746)              (23,692)                 (2,736)

Discontinued Operations                                   (19,857)                 --                      --
                                                        ---------             ---------               ---------

Net Income (Loss)                                       $ (22,603)            $ (23,692)              $  (2,736)
                                                        =========             =========               =========



                                                            NON-GUARANTORS
                                                               FOREIGN
                                                             SUBSIDIARIES           ELIMINATIONS         TOTAL
                                                        ---------------------    -----------------  ----------------
                                                                             (IN THOUSANDS OF DOLLARS)
 Net Sales
   Customers                                                  $  45,991             $    --             $ 348,156
   Intercompany                                                       1               (14,892)               --

Operating Costs and Expenses:
   Cost of products sold                                         36,952               (15,100)            277,627
   Selling administrative                                         4,148                  (175)             24,871
   Intercompany charges                                             (97)                  175                --
   Depreciation                                                   1,784                  --                21,632
   Amortization of intangibles                                      715                  --                 8,105
   Other                                                            (17)                 --                 2,120
                                                              ---------             ---------           ---------
       Total                                                     43,485               (15,100)            334,355
                                                              ---------             ---------           ---------

Operating Income                                                  2,507                   208              13,801

Other Income (Expense)
   Interest expense                                              (1,031)                3,922             (20,250)
   Other income (expense)                                           939                (4,491)                839
   Equity in earnings of
    consolidated subsidiaries                                      --                  24,808                --
                                                              ---------             ---------           ---------

Income (Loss) from Continuting                                    2,415                24,447              (5,610)
    Operations Before Taxes

Income Taxes (Benefit)                                            1,523                  --                (1,775)
                                                              ---------             ---------           ---------

Net Income (Loss) from Continuing
    Operations                                                      892                24,447              (3,835)

Discontinued Operations                                              27                   (27)            (19,857)
                                                              ---------             ---------           ---------

Net Income (Loss)                                             $     919             $  24,420           $ (23,692)
                                                              =========             =========           =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                          SIX MONTHS ENDED MAY 31, 2001


                                                                                                     GUARANTORS
                                                                                  ------------------------------------------------
                                                                                         EAGLE-PICHER             SUBSIDIARY
                                                                   ISSUER               HOLDINGS, INC.            GUARANTORS
                                                               ---------------    ------------------------        ----------------
                                                                                        (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                               $(22,603)               $(23,692)                   $ (2,736)
Adjustments to reconcile net income
      (loss) to cash provided by (used in)
      operating activities:
      Equity in earnings of consolidated subsidiaries              1,817                  23,692                        (701)
      Depreciation and amortization                                5,432                    --                        23,429
      Provision for discontinued operations                       18,200                    --                            --
      Divestitures                                                   500                    --                            --
      Changes in assets and liabilities, net of
       effects of acquisitions and divestitures                    3,525                    --                       (12,712)
                                                                --------                --------                    --------

       Net cash provided by operating activities                   6,871                    --                         7,280
                                                                --------                --------                    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (4,739)                   --                       (12,492)
Other                                                             (1,116)                 (1,103)                       --
                                                                --------                --------                    --------

       Net cash used in investing activities                      (5,855)                 (1,103)                    (12,492)
                                                                --------                --------                    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt                                       (9,548)                   --                          --
Borrowings (repayments) on revolving
      credit agreements                                           11,340                    --                         1,000
Other                                                               --                      --                          --
                                                                --------                --------                    --------

      Net cash provided by (used in) financing
        activities                                                 1,792                    --                         1,000
                                                                --------                --------                    --------

      Net cash provided by (used in) discontinued
        operations                                                 1,540                    --                          --
                                                                --------                --------                    --------

Increase (decrease) in cash and
      cash equivalents                                             4,348                  (1,103)                     (4,212)

Intercompany accounts                                             (3,657)                  1,103                       4,195

CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                          1,297                       1                         539
                                                                --------                --------                    --------

CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                             $  1,988                $      1                    $    522
                                                                ========                ========                    ========



                                                                   NON-GUARANTORS
                                                                      FOREIGN
                                                                     SUBSIDIARIES            ELIMINATIONS              TOTAL
                                                                  ------------------       ----------------         -----------
                                                                                        (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                    $    919                 $ 24,420                 $(23,692)
Adjustments to reconcile net income
      (loss) to cash provided by (used in)
      operating activities:
      Equity in earnings of consolidated subsidiaries                    --                    (24,808)                    --
      Depreciation and amortization                                     2,499                     --                     31,360
      Provision for discontinued operations                              --                       --                     18,200
      Divestitures                                                       --                       --                        500
      Changes in assets and liabilities, net of
       effects of acquisitions and divestitures                         1,706                    2,979                   (4,502)
                                                                     --------                 --------                 --------

       Net cash provided by operating activities                        5,124                    2,591                   21,866
                                                                     --------                 --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                   (5,113)                    --                    (22,344)
Other                                                                     197                     --                     (2,022)
                                                                     --------                 --------                 --------
                                                                                                  --
       Net cash used in investing activities                           (4,916)                    --                    (24,366)
                                                                     --------                 --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt                                              --                       --                     (9,548)
Borrowings (repayments) on revolving
      credit agreements                                                  (784)                    --                     11,556
Other                                                                    (205)                    --                       (205)
                                                                     --------                 --------                 --------

      Net cash provided by (used in) financing
        activities                                                       (989)                    --                      1,803
                                                                     --------                 --------                 --------

      Net cash provided by (used in) discontinued
        operations                                                       --                       --                      1,540
                                                                     --------                 --------                 --------

Increase (decrease) in cash and
      cash equivalents                                                   (781)                   2,591                      843

Intercompany accounts                                                   1,992                   (3,633)                    --

CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                               4,313                    1,317                    7,467
                                                                     --------                 --------                 --------

CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                                  $  5,524                 $    275                 $  8,310
                                                                     ========                 ========                 ========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                               AS OF MAY 31, 2001


                                                                                 GUARANTORS
                                                                   --------------------------------------------
                                                                      EAGLE-PICHER                SUBSIDIARY
                                                      ISSUER          HOLDINGS, INC.              GUARANTORS
                                                   -----------     ---------------------       ----------------
                                                                         (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents                          $   1,988          $       1                  $     522
Receivables, net                                     (11,496)              --                      115,301
Intercompany accounts receivable                       4,496               --                        4,904
Inventories                                            3,963               --                       63,012
Net assets of discontinued operations                 14,380               --                         --
Prepaid expenses                                       1,367               --                        2,759
Deferred income taxes                                 22,660               --                         --
                                                   ---------          ---------                  ---------
              Total current assets                    37,358                  1                    186,498

Property, Plant & Equipment, net                      24,755               --                      177,042

Investment in Subsidiaries                            81,874            126,506                     12,301

Excess of Acquired Net Assets Over Cost, net          43,807               --                      126,304

Other Assets                                         102,677               --                       13,340
                                                   ---------          ---------                  ---------

     Total Assets                                  $ 290,471          $ 126,507                  $ 515,485
                                                   =========          =========                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                   $   8,068          $    --                    $  50,947
Intercompany accounts payable                            504               --                         --
Long-term debt - current portion                      20,795               --                       43,750
Income taxes                                           1,611               --                         --
Other current liabilities                             42,609               --                       18,161
                                                   ---------          ---------                  ---------
              Total current liabilities               73,587               --                      112,858

Long-term Debt - less current portion                392,191               --                       32,562

Deferred Income Taxes                                  8,450               --                         --

Other Long-Term Liabilities                           23,694                 14                      1,000
                                                   ---------          ---------                  ---------

              Total Liabilities                      497,922                 14                    146,420

Intercompany Accounts                               (320,726)              --                      281,778

11 3/4% Cumulative Redeemable
              Exchangeable Preferred Stock              --              116,256                       --

Shareholders' Equity                                 113,275             10,237                     87,287
                                                   ---------          ---------                  ---------

             Total Liabilities and Shareholders'
                         Equity                    $ 290,471          $ 126,507                  $ 515,485
                                                   =========          =========                  =========




                                                    NON-GUARANTORS
                                                        FOREIGN
                                                     SUBSIDIARIES         ELIMINATIONS            TOTAL
                                                   ----------------      --------------         ---------
                                                                    (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents                            $   5,524             $     275            $   8,310
Receivables, net                                        15,549                  --                119,354
Intercompany accounts receivable                           128                (9,528)                --
Inventories                                             12,257                (1,259)              77,973
Net assets of discontinued operations                    6,484                (6,324)              14,540
Prepaid expenses                                         2,597                  (537)               6,186
Deferred income taxes                                     --                    (334)              22,326
                                                     ---------             ---------            ---------
              Total current assets                      42,539               (17,707)             248,689

Property, Plant & Equipment, net                        25,075                   (43)             226,829

Investment in Subsidiaries                              10,857              (231,538)                 -0-

Excess of Acquired Net Assets Over Cost, net            20,611                (3,140)             187,582

Other Assets                                               669               (32,357)              84,329
                                                     ---------             ---------            ---------

     Total Assets                                    $  99,751             $(284,785)           $ 747,429
                                                     =========             =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                     $   6,646             $    --              $  65,661
Intercompany accounts payable                            8,301                (8,805)                --
Long-term debt - current portion                         4,050                (3,179)              65,416
Income taxes                                               550                  --                  2,161
Other current liabilities                                3,175                  --                 63,945
                                                     ---------             ---------            ---------
              Total current liabilities                 22,722               (11,984)             197,183

Long-term Debt - less current portion                    2,127               (32,562)             394,318

Deferred Income Taxes                                     --                  (2,178)               6,272

Other Long-Term Liabilities                              1,639                  --                 26,347
                                                     ---------             ---------            ---------

              Total Liabilities                         26,488               (46,724)             624,120

Intercompany Accounts                                   37,262                 1,686                 --

11 3/4% Cumulative Redeemable
              Exchangeable Preferred Stock                --                    --                116,256

Shareholders' Equity                                    36,001              (239,747)               7,053
                                                     ---------             ---------            ---------

             Total Liabilities and Shareholders'
                         Equity                      $  99,751             $(284,785)           $ 747,429
                                                     =========             =========            =========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                         THREE MONTHS ENDED MAY 31, 2000


                                                                                                         GUARANTORS
                                                                                       --------------------------------------------
                                                                                             EAGLE-PICHER             SUBSIDIARY
                                                                           ISSUER           HOLDINGS, INC.           GUARANTORS
                                                                         ----------    --------------------------------------------
                                                                                             (IN THOUSANDS OF DOLLARS)
 Net Sales
     Customers                                                            $  22,351         $    --                   $ 153,068
     Intercompany                                                             3,963              --                       4,493

Operating Costs and Expenses:
     Cost of products sold (exclusive of depreciation)                       18,335              --                     127,984
     Selling and administrative                                               9,519                 2                     5,496
     Management compensation                                                  1,560              --                        --
     Intercompany charges                                                    (3,298)             --                       3,298
     Depreciation                                                             1,450              --                       8,282
     Amortization of intangibles                                              1,077              --                       2,780
     (Gain) loss on sales of divisions                                       (1,100)             --                        --
     (Gain) loss on sales of assets                                             (34)             --                        (202)
                                                                          ---------         ---------                 ---------
            Total                                                            27,509                 2                   147,638
                                                                          ---------         ---------                 ---------

Operating Income (Loss)                                                      (1,195)               (2)                    9,923

Other Income (Expense)
     Interest expense                                                        (1,950)             --                      (8,347)
     Other income (expense)                                                     174              --                         532
     Equity in earnings of
       consolidated subsidiaries                                              2,198            (1,427)                      419
                                                                          ---------         ---------                 ---------

Income (Loss) Before Taxes                                                     (773)           (1,429)                    2,527

Income Taxes (Benefit)                                                          296              --                       3,180
                                                                          ---------         ---------                 ---------

Net Income (Loss) from Continuing Operations                                 (1,069)           (1,429)                     (653)

Discontinued Operations                                                          87              --                        --
                                                                          ---------         ---------                 ---------

Net Income (Loss)                                                         $    (982)        $  (1,429)                $    (653)
                                                                          =========         =========                 =========



                                                                         NON-GUARANTORS
                                                                             FOREIGN
                                                                          SUBSIDIARIES           ELIMINATIONS           TOTAL
                                                                        ----------------       ---------------       -----------
                                                                                           (IN THOUSANDS OF DOLLARS)
 Net Sales
     Customers                                                            $  22,432              $    --              $ 197,851
     Intercompany                                                                (1)                (8,455)                --

Operating Costs and Expenses:
     Cost of products sold (exclusive of depreciation)                       18,227                 (8,455)             156,091
     Selling and administrative                                               2,421                   --                 17,438
     Management compensation                                                   --                     --                  1,560
     Intercompany charges                                                      --                     --                   --
     Depreciation                                                               830                   --                 10,562
     Amortization of intangibles                                                240                   --                  4,097
     (Gain) loss on sales of divisions                                       (3,233)                  --                 (4,333)
     (Gain) loss on sales of assets                                              10                   --                   (226)
                                                                          ---------              ---------            ---------
            Total                                                            18,495                 (8,455)             185,189
                                                                          ---------              ---------            ---------

Operating Income (Loss)                                                       3,936                   --                 12,662

Other Income (Expense)
     Interest expense                                                        (1,132)                   497              (10,932)
     Other income (expense)                                                    (455)                  (497)                (246)
     Equity in earnings of
       consolidated subsidiaries                                               --                   (1,190)                --
                                                                          ---------              ---------            ---------

Income (Loss) Before Taxes                                                    2,349                 (1,190)               1,484

Income Taxes (Benefit)                                                         (476)                  --                  3,000
                                                                          ---------              ---------            ---------

Net Income (Loss) from Continuing Operations                                  2,825                 (1,190)              (1,516)

Discontinued Operations                                                          26                    (26)                  87
                                                                          ---------              ---------            ---------

Net Income (Loss)                                                         $   2,851              $  (1,216)           $  (1,429)
                                                                          =========              =========            =========

                          EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                         SIX MONTHS ENDED MAY 31, 2000



                                                                                       GUARANTORS
                                                                      ------------------------------------------   NON-GUARANTORS
                                                                          EAGLE-PICHER          SUBSIDIARY            FOREIGN
                                                          ISSUER          HOLDINGS, INC.        GUARANTORS          SUBSIDIARIES
                                                        ----------    --------------------      ----------------   --------------
                                                                                (IN THOUSANDS OF DOLLARS)
 Net Sales
    Customers                                           $  46,939       $    --                 $ 295,039           $  58,138
    Intercompany                                            8,128            --                     7,048                --

Operating Costs and Expenses:
    Cost of products sold (exclusive of depreciation)      37,762            --                   244,065              49,608
    Selling and administrative                             17,824               7                  11,672               5,484
    Management compensation                                 1,560            --                      --                  --
    Intercompany charges                                   (6,692)           --                     6,691                 (37)
    Depreciation                                            3,053            --                    16,322               2,206
    Amortization of intangibles                             2,206            --                     5,522                 480
    Proceeds from insurance settlement                    (16,000)           --                      --                  --
    (Gain) loss on sales of subsidiaries                    1,260            --                    (3,976)            (11,593)
    (Gain) loss on sales of assets                            (34)           --                      (394)                  7
                                                        ---------       ---------               ---------           ---------
        Total                                              40,939               7                 279,902              46,155
                                                        ---------       ---------               ---------           ---------

Operating Income (Loss)                                    14,128              (7)                 22,185              11,983

Other Income (Expense)
    Interest expense                                       (5,689)           --                   (15,799)             (2,639)
    Other income (expense)                                    403            --                     1,058                (735)
    Equity in earnings of
      consolidated subsidiaries                            11,312           9,175                     770                --
                                                        ---------       ---------               ---------           ---------

Income (Loss) Before Taxes                                 20,154           9,168                   8,214               8,609

Income Taxes                                                9,314            --                     5,465                 121
                                                        ---------       ---------               ---------           ---------

Net Income (Loss) from Continuing Operations               10,840           9,168                   2,749               8,488

Dicontinued Operations                                       (787)           --                      --                    78
                                                        ---------       ---------               ---------           ---------

Net Income (Loss)                                       $  10,053       $   9,168               $   2,749           $   8,566
                                                        =========       =========               =========           =========




                                                         ELIMINATIONS           TOTAL
                                                        --------------        ---------
                                                            (IN THOUSANDS OF DOLLARS)
 Net Sales
    Customers                                            $    --              $ 400,116
    Intercompany                                           (15,176)                --

Operating Costs and Expenses:
    Cost of products sold (exclusive of depreciation)      (15,176)             316,259
    Selling and administrative                                 (38)              34,949
    Management compensation                                   --                  1,560
    Intercompany charges                                        38                 --
    Depreciation                                              --                 21,581
    Amortization of intangibles                               --                  8,208
    Proceeds from insurance settlement                        --                (16,000)
    (Gain) loss on sales of subsidiaries                      --                (14,309)
    (Gain) loss on sales of assets                              33                 (388)
                                                         ---------            ---------
        Total                                              (15,143)             351,860
                                                         ---------            ---------

Operating Income (Loss)                                        (33)              48,256

Other Income (Expense)
    Interest expense                                         1,103              (23,024)
    Other income (expense)                                  (1,103)                (377)
    Equity in earnings of
      consolidated subsidiaries                            (21,257)                --
                                                         ---------            ---------

Income (Loss) Before Taxes                                 (21,290)              24,855

Income Taxes                                                  --                 14,900
                                                         ---------            ---------

Net Income (Loss) from Continuing Operations               (21,290)               9,955

Dicontinued Operations                                         (78)                (787)
                                                         ---------            ---------

Net Income (Loss)                                        $ (21,368)           $   9,168
                                                         =========            =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                          SIX MONTHS ENDED MAY 31, 2000




                                                                          GUARANTORS
                                                               ----------------------------- NON-GUARANTORS
                                                                 EAGLE-PICHER    SUBSIDIARY     FOREIGN
                                                   ISSUER        HOLDINGS, INC.  GUARANTORS   SUBSIDIARIES    ELIMINATIONS   TOTAL
                                                   -------     ----------------- ----------- ---------------  ------------  --------
                                                                           (IN THOUSANDS OF DOLLARS)
Cash Flows From Operating Activities:
Net Income (Loss)                                      10,053         9,168         2,749         8,566       (21,368)        9,168
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Equity in earnings (loss) of consolidated
    subsidiaries                                      (11,312)       (9,175)         (770)         --          21,257          --
  Depreciation and amortization                         6,669          --          22,050         2,686          --          31,405
  (Gain) loss on sales of divisions                     1,260          --          (3,976)      (11,593)         --         (14,309)
  Changes in assets and liabilities, net of
    effect of acquisitions and divestitures            20,469             7         5,290       (11,517)       (6,194)        8,055
                                                      --------       -------       -------      --------       -------       -------

              Net cash provided by (used in)
                            operating activities       27,139          --          25,343       (11,858)       (6,305)       34,319
                                                      --------       -------       -------      --------       -------       -------

Cash Flows From Investing Activities:
Proceeds from sales of divisions                       45,834          --          10,430        27,616          --          83,880
Acquisition of division                                  --            --          (6,839)         --            --          (6,839)
Capital expenditures                                     (653)         --         (13,666)       (3,203)         --         (17,522)
Other                                                   2,269          --             372          (559)       (1,070)        1,012
                                                      --------       -------       -------      --------       -------       -------

              Net cash provided by (used in)
                            investing activities       47,450          --          (9,703)       23,854        (1,070)       60,531
                                                      --------       -------       -------      --------       -------       -------

Cash Flows From Financing Activities:
Reduction of long-term debt                            (7,315)         --            --            --            --          (7,315)
Net borrowings(repayments)under revolving
  credit agreements                                   (63,000)         --          (9,250)      (10,148)         --         (82,398)
Other                                                      (6)         --            --            (773)         --            (779)
                                                      --------       -------       -------      --------       -------       -------

              Net cash financing activities           (70,321)         --          (9,250)      (10,921)         --         (90,492)
                                                      --------       -------       -------      --------       -------       -------

Net Cash Used in Discontinued Operations               (3,147)         --            --            --            --          (3,147)

Increase (decrease) in cash                             1,121          --           6,390         1,075        (7,375)        1,211

Intercompany accounts                                    (776)         --          (6,517)         (220)        7,513          --

Cash and cash equivalents,
  beginning of period                                   4,064             1           870         5,088            48        10,071
                                                      --------       -------       -------      --------       -------       -------

Cash and cash equivalents,
  end of period                                         4,409             1           743         5,943           186        11,282
                                                      ========       =======       =======      ========       =======       =======

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

    The Automotive Segment

         Sales of the Automotive Segment declined 6.6% from $122.8 million in the second quarter of 2000 to $114.8 million in the comparable period of 2001. In the first six months of 2001, net sales were $215.5 million compared to $237.5 million in the same period of 2000. The loss from continuing operations before taxes was $2.1 million and $2.4 million in the quarter and six months ended May 31, 2001 compared to income from continuing operations before taxes of $1.1 million and $4.1 million for the comparable periods in 2000, respectively. The general economic slowdown in the United States has continued to have a negative impact on volumes and operating results, throughout 2001.

   Automotive Segment Outlook

     Sales in the third quarter of the fiscal year are expected to be somewhat lower than those of the second quarter, which is typical in the automotive industry, due to shut-downs in the automotive industry for model changeovers and retooling. Income before taxes is expected to be somewhat lower in the third quarter compared to the second quarter of fiscal year 2001 due to inefficiencies arising out of product-launch activities relating to the record amount of new business achieved in fiscal year 2000 and the effects of the automotive shut-downs. The outlook for the Automotive Segment for fiscal year 2001 provided in the Company's Annual Report on Form 10-K/A continues to represent Management's view of the Automotive Segment.

   The Technologies Segment

         Sales of the Technologies Segment increased 12.1% from $46.8 million in the second quarter of 2000 to $52.5 million in the comparable period of 2001. For the six months ended May 31, 2001 and 2000, net sales were $100.3 million and $88.6 million, respectively. Approximately half of the increase in both periods is attributable to the sales of Eagle-Picher Energy Products Corporation, which was acquired in June 2000. Other factors contributing to the increase in sales include increased sales of special purpose batteries for certain aerospace and defense programs and increased sales of bulk pharmaceutical products resulting from increased capacity from a recent plant expansion. Additionally, in the second quarter of 2001, the Technologies Segment sold a large amount of gallium raw material to a customer at little or no margin. The gallium raw material will be refined for the customer by the Technologies Segment at a later date. These increases in sales have been partially offset by lower demand in 2001 for enriched boron products used by the semi-conductor industry and commercial batteries used in toys compared to the same periods in 2000.

         Losses from continuing operations before taxes were $.8 million and .2 Million in the three and six months ended May 31, 2001 compared to losses from continuing operations before taxes of $.6 million and $.3 million in the comparable periods of 2000, respectively. Although sales were higher, margins have not improved comparably for several reasons. First, a portion of the increase in sales is attributable to the sale of gallium raw material at little or no margin as described above. Additionally, a less favorable product mix of special-purpose batteries and lower sales of boron products throughout 2001 have decreased margins. Also pressuring profits were adverse workers' compensation and medical claim experience and increased interest expense increased due in part to the acquisition of Eagle-Picher Energy Products Corporation in June 2000.

   Technologies Segment Outlook

     Sales in the Technologies segment are expected to be flat in the third quarter compared to the second quarter, but improve slightly over the third quarter for fiscal year 2000. Income before taxes is expected to be flat to slightly lower in the third quarter, as the unfavorable product mix described above is expected to continue and the Technologies Segment is expected to focus additional efforts on developing new products and commercializing existing products. The outlook for fiscal year 2001 for the Technologies Segment provided in the Company's Annual Report on Form 10-K/A continues to represent Management's view of the Technologies Segment.

    The Minerals Segment

         Sales of the Minerals Segment decreased approximately 3.2%, from $17.5 million in the second quarter of 2000 to $16.9 million in the same period of 2001. Sales were $32.3 million and $32.9 million in the six months ended May 31, 2001 and 2000, respectively. Sales decreases were due to the soft economic conditions.

         Energy prices and currency losses combined to cause a decline in income from continuing operations before taxes of $.8 million in the second quarter of 2001 when compared to the second quarter of 2000. Loss from continuing operations before taxes was $.4 million in the six months ended May 31, 2001 compared to income from continuing operations before taxes of $.5 million in the same period of 2000, for a total decline of $.9 million. During this same six month period, energy costs in the Minerals Segment have increased more than $2.5 million over the same period a year earlier. On a year-to-date basis, the effect of the higher energy costs on results was significantly mitigated by cost savings from production efficiencies, energy surcharges to customers and a reduction of general and administrative expenses.

      Minerals Segment Outlook

     Sales in the Minerals Segment for the third quarter of fiscal year 2001 are expected to be flat to slightly lower than sales for the second quarter and approximately even with sales for the same period of fiscal year 2000. Similarly, income before taxes for the Minerals Segment is expected to be flat compared to income before taxes for the second quarter of fiscal year 2001 and the third quarter of fiscal year 2000. The outlook for the Minerals Segment for fiscal year 2001 set forth in the Company's Annual Report on Form 10-K/A continues to represent Management's view with respect to the Minerals Segment.

                             SUMMARY OF THE COMPANY

         Net Sales. The Company's net sales were $184.1 million and $197.9 million in the second quarters of 2001 and 2000, respectively, a decrease of 6.9%. However, after excluding the sales of the Divested Divisions in the second quarter of 2000 and the sales of Eagle-Picher Energy Products Corporation, which was acquired in June 2000 in 2001, sales decreased 3.3%. Increased sales of the Technologies Segment were more than offset by declines in the Automotive Segment.

         Cost of Products Sold. Cost of products sold, excluding that of the Divested Divisions and Eagle-Picher Energy Products Corporation, increased as a percentage of net sales from 78.7% in the second quarter of 2000 to 80.0% in the comparable period of 2001. This increase is attributable to the increased energy costs in the Minerals Segment, the change in product mix that occurred in the Technologies Segment and higher costs related to starting new programs and lower volumes in the Automotive Segment.

         Selling and Administrative. Selling and administrative expenses, excluding those of the Divested Divisions and Eagle-Picher Energy Products Corporation, declined to $13.6 million in the second quarter of 2001 from $16.3 million in the comparable period of 2000. On a year-to-date basis, selling and administrative expenses, excluding those of Eagle-Picher Energy Products Corporation and the Divested Divisions, were $24.8 million and $30.5 million in 2001 and 2000, respectively. Selling and administrative expenses have decreased largely as a result of programs implemented by the Company that were aimed at reducing these costs.

         Depreciation and Amortization. Depreciation and amortization expense, excluding those of the Divested Divisions and Eagle-Picher Energy Products, was $15.4 million and $14.0 million in the second quarters of 2001 and 2000, respectively, and $29.5 million and $27.4 million in the six months ended May 31, 2001 and 2000, respectively. The increase is attributable to recent expenditures made in the Automotive Segment for new business achieved in 2000 and 2001.

         Insurance Settlement. The Company settled claims against a former insurer regarding environmental remediation costs for $16.0 million and received such proceeds in the first quarter of 2000.

         Divestitures. In 2000, as part of the Company's previously announced program to focus management, technical and financial resources on core businesses, the Company completed the sale of its Ross Aluminum Foundries, Fluid Systems, MARCO and Rubber Molding Divisions resulting in an aggregate gain of $14.3 million. Amounts in 2001 are for additional expenses related to sales of businesses in prior years.

      Management Compensation - Special. Management compensation expenses of $1.9 million and $1.6 million in the second quarters of 2001 and 2000, respectively, relate to compensation to senior officers upon their separation from the Company.

         Interest Expense. Interest expense was $10.1 million in the second quarter of 2001 and $10.9 million in the second quarter of 2000. Interest expense was $20.3 million and $23.0 million for the six months ended May 31, 2001 and 2000, respectively. The decrease in interest expense is due to lower debt levels throughout 2001 than in the same periods of 2000. In addition, interest rates have been lower in 2001 on variable rate debt.

         Other Income (Expense). Other expense was $.1 million and $.2 million in the second quarters of 2001 and 2000, respectively. Other income for the six months ended May 31, 2001 was $.8 million compared to other expense of $.4 million in the comparable period of 2000. The difference is attributable to the Company experiencing currency gains in the first quarter of 2001 versus currency losses in the first quarter of 2000.

         Income (Loss) from Continuing Operations Before Taxes. Income (loss) from continuing operations before taxes was $(5.0) million and $1.5 million in the second quarters of 2001 and 2000, respectively. The difference is due primarily to:


- Divestiture of the Rubber Molding Division in the second quarter of 2000 which resulted in a gain of $4.3 million;
-    The effects of the economic downturn in 2001;
-    Reduced interest expense in 2001; and
-    Decreases in selling and administrative expenses throughout the Company.

         Income Taxes (Benefit). Income taxes (benefit) were $(1.6) million and $3.0 million in the second quarters of 2001 and 2000, respectively, and $(1.8) million and $14.9 million in the six months ended May 31, 2001 and 2000, respectively. The divestitures in 2000 affect comparability of income taxes and the effective tax rates due to taxable gains resulting from the divestitures.

         Discontinued Operations. As previously reported, the Board of Directors has authorized Management to sell the assets and business of the Machinery Segment. The Company has engaged Seale & Associates, LLC to assist the Company in selling the Segment. At the same time, the Company continues to implement a plan which initially focuses on improving the efficiency of its operations to achieve a lower cost structure rather than achieving new business. This segment was has been adversely impacted by general economic conditions in 2001. Sales of the Machinery Segment declined 26.2% from $43.2 million in the six months ended May 31, 2000 to $31.9 million in the comparable period in 2001. Sales of both wheel-tractor scrapers and fork-lift trucks were down significantly, while sales of component parts for construction and agricultural machinery were flat. The lower volumes resulted in lower margins which were mitigated somewhat by both improvements in efficiency and reductions in general and administrative costs. The results of the Machinery Segment's operations have been reported separately as discontinued operations in the Statement of Operations.

         The Company estimates the disposition of the Machinery Segment will take place by September 1, 2001 and has recorded an aggregate provision, net of tax, of $2.9 million and $18.2 million in the three months and six months ended May 31, 2001, respectively for estimated losses and costs to be incurred in connection with the disposition of the Machinery Segment, including expected losses during the phase-out period.

         Net Income (Loss). Net income (loss) for the second quarters of 2001 and 2000 were $(6.3) million and $(1.4) million, respectively. The net loss in 2001 was significantly impacted by the provision for discontinued operations of $2.9 million as well as the factors discussed under Income (Loss) from Continuing Operations Before Taxes above.

         Dividends accreted of $3.3 million and $2.8 million in the second quarters of 2001 and 2000, respectively, on the 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") increased the loss applicable to common shareholders to $9.6 million and $4.2 million, respectively.

    Company Outlook

     Excluding sales of the Machinery Segment, which is being treated as a discontinued operation, the Company's sales for fiscal year 2001 are expected to be approximately $705 million. Excluding EBITDA, as defined under Financial Condition below, of the Machinery Segment, the Company expects its EBITDA for fiscal year 2001 to be approximately $93 million. These estimates are consistent with the outlook for the Company set forth in its fiscal year 2000 Annual Report on Form 10-K/A.

FINANCIAL CONDITION

       The following are certain financial data regarding EBITDA, as defined below, cash flows and earnings to fixed charges and preferred stock dividends (excluding the Machinery Segment):

                                                               Six Months Ended
                                                                   May 31
                                                               ----------------
                                                                2001      2000
                                                                ----      ----
                                                        (In millions of dollars)

        EBITDA                                                 $46.8     $48.9
        Cash provided by operating activities                   21.9      34.3
        Cash provided by (used in)investing activities         (24.4)     60.5
        Cash provided by (used in) financing
         activities                                              1.8     (90.5)
        Cash provided by (used in)discontinued
         operations                                              1.5      (3.1)
        Preferred stock dividends accreted                       6.5       5.8
        Earnings/fixed charges and preferred stock dividends
                                                                  .56X     1.65X

  EBITDA

       The Company's EBITDA is defined for purposes hereof as earnings before interest expense, income taxes, depreciation and amortization, certain special management compensation expenses, insurance proceeds and other non-cash items, such as gains and losses from divestitures. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or to cash flows from operating activities, as determined by accounting principles generally accepted in the United States of America, as a measure of the Company's operating performance or liquidity, respectively. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments.

       The Company's EBITDA for the six months ended May 31, 2001 and 2000, excluding the Machinery Segment, was $46.8 million and $48.9 million, respectively. EBITDA gains in the Technologies Segment were offset by reduced EBITDA in the Automotive and Minerals Segments.

Operating Activities

       Cash provided by operating activities was $21.9 million and $34.3 million for the six months ended May 31, 2001 and 2000, respectively, and consisted of the following:

                                                  Six Months Ended May 31
                                                  -----------------------
                                                     2001          2000
                                                     ----          ----

                                                 (in millions of dollars)

        Income (Loss) from continuing
          operations before taxes                $  (5.6)       $  24.8
        Depreciation and amortization,
          excluding amortization of
          deferred financing costs                  29.7           29.8
        Divestitures                                  .5          (14.3)
        Excess of interest expense
          over interest paid                         1.5            (.3)
        Income taxes refunded (paid), net            1.9           (3.3)
        Working capital and other                   (6.1)          (2.4)
                                                   -----          -----
                                                 $  21.9        $  34.3
                                                   =====          =====

    See "Results of Operations" for discussions concerning income (loss) before taxes, depreciation and amortization, divestitures and interest expense.

    The excess of interest expense over interest paid results primarily from two items. First, interest expense includes amortization of deferred financing costs, which does not affect cash. Secondly, the Company's revolving credit facility consists of numerous notes with varying maturities. In 2001, certain of the notes matured after May 31, so less interest was paid in the first six months of 2001 compared to 2000.

     The Company received a "quick refund" in the first quarter of 2001 of some of the income tax payments made in 2000.

         The Company has made a concerted effort to improve its working capital position by monitoring receivables, managing inventory levels and seeking longer payment terms. However, in the second quarter of 2001, a change at a major customer from which the Company purchases raw materials resulted in a large one-time payment for raw materials which had been previously offset against the Company's receivables from such customer. This one-time change offset any improvements made in working capital.

Investing Activities

         Capital expenditures were $22.3 million in the six months ended May 31, 2001. The majority of the capital expenditures were made in the Automotive Segment. These expenditures related to new product launches for precision-machined products and a new rubber-to-metal coating line. Investing activities provided $60.5 million in cash in the comparable period of 2000. The Company sold the Ross Aluminum Foundries, MARCO, Fluid Systems and Rubber Molding Divisions during the first six months of 2000 which resulted in aggregate net proceeds of $83.9 million. Also in the first six months of 2000, the Company also invested $17.5 million in capital expenditures, primarily in the Automotive Segment, and $6.8 million in the assets of the depleted zinc business of Isonics Corporation.

Financing Activities

         The Company had a net increase in borrowing of $2.0 million in the first six months of 2001, related to the working capital situation described above. In the first six months of 2000, the Company applied the proceeds from the divestitures and the insurance proceeds to debt, reducing the balances on revolving credit facilities by $82.4 million, in addition to regularly scheduled debt payments of $7.3 million.

Earnings to Fixed Charges and Preferred Stock Dividends

         The ratio of earnings from continuing operations to fixed charges and preferred stock dividends for the six months ended 2001 and 2000 was .56x and 1.65x, respectively. In 2001, earnings were insufficient to cover fixed charges and preferred stock dividends by $12.1 million. In 2000, the ratio was significantly impacted by the insurance proceeds of $16.0 million and gains resulting from divestitures of $14.3 million. If these items were excluded from the calculation in 2000, the ratio of earnings from continuing operations to fixed charges and preferred stock dividends would be .62x and earnings would not have been sufficient to cover fixed charges and preferred stock dividends by $11.2 million. On that basis, 2001 and 2000 are fairly comparable.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operations and available credit facilities are considered adequate to fund both the short-term and long-term capital needs of the Company. As of May 31, 2001, the company had $60.4 million available to be drawn under its revolving credit facility and an amount up to $6.3 million available to be drawn under its Receivables Loan Agreement, based on a formula of total receivables outstanding as of a certain date. In addition, the Company's European operations had several unsecured lines of credit on which $3.7 million was available to draw as of May 31, 2001. The Company was in compliance with the covenants of its Credit Agreement, Subordinated Notes and the European credit agreements as of May 31, 2001.

         The Company enters into interest rate swap agreements to manage its variable interest rate exposure. Per the terms of the swap agreement, the Company exchanges, at specified intervals, the difference between fixed and variable interest amounts based on a certain notional amount. During the first quarter of 2001, the Company entered into various swap agreements effectively fixing the base interest rate (i.e. before the applicable spread) on $90 million of the Company's debt under the Credit Agreement at a weighted average interest rate of 5.678%. These swap agreements mature December 15, 2003.

         The second and final bankruptcy distribution from EPI's Chapter 11 reorganization of approximately $10.6 million was made June 25, 2001. This was financed from the Company's revolving credit facility.

         Although the Company was in compliance with the covenants in its Credit Agreement at May 31, 2001, the Company amended the financial covenants in the Credit Agreement effective as of May 31, 2001 as reported in the Company's Current Report on Form 8-K filed July 9, 2001 (the "July 9 8-K"). The Company paid total fees to the lenders of approximately $.8 million in connection with the amendment. The amendment provides for an increase of .50% (.75% if the Company's leverage ratio exceeds 5.00:1.00) in the interest rate spreads that the Company pays over the applicable base rates. The amendment also limits the use of proceeds of certain asset sales to retirement of debt and requires approval of a majority of lenders for acquisitions. For a more detailed description of the amendment and the full text of the amendment, please see the July 9 8-K.

         The Company's Receivables Loan Agreement, which was renewed through May 15, 2002, has a term of 364 days and it is expected to be renewed for an additional 364 days upon maturity. In connection with the renewal of the Receivables Loan Agreement, the program fee payable by the Company on the program limit of $50 million was increased by .5% to 1.25%. For a more detailed description of the renewal of the Receivables Loan Agreement and the full text of the amendment for such extension, please see the July 9 8-K.

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

       The Company has both operating divisions and domestic export customers located in Europe. In 2000, combined revenues from these sources were approximately 13% of total revenues. The Company has operations in Germany, which is participating in the euro conversion, and the United Kingdom, which has elected not to participate at this time. The Company's operations in Germany have adopted the euro as their reporting currency, although many transactions, such as payroll, some billing and vendor invoicing, still occur in local currencies. The costs associated with the conversion to date have not been material.

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

NEW ACCOUNTING STANDARDS

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company enters into interest rate swap agreements ("Swap Agreements") to manage interest rate costs and risks associated with changing interest rates. The differential to be paid or received under these agreements is accrued and recognized as adjustments to interest expense. During the first quarter ended February 28, 2001, the Company entered into various interest rate swap agreements with a commercial bank having a total notional amount of $90 million. The effective dates of these agreements were March 5, 2001 and March 15, 2001 and they mature December 5, 2003 and December 15, 2003, respectively. These agreements effectively change the interest rate exposure on $90 million of the Company's floating debt to a fixed rate of 5.678% plus the applicable spread. The Company anticipates entering into additional interest rate swap agreements through the maturity date of the Credit Agreement. The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note G to the Company's Consolidated Financial Statements as of November 30, 2000.

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

       As of May 31, 2001, $174.3 million of revolving and term loans were outstanding under the Credit Agreement, of which interest on $90.0 million is essentially fixed by the Swap Agreements. The interest rate risk on the debt outstanding under the Receivables Agreement and the IRB's, which in the aggregate totals $62.5 million, has not been hedged. Accordingly, a 1% increase in the applicable index rates would result in additional interest expenses of $1.5 million per year, assuming no change in the level of borrowing. Based on the fair value of the Swap Agreements held at May 31, 2001, the Company has recorded a loss of $1.5 million in Other Comprehensive Income.

       The Company also enters into various foreign currency forward contracts to hedge a portion of its forecasted sales, generally within the next 12 months. The Company manages most of these exposures on a consolidated basis, which allows for netting certain exposures to take advantage of any natural offsets. The Company's principal areas of exposure are related to sales denominated in the currencies of Europe, Mexico and Canada with the majority of this exposure in European currencies. As of May 31, 2001, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $14.4 million. Based on the fair value of the futures contracts being held as of May 31, 2001, the Company has recorded a net gain of $1.5 million in the second quarter in Other Comprehensive Income.

         PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


          Please refer to Note D regarding Legal Matters contained in Item 1 of this report, which is incorporated by reference in this Part II, as its Item 1.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.58 - Resignation Agreement effective July 6, 2001 between EPI and Michael E. Aslanian.


(b)  Reports on Form 8-K

     Form 8-K was filed on July 9, 2001 which contained amendments to the Company's Credit Agreement and Receivables Loan Agreement.

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











                                       EAGLE-PICHER HOLDINGS, INC.





                                        /s/ Philip F. Schultz
                                       ----------------------------
                                       Philip F. Schultz
                                       Senior Vice President and
                                       Chief Financial Officer

                                       (Principal Financial Officer)





DATE   July 13, 2001
    -----------------------

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER INDUSTRIES, INC.




                                       /s/ Philip F. Schultz
                                       ------------------------------
                                       Philip F. Schultz
                                       Senior Vice President and
                                       Chief Financial Officer

                                       (Principal Financial Officer)





DATE   July 13, 2001
    -----------------------

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       DAISY PARTS, INC.





                                        /s/ Tom B. Scherpenberg
                                       -----------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)





DATE   July 13, 2001
    -----------------------

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER DEVELOPMENT COMPANY, INC.





                                       /s/ Tom B. Scherpenberg
                                       --------------------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)





DATE   July 13, 2001
    -----------------------

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER FAR EAST, INC.








                                       /s/ Tom B. Scherpenberg
                                       -----------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)





DATE   July 13, 2001
    -----------------------

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER MINERALS, INC.





                                        /s/ Tom B. Scherpenberg
                                       ------------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)





DATE   July 13, 2001
    -----------------------

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




DATE   July 13, 2001
    -----------------------

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





DATE   JULY 13, 2001
    --------------------

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










                                       EPMR CORPORATION (F/K/A MICHIGAN
                                       AUTOMOTIVE RESEARCH CORPORATION)





                                       /S/ Tom B. Scherpenberg
                                       ----------------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)



DATE   July 13, 2001
    -----------------------

                                  EXHIBIT INDEX
                                  -------------





Exhibit No.                    Description
-----------                    -----------


     10.58 Resignation Agreement effective July 6, 2001 between EPI and Michael E. Aslanian.