Form 10-Q
period 2001-08-31
EAGLE PICHER HOLDINGS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC; EAGLE PICHER MINERALS INC; EAGLE PICHER INDUSTRIES INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; DAISY PARTS INC
filed 2001-10-12
CIK 1059364, 1059573, 1059575, 1059576, 1059572, 30927, 1059568, 1059570, 1059567

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended August 31, 2001    Commission file number 333-49957-01
                                                                -------------



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


EAGLE-PICHER HOLDINGS, INC. IS FILING THIS RPEORT VOLUNTARILY IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE TERMS OF ITS 9 3/8% SENIOR SUBORDINATED NOTES AND 11 3/4% SERIES B CUMULATIVE EXCHANGEABLE PREFERRED STOCK AND IS NOT REQUIRED TO FILE THIS REPORT PURSUANT TO EITHER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. (See explanatory note immediately above.)

                                                            Yes      No X
                                                               ----    ----


Indicate by check mark whether the additional registrant, Eagle-Picher Industries, Inc., has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the
distribution of securities under a plan confirmed by a court.   Yes X    No
                                                                   ----    ----


1,000,000 shares of common capital stock, $.01 par value each, were outstanding at October 13, 2001.

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

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..............................20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.. 28


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................... 31

Item 6.  Exhibits and Reports on Form 8-K............................ 31

Signatures........................................................... 32

Exhibit Index........................................................ 39

                          PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS.



                           EAGLE-PICHER HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)(UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                                                Three Months Ended         Nine Months Ended
                                                                                     August 31                  August 31
                                                                              ---------------------        -------------------

                                                                             2001              2000          2001              2000
                                                                             ----              ----          ----              ----
Net Sales                                                                 $169,520          $176,243      $517,676         $576,359

Operating Costs and Expenses:
Cost of products sold (exclusive
  of depreciation)                                                         139,673           141,287       417,300          457,546
Selling and administrative                                                  13,054            14,438        37,925           49,387
Depreciation                                                                11,250             9,830        32,882           31,411
Amortization of intangibles                                                  4,135             3,955        12,240           12,163
Proceeds from insurance settlement                                               -                 -             -          (16,000)
Divestitures                                                                     -             2,089           500          (12,220)
Management compensation - special                                              609                 -         2,498            1,560
Other                                                                          107               (51)         (162)            (439)
                                                                           -------           -------       -------          -------
                                                                           168,828           171,548       503,183          523,408
                                                                           -------           -------       -------          -------

Operating Income                                                               692             4,695        14,493           52,951

Interest expense                                                            (9,920)          (10,454)      (30,170)         (33,478)
Other income(expense)                                                        1,600               775         2,439              398
                                                                             -----            ------        ------           ------

Income(Loss)from Continuing Operations
  Before Taxes                                                              (7,628)           (4,984)      (13,238)          19,871

Income Taxes (Benefit)                                                      (2,525)           (1,000)       (4,300)          13,900
                                                                            ------             -----        ------           ------

Income (Loss) from Continuing Operations                                    (5,103)           (3,984)       (8,938)           5,971

Discontinued Operations:
  Loss from operations of discontinued
  segment, net of income tax benefit of
  $ - , $1,150, $900 and $2,300                                                  -              (183)       (1,657)            (970)

  Loss on disposal of business segment including provisions of $1,733 and
  $4,138 for operating losses during phase-out periods, net of income tax
  benefits of $2,000 and $11,800                                            (5,500)                -       (23,700)               -
                                                                           -------            ------        ------           ------

Net Income (Loss)                                                         $(10,603)          $(4,167)     $(34,295)         $ 5,001
                                                                            ======             =====        ======            =====

Loss Applicable to
  Common Shareholders                                                     $(13,921)          $(7,127)     $(44,065)         $(3,714)
                                                                            ======             =====        ======            =====

Comprehensive Income (Loss)                                               $(12,180)          $(4,200)     $(36,769)         $ 3,532
                                                                            ======             =====        ======            =====

Earnings per Share:
  Loss from continuing operations                                          $ (8.58)          $ (6.95)     $ (19.02)         $ (2.74)

  Loss from discontinued operations                                          (5.60)             (.18)       (25.79)            (.97)
                                                                             -----            ------         -----             ----

  Net Loss                                                                 $(14.18)         $  (7.13)      $(44.81)         $ (3.71)
                                                                             =====            ======         =====            =====


        See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                          August 31  November 30
ASSETS                                                       2001        2000
                                                             ----        ----

CURRENT ASSETS
  Cash and cash equivalents                               $ 14,755    $  7,467
  Receivables, less allowances                             111,301     104,875
  Inventories:
    Raw materials and supplies                              29,359      32,664
    Work in process                                         34,155      37,034
    Finished goods                                          17,106      13,821
                                                           -------     -------
                                                            80,620      83,519
  Net assets of discontinued operations                      7,553      44,080
  Prepaid expenses                                           8,409       7,141
  Deferred income taxes                                     24,326      12,860
                                                            ------     -------

        Total current assets                               246,964     259,942
                                                           -------     -------

PROPERTY, PLANT AND EQUIPMENT                              351,954     316,981
  Less accumulated depreciation                            125,364      90,977
                                                           -------     -------
        Net property, plant and equipment                  226,590     226,004
                                                           -------     -------


EXCESS OF ACQUIRED NET ASSETS OVER COST, net of
 accumulated amortization of $53,667 and
 $42,089, respectively                                    183,626      195,575
                                                          -------      -------


OTHER ASSETS                                               87,378       86,178
                                                           ------      -------

        Total Assets                                     $744,558     $767,699
                                                          =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                       $ 70,920     $ 57,865
  Long-term debt - current portion                         65,163       65,358
  Income taxes                                              2,526        2,682
  Other current liabilities                                60,418       65,235
                                                          -------      -------
        Total current liabilities                         199,027      191,140

LONG-TERM DEBT - less current portion                     405,018      392,573

DEFERRED INCOME TAXES                                       2,302       10,278

OTHER LONG-TERM LIABILITIES                                27,672       24,707
                                                           ------      -------

        Total Liabilities                                 634,019      618,698
                                                          -------      -------

11-3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE
 PREFERRED STOCK; authorized 50,000 shares;
 issued and outstanding 14,191 shares                     119,573      109,804
                                                          -------     ---------

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)



                                                                  August 31    November 30
                                                                    2001         2000
                                                                    ----         ----
SHAREHOLDERS' EQUITY (DEFICIT)

  Common stock, authorized 1,000,000 shares $.01 par
    value each; issued and outstanding 1,000,000 shares              10             -

  Class A Common stock, authorized 625,001 shares,
    $.01 par value each; issued and outstanding
    625,001 shares                                                    -             6

  Class B Common stock, authorized 374,999 shares,
    $.01 par value each; issued and outstanding
    374,999 shares                                                    -             4

  Additional paid-in capital                                     99,991        99,991
  Deficit                                                      (100,205)      (56,140)
  Other comprehensive loss                                       (4,767)       (2,293)
                                                                -------       -------
                                                                 (4,971)       41,568

  Treasury Stock, at cost:  22,750 and 11,500 shares             (4,063)       (2,371)
                                                                -------       -------

        Total Shareholders' Equity (Deficit)                     (9,034)       39,197
                                                                -------       -------


        Total Liabilities and Shareholders' Equity (Deficit)   $744,558      $767,699
                                                                =======       =======



See accompanying notes to the condensed consolidated financial statements.





                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                          Nine Months Ended
                                                               August 31
                                                          ------------------

                                                        2001             2000
                                                        ----             ----



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $(34,295)         $5,001
   Adjustments to reconcile net income (loss)
      to net cash provided by
      operating activities:
         Provision for discontinued operations          23,700             -
         Depreciation and amortization                  47,611          45,999
         Divestitures                                      500         (12,220)
         Changes in assets and liabilities,
          net of effect of acquisitions and
          divestitures:
            Receivables                                 (6,447)         13,038
            Inventories                                  2,899          (5,405)
            Accounts payable                            13,055           2,529
            Accrued liabilities                         (5,317)         (7,821)
            Other                                       (9,314)         (4,000)
                                                        ------          ------


              Net cash provided by
              operating activities                      32,392          37,121
                                                        ------          ------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of divisions                          -          84,833
   Acquisitions                                              -         (11,796)
   Capital expenditures                                (34,874)        (30,193)
   Other                                                  (966)          1,604
                                                          ----          ------
               Net cash provided by (used in)
               investing activities                    (35,840)         44,448
                                                        ------          ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                         (14,322)        (19,093)
   Net borrowings (repayments) under revolving
     credit agreements                                  26,765         (63,482)
   Other                                                (2,734)           (902)
                                                        ------          -------
              Net cash provided by (used in)
              financing activities                       9,709         (83,477)
                                                        ------          ------


   Net cash provided by discontinued operations          1,027             663
                                                         -----           -----







                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)



                                                              Nine Months Ended
                                                                  August 31
                                                                  ---------
                                                              2001        2000
                                                              ----        ----




Net increase (decrease) in cash and cash equivalents          7,288      (1,245)

Cash and cash equivalents, beginning of period                7,467      10,071
                                                             ------      ------
Cash and cash equivalents, end of period                    $14,755     $ 8,826
                                                             ======      ======



Supplemental cash flow information:                           2001       2000
                                                              ----       ----

 Cash paid during the three months ended August 31:
     Interest paid                                          $ 4,431     $ 5,294
     Income taxes paid (refunded)                           $   207     $ 3,037


 Cash paid during the nine months ended August 31:
     Interest paid                                          $23,135     $28,655
     Income taxes paid (refunded)                           $(1,695)    $ 6,827




   See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.  BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements of Eagle-Picher Holdings, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended November 30, 2000 presented in the Company's Form 10-K filed with the SEC on February 28, 2001, as amended on March 8, 2001.

      The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three months and nine months ended August 31, 2001 and August 31, 2000. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.


B.  BASIC EARNINGS PER SHARE

      The calculation of net income (loss) per share is based upon the average number of common shares outstanding, which was 981,417 in the three months ended August 31, 2001, 983,361 in the nine months ended August 31, 2001 and 1,000,000 in the three months and nine months ended August 31,2000. The net loss applicable to common shareholders represents the net income reduced by, or the net loss increased by, accreted dividends on preferred stock of $3,318 and $9,770 for the three and nine months ended August 31, 2001, respectively, and $2,960 and $8,715 for the three and nine months ended August 31, 2000, respectively. No potential common stock was outstanding during the three months ended August 31, 2001 or 2000.


C.  DISCONTINUED OPERATIONS

      The Board of Directors authorized Management to sell the assets and business of the Construction Equipment Division, which comprises the Machinery Segment. The Company has entered into a letter of intent to sell the Segment, which is subject to certain contingencies. The sale is now expected to be completed by November 30, 2001.

      Sales were $18,677 and $21,671 in the Machinery Segment in the three months ended August 31, 2001 and 2000, respectively, and $50,568 and $64,878 in the nine months ended August 31, 2001 and 2000, respectively. The Company recorded provisions of $7,500 and $35,500, net of income tax benefits of $2,000 and $11,800, in the three months and nine months ended August 31, 2001, respectively. These provisions include estimated losses and costs to be incurred in connection with the disposition of the Machinery Segment, including an aggregate of $4,183 of expected losses during the phase-out period from March 1 through November 30, 2001. An operating loss of $1,657, net of tax, was incurred in the first quarter of 2001. The results of the Machinery Segment's operations have been reported separately as discontinued operations in the consolidated statement of income (loss). Prior year amounts have been restated to present the operations of the Machinery Segment as a discontinued operation.

      The net assets of the discontinued operations have been recorded at their estimated net realizable value under the caption "Net assets of discontinued operations" in the accompanying Condensed Consolidated Balance Sheets at August 31, 2001 and November 30, 2000. At August 31, 2001, total assets of the Machinery Segment, which consisted primarily of accounts receivable, inventory, property, plant and equipment and goodwill, were $48,297. Total liabilities of the Machinery Segment were $40,744 and consisted of accounts payable and accrued liabilities.


D.  LEGAL MATTERS

      For other information on legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 and Part II, Item 1 of the Company's Quarterly Reports on Form 10-Q for the quarters ended February 28, 2001 and May 31, 2001.

      On May 8, 1997, Caradon Doors and Windows, Inc. ("Caradon"), filed suit against the Company's wholly owned subsidiary, Eagle-Picher Industries, Inc. ("EPI") in the United States District Court for the Northern District of Georgia (the "Georgia Court") alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in an amount not less than $10 million (the "Caradon suit"). The Caradon suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement in an amount believed to be in excess of $10 million. In June 1997, EPI filed a Motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, ("Bankruptcy Court") seeking an order enforcing EPI's plan of reorganization as confirmed by the Bankruptcy Court in November 1996 (the "Plan") against Caradon, and enjoining the Caradon suit from going forward. The Bankruptcy Court in a decision entered on December 24, 1997, held that the Caradon suit did violate the Plan and enjoined Caradon from pursuing the Caradon suit. Caradon appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of Ohio (the "District Court"), and in a decision entered on February 3, 1999, the District Court reversed and remanded the matter back to the Bankruptcy Court. The Bankruptcy Court held a hearing on this matter on September 24 and 25, 2001. EPI anticipates a decision on the bankruptcy related issues by the end of this calendar year. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this suit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

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

       The accounting policies used to develop segment information correspond to those disclosed in the Company's consolidated financial statements for the year ended November 30, 2000 included in Form 10-K with the exception that interest is allocated at a higher rate in 2001. Sales between segments are not material. The Company does not allocate certain corporate expenses to its segments.

       Information about reported segment income or loss is as follows for the three months and nine months ended August 31, 2001 and 2000:

                                                                Three Months Ended                  Nine Months Ended
                                                                     August 31                          August 31
                                                               --------------------                --------------------
                                                              2001               2000              2001           2000
                                                              ----               ----              ----           ----

                                                                               (In thousands of dollars)
    Net Sales
      Automotive                                            $104,494          $109,591           $320,032        $347,078
      Technologies                                            48,681            49,477            149,008         138,079
      Minerals                                                16,345            15,590             48,636          48,443
      Divested Divisions                                           -             1,585                  -          42,759
                                                             -------           -------           --------        --------

        Total                                               $169,520          $176,243           $517,676        $576,359
                                                             =======           =======            =======         =======

    Income (Loss) from Continuing
    Operations Before Taxes:
      Automotive                                            $(5,367)           $  (473)          $(7,777)        $ 3,593
      Technologies                                           (1,348)              (927)           (1,555)         (1,197)
      Minerals                                                 (155)              (170)             (587)            372
      Divested Divisions                                          -             (2,489)             (500)          7,288
      Corporate                                                (758)              (925)           (2,819)          9,815
                                                             ------            -------           -------         -------

                                                            $(7,628)           $(4,984)          $(13,238)       $19,871
                                                             ======             ======            =======         ======
        Total

    Depreciation and Amortization:
      Automotive                                            $ 9,982            $ 8,418           $29,365         $25,510
      Technologies                                            3,803              3,562            11,166          10,520
      Minerals                                                1,466              1,490             4,206           4,467
      Divested Divisions                                          -                 43                 -           2,413
      Corporate                                                 134                272               385             664
                                                            -------            -------            ------         -------

        Total                                               $15,385            $13,785           $45,122         $43,574
                                                             ======             ======            ======          ======

    Interest Expense:
      Automotive                                            $ 5,311            $ 5,053           $16,167         $14,833
      Technologies                                            3,762              3,086            11,290           9,319
      Minerals                                                1,041                809             3,172           2,402
      Divested Divisions                                          -                103                 -           2,772
      Corporate/Intersegment                                   (194)             1,403              (459)          4,152
                                                            -------            -------           -------         -------

        Total                                               $ 9,920            $10,454          $ 30,170         $33,478
                                                             ======             ======            ======          ======


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

G.  CAPITAL STOCK

    On August 31, 2001, the Company adopted an amendment to its Amended and Restated Certificate of Incorporation to change its capital structure. Effective with this amendment, the total number of shares of common stock which the Company is authorized to issue is 1,000,000 shares, par value $0.01 per share (the "Common Stock"). The holders of shares of Common Stock are entitled to one vote per share on all matters which may be submitted to the holders of Common Stock of the Company. At the effective time of this amendment, each share of Class A Common Stock of the Company and each share of Class B Common Stock of the Company outstanding immediately prior to the effective time changed into and was reclassified as one share of Common Stock of the Company.

H.  SUPPLEMENTAL GUARANTOR INFORMATION

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

                           EAGLE-PICHER HOLDINGS,INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                       THREE MONTHS ENDED AUGUST 31, 2001




                                                             Guarantors              Non-Guarantors
                                                  ---------------------------------
                                                    Eagle-Picher      Subsidiary        Foreign
                                      Issuer       Holdings, Inc.     Guarantors      Subsidiaries    Eliminations        Total
                                   ------------   ---------------   ---------------   ------------   --------------  ---------------
                                                                      (IN THOUSANDS OF DOLLARS)
 Net Sales
    Customers                        $ 11,536       $       -         $ 137,332       $ 20,652        $       -         $ 169,520
    Intercompany                        4,522               -             3,099              -           (7,621)                -

 Operating Costs and Expenses:
    Cost of products sold               9,890               -           120,215         16,981           (7,413)          139,673
    Selling & Administrative            5,208               4             5,966          1,965              (89)           13,054
    Intercompany charges               (1,642)              -             1,618            (65)              89                 -
    Depreciation                          950               -             9,427            873                -            11,250
    Amortization of intangibles           936               -             2,846            353                -             4,135
    Other                                 630               -               112            (26)               -               716
                                     --------        --------          --------       --------          -------          --------
        Total                          15,972               4           140,184         20,081           (7,413)         168,828
                                     ========        ========          ========       ========          =======          ========

 Operating Income                          86              (4)              247            571             (208)              692

 Other Income (Expense)
    Interest expense                   (2,482)              -            (8,923)          (344)           1,829            (9,920)
    Other income (expense)                438               -             2,349             73           (1,260)            1,600
    Equity in earnings of
     consolidated subsidiaries         (7,127)        (10,599)             (390)             -           18,116                 -
                                     --------        --------          --------       --------          --------         --------

 Income (Loss) from Continuting        (9,085)        (10,603)           (6,717)           300           18,477            (7,628)
     Operations Before Taxes

 Income Taxes (Benefit)                (3,275)              -                 7            743                -            (2,525)
                                     --------        --------          --------       --------          --------         --------

 Income (Loss) from Continuing
     Operations                        (5,810)        (10,603)           (6,724)          (443)          18,477            (5,103)

Discontinued Operations                (5,500)              -                 -             40              (40)           (5,500)
                                     --------        --------          --------       --------          -------          --------

Net Income (Loss)                   $ (11,310)      $ (10,603)         $ (6,724)        $ (403)       $  18,437         $ (10,603)
                                     ========        ========          ========       ========          =======          ========

                           EAGLE-PICHER HOLDINGS,INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                        NINE MONTHS ENDED AUGUST 31, 2001




                                                            Guarantors               Non-Guarantors
                                                  -----------------------------
                                                  Eagle-Picher      Subsidiary          Foreign
                                     Issuer       Holdings, Inc.    Guarantors        Subsidiaries    Eliminations          Total
                                 ------------     --------------   ------------       ------------    ------------     ------------
                                                                   (IN THOUSANDS OF DOLLARS)
 Net Sales
    Customers                      $ 36,320        $       -         $ 414,713          $ 66,643         $      -       $ 517,676
    Intercompany                     11,892                -            10,620                 1          (22,513)              -

 Operating Costs and Expenses:
    Cost of products sold            28,453                -           357,427            53,933          (22,513)        417,300
    Selling & Administrative         16,021                4            16,051             6,113             (264)         37,925
    Intercompany charges             (4,963)               -             4,861              (162)             264               -
    Depreciation                      3,105                -            27,120             2,657                -          32,882
    Amortization of intangibles       2,800                -             8,372             1,068                -          12,240
    Other                             2,867                -                12               (43)               -           2,836
                                  ---------        ---------          --------           -------         --------       ----------
        Total                        48,283                4           413,843            63,566          (22,513)        503,183
                                  ---------        ---------          --------           -------         --------       ----------

 Operating Income                       (71)              (4)           11,490             3,078                -          14,493

 Other Income (Expense)
    Interest expense                 (7,442)               -           (27,104)           (1,375)           5,751         (30,170)
    Other income (expense)            1,343                -             5,835             1,012           (5,751)          2,439
    Equity in earnings of
     consolidated subsidiaries       (8,944)         (34,291)              311                 -           42,924               -
                                  ---------        ---------          --------           -------         --------       ----------

 Income (Loss) from Continuting     (15,114)         (34,295)           (9,468)            2,715           42,924         (13,238)
     Operations Before Taxes

 Income Taxes (Benefit)              (6,558)              -                 (8)            2,266                -          (4,300)
                                  ---------        ---------          --------           -------         --------       ----------

 Income (Loss) from Continuing
     Operations                      (8,556)         (34,295)           (9,460)              449           42,924          (8,938)

Discontinued Operations             (25,357)              -                 -                 67              (67)        (25,357)
                                  ---------        ---------          --------           -------         --------       ----------

Net Income (Loss)                 $ (33,913)       $ (34,295)         $ (9,460)          $   516         $ 42,857       $ (34,295)
                                  =========        =========          ========           =======         ========       =========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                              AS OF AUGUST 31, 2001


                                                                       Guarantors         Non-Guarantors
                                                               ------------------------
                                                               Eagle-Picher   Subsidiary     Foreign
                                                      Issuer   Holdings, Inc. Guarantors   Subsidiaries    Eliminations     Total
                                                      ------   -------------------------   ------------    ------------     -----
                                                                             (IN THOUSANDS OF DOLLARS)
 Assets
 Cash and cash equivalents                         $   8,040   $       1      $     540     $   6,103      $      71     $  14,755
 Receivables, net                                    (12,750)          -        109,066        14,985              -       111,301
 Intercompany accounts receivable                      5,616           -          2,996           448         (9,060)            -
 Inventories                                           4,267           -         64,570        13,018         (1,235)       80,620
 Net assets of discontinued operations                 7,720           -              -         6,143         (6,310)        7,553
 Prepaid expenses                                      1,275           -          4,027         3,837           (730)        8,409
 Deferred income taxes                                24,660           -              -             -           (334)       24,326
                                                   ---------   ---------      ---------     ---------      ---------     ---------
               Total current assets                   38,828           1        181,199        44,534        (17,598)      246,964

 Property, Plant & Equipment, net                     25,125           -        170,533        30,971            (39)      226,590

 Investment in Subsidiaries                           82,462     120,266         15,038        11,616       (229,382)            -

 Excess of Acquired Net Assets Over Cost, net         42,873           -        123,636        20,257         (3,140)      183,626

 Other Assets                                         93,957           -         15,731           538        (22,848)       87,378
                                                   ---------   ---------      ---------     ---------      ---------     ---------

      Total Assets                                 $ 283,245   $ 120,267      $ 506,137     $ 107,916      $(273,007)    $ 744,558
                                                   =========   =========      =========     =========      =========     =========

 Liabilities and Shareholders' Equity
 Accounts payable                                  $   8,010   $       -      $  51,322     $  11,588      $       -     $  70,920
 Intercompany accounts payable                           540           -             17         8,476         (9,033)            -
 Long-term debt - current portion                     24,375           -         40,750         5,784         (5,746)       65,163
 Income taxes                                          1,587           -              -           939              -         2,526
 Other current liabilities                            38,449           -         18,902         3,067              -        60,418
                                                   ---------   ---------      ---------     ---------      ---------     ---------
               Total current liabilities              72,961           -        110,991        29,854        (14,779)      199,027

 Long-term Debt - less current portion               402,837           -         23,222         2,181        (23,222)      405,018

 Deferred Income Taxes                                 5,175           -              -             -         (2,873)        2,302

 Other Long-Term Liabilities                          25,465          18          1,000         1,189              -        27,672
                                                   ---------   ---------      ---------     ---------      ---------     ---------

               Total Liabilities                     506,438          18        135,213        33,224        (40,874)      634,019

 Intercompany Accounts                              (322,291)          -        290,276        37,386         (5,371)            -

 11 3/4% Cumulative Redeemable
               Exchangeable Preferred Stock                -     119,573              -             -              -       119,573

 Shareholders' Equity                                 99,098         676         80,648        37,306       (226,762)       (9,034)
                                                   ---------   ---------      ---------     ---------      ---------     ---------

              Total Liabilities and Shareholders'
                          Equity                   $ 283,245   $ 120,267      $ 506,137     $ 107,916      $(273,007)    $ 744,558

                          EAGLE-PICHER HOLDINGS, INC.
     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                       NINE MONTHS ENDED AUGUST 31, 2001


                                                                        Guarantors          Non-Guarantors
                                                                --------------------------
                                                                Eagle-Picher    Subsidiary      Foreign
                                                       Issuer   Holdings, Inc.  Guarantors    Subsidiaries Eliminations      Total
                                                       ------   --------------  ----------    ------------ ------------      -----
                                                                                (IN THOUSANDS OF DOLLARS)
Cash Flows From Operating Activities:
Net Income (Loss)                                   $ (33,913)   $ (34,295)      $ (9,460)    $     516     $ 42,857      $ (34,295)
Equity in earnings of consolidated subsidiaries         8,944       34,291           (311)            -      (42,924)             -
Depreciation and amortization                           8,070            -         35,816         3,725            -         47,611
Provision for discontinued operations                  23,700            -              -             -            -         23,700
Divestitures                                              500                                                                   500
Adjustments to reconcile net income
  (loss) to cash provided by operating activities:
     Working capital and other                         (1,595)           4        (13,789)        4,608        5,648         (5,124)
                                                    ---------    ---------       --------         -----     --------      ---------

     Net cash provided by
       operating activities                             5,706            -         12,256         8,849        5,581         32,392

Cash Flows From Investing Activities:
Capital expenditures                                   (7,013)           -        (16,602)      (11,259)           -        (34,874)
Other                                                   1,578            -              -        (2,544)           -           (966)
                                                    ---------    ---------       --------         -----     --------      ---------

     Net cash provided by (used in)
       investing activities                            (5,435)           -        (16,602)      (13,803)           -        (35,840)

Cash Flows From Financing Activities:
Reduction of long-term debt                           (14,322)           -              -             -            -        (14,322)
Borrowings (repayments) on revolving
     credit agreement                                  30,340            -         (2,000)       (1,575)           -         26,765
Other                                                  (2,541)           -              -          (193)           -         (2,734)
                                                    ---------    ---------       --------         -----     --------      ---------

     Net cash provided by (used in)
       financing activities                            13,477            -         (2,000)       (1,768)           -          9,709
                                                    ---------    ---------       --------         -----     --------      ---------

     Net cash provided by
       discontinued operations                          1,027            -              -             -            -          1,027

Increase (decrease) in cash & cash equivalents         14,775            -         (6,346)       (6,722)       5,581          7,288

Intercompany accounts                                  (8,032)           -          6,347         8,512       (6,827)             -

Cash & cash equivalents,
     beginning of period                                1,297            1            539         4,313        1,317          7,467
                                                    ---------    ---------       --------         -----     --------      ---------

Cash & cash equivalents, end of period               $  8,040    $       1       $    540     $   6,103     $     71      $  14,755
                                                    =========    =========       ========      ========     ========      =========

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                       THREE MONTHS ENDED AUGUST 31, 2000



                                                                           Guarantors         Non-Guarantors
                                                                    -------------------------
                                                                    Eagle-Picher   Subsidiary    Foreign
                                                            Issuer  Holdings, Inc. Guarantors  Subsidiaries Eliminations    Total
                                                            ------  -------------- ----------  ------------ ------------    -----
                                                                               (IN THOUSANDS OF DOLLARS)
 Net Sales
     Customers                                           $  14,964    $    --      $ 140,508    $  20,771    $    --      $ 176,243
     Intercompany                                            4,676         --          2,973        2,476      (10,125)        --

Operating Costs and Expenses:
     Cost of products sold (exclusive of depreciation)      13,181         --        118,854       19,377      (10,125)     141,287
     Selling and administrative                              7,260            1        5,254        1,990          (67)      14,438
     Intercompany charges                                   (3,221)        --          3,221          (67)          67         --
     Depreciation                                            1,055         --          7,923          852         --          9,830
     Amortization of intangibles                               935         --          2,780          240         --          3,955
     Loss on sales of divisions                              2,043         --           --             46         --          2,089
     Gain on sales of assets                                    (3)        --            (48)        --           --            (51)
                                                         ---------    ---------    ---------    ---------    ---------    ---------
             Total                                          21,250            1      137,984       22,438      (10,125)     171,548
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Operating Income (Loss)                                     (1,610)          (1)       5,497          809         --          4,695

Other Income (Expense)
     Interest expense                                       (2,945)        --         (7,101)        (753)         345      (10,454)
     Other income (expense)                                    123         --            692          305         (345)         775
     Equity in earnings of
        consolidated subsidiaries                             (177)      (2,566)         754         --          1,989         --
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Income (Loss) from Continuing Operations
  Before Taxes                                              (4,609)      (2,567)        (158)         361        1,989       (4,984)

Income Taxes (Benefit)                                      (1,380)        --             13          367         --         (1,000)
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Income (Loss) from Continuing Operations                    (3,229)      (2,567)        (171)          (6)       1,989       (3,984)

Discontinued Operations                                       (183)        --           --           --           --           (183)
                                                         ---------    ---------    ---------    ---------    ---------    ---------
Net Income (Loss)                                        $  (3,412)   $  (2,567)   $    (171)   $      (6)   $   1,989    $  (4,167)
                                                         =========    =========    =========    =========    =========    =========


                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                        NINE MONTHS ENDED AUGUST 31, 2000



                                                                             Guarantors       Non-Guarantors
                                                                    -------------------------
                                                                    Eagle-Picher   Subsidiary    Foreign
                                                           Issuer   Holdings, Inc. Guarantors  Subsidiaries  Eliminations   Total
                                                           ------   -------------- ----------  ------------  ------------   -----
                                                                                    (IN THOUSANDS OF DOLLARS)
Net Sales
     Customers                                           $  61,903    $    --      $ 435,547    $  78,909    $    --      $ 576,359
     Intercompany                                           12,804         --         10,021        7,635      (30,460)        --

Operating Costs and Expenses:
     Cost of products sold (exclusive of depreciation)      51,123         --        362,919       73,886      (30,382)     457,546
     Selling and administrative                             25,084            8       16,926        7,474         (105)      49,387
     Management compensation - special                       1,560         --           --           --           --          1,560
     Intercompany charges                                   (9,913)        --          9,912         (104)         105         --
     Depreciation                                            3,928         --         24,245        3,238         --         31,411
     Amortization of intangibles                             3,141         --          8,302          720         --         12,163
     Proceeds from insurance settlement                    (16,000)        --           --           --           --        (16,000)
     (Gain) loss on sales of divisions                       3,303         --         (3,976)     (11,547)        --        (12,220)
     (Gain) loss on sales of assets                            (37)        --           (442)           7           33         (439)
                                                         ---------    ---------    ---------    ---------    ---------    ---------
             Total                                          62,189            8      417,886       73,674      (30,349)     523,408
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Operating Income (Loss)                                     12,518           (8)      27,682       12,870         (111)      52,951

Other Income (Expense)
     Interest expense                                       (9,933)        --        (21,601)      (3,392)       1,448      (33,478)
     Other income (expense)                                    526         --          1,750         (430)      (1,448)         398
     Equity in earnings of
        consolidated subsidiaries                           12,437        6,609        1,524         --        (20,570)        --
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Income (Loss) Before Taxes                                  15,548        6,601        9,355        9,048      (20,681)      19,871

Income Taxes                                                 7,934         --          5,478          488         --         13,900
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Income (Loss) from Continuing Operations                     7,614        6,601        3,877        8,560      (20,681)       5,971
Discontinued Operations                                       (970)        --           --           --           --           (970)
                                                         ---------    ---------    ---------    ---------    ---------    ---------
Net Income (Loss)                                        $   6,644    $   6,601    $   3,877    $   8,560    $ (20,681)   $   5,001
                                                         =========    =========    =========    =========    =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                             AS OF NOVEMBER 30, 2000



                                                                      Guarantors        Non-Guarantors
                                                              -------------------------
                                                              Eagle-Picher   Subsidiary   Foreign
                                                      Issuer  Holdings, Inc. Guarantors Subsidiaries Eliminations    Total
                                                      ------  -------------- ---------- ------------ ------------    -----
                                                                           (IN THOUSANDS OF DOLLARS)
Assets
Cash and cash equivalents                          $   1,297    $       1   $     539   $   4,313   $   1,317    $   7,467
Receivables, net                                       3,140         --        84,004      17,731        --        104,875
Intercompany accounts receivable                      22,266         --         9,768         980     (33,014)        --
Inventories                                            4,919         --        67,299      12,630      (1,329)      83,519
Net assets of discontinued operations                 43,793         --          --         6,256      (5,969)      44,080
Prepaid expenses                                         906         --         4,999       1,503        (267)       7,141
Deferred income taxes                                 12,860         --          --          --          --         12,860
                                                   ---------    ---------   ---------   ---------   ---------    ---------
              Total current assets                    89,181            1     166,609      43,413     (39,262)     259,942

Property, Plant & Equipment, net                      22,191         --       181,898      21,958         (43)     226,004

Investment in Subsidiaries                           118,526      151,302      12,377        --      (282,205)        --

Excess of Acquired Net Assets Over Cost, net          45,673         --       131,637      21,404      (3,139)     195,575

Other Assets                                          70,021         --        17,799       8,472     (10,114)      86,178
                                                   ---------    ---------   ---------   ---------   ---------    ---------

     Total Assets                                  $ 345,592    $ 151,303   $ 510,320   $  95,247   $(334,763)   $ 767,699
                                                   ---------    ---------   ---------   ---------   ---------    ---------

Liabilities and Shareholders' Equity
Accounts payable                                   $  10,987    $    --     $  42,119   $   4,759   $    --      $  57,865
Intercompany accounts payable                             92         --          --         9,327      (9,419)        --
Long-term debt - current portion                      20,795         --        42,750       1,813        --         65,358
Income taxes                                           2,162         --          --           520        --          2,682
Other current liabilities                             41,092         --        22,046       2,364        (267)      65,235
                                                   ---------    ---------   ---------   ---------   ---------    ---------
              Total current liabilities               75,128         --       106,915      18,783      (9,686)     191,140

Long-Term Debt - less current portion                390,398         --        22,266       2,175     (22,266)     392,573

Deferred Income Taxes                                 11,512         --          --          --        (1,234)      10,278

Other Long-Term Liabilities                           22,075           14       1,000       1,618        --         24,707
                                                   ---------    ---------   ---------   ---------   ---------    ---------

              Total Liabilities                      499,113           14     130,181      22,576     (33,186)     618,698

Intercompany Accounts                               (290,399)        --       290,081      36,777     (36,459)        --

11 3/4% Cumulative Redeemable
              Exchangeable Preferred Stock              --        109,804        --          --          --        109,804

Shareholders' Equity                                 136,878       41,485      90,058      35,894    (265,118)      39,197
                                                   ---------    ---------   ---------   ---------   ---------    ---------

             Total Liabilities and Shareholders'
                         Equity                    $ 345,592    $ 151,303   $ 510,320   $  95,247   $(334,763)   $ 767,699
                                                   =========    =========   =========   =========   =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                        NINE MONTHS ENDED AUGUST 31, 2000






                                                                        Guarantors       Non-Guarantors
                                                               -------------------------
                                                               Eagle-Picher   Subsidiary   Foreign
                                                       Issuer  Holdings, Inc. Guarantors Subsidiaries Eliminations  Total
                                                       ------  -------------- ---------- ------------ ------------  -----
                                                                   (IN THOUSANDS OF DOLLARS)
Cash Flows From Operating Activities:
Net Income (Loss)                                     $  6,644    $  6,601    $  3,877    $  8,560    $(20,681)   $  5,001
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Equity in earnings (loss) of consolidated
    subsidiaries                                       (12,437)     (6,609)     (1,524)       --        20,570        --
  Depreciation and amortization                          9,185        --        32,856       3,958        --        45,999
  (Gain) loss on sales of divisions                      3,349        --        (3,976)    (11,593)       --       (12,220)
  Changes in assets and liabilities, net of
    effect of acquisitions and divestitures              2,685           8       4,724     (14,501)      5,425      (1,659)
                                                      --------    --------    --------    --------    --------    --------

              Net cash provided by (used in)
                            operating activities         9,426        --        35,957     (13,576)      5,314      37,121
                                                      --------    --------    --------    --------    --------    --------

Cash Flows From Investing Activities:
Proceeds from sales of divisions                        46,787        --        10,430      27,616        --        84,833
Acquisition of divisions                                  --          --       (11,796)       --          --       (11,796)
Capital expenditures                                    (3,534)       --       (23,034)     (3,625)       --       (30,193)
Other                                                    2,113        --           111         (90)       (530)      1,604
                                                      --------    --------    --------    --------    --------    --------

              Net cash provided by (used in)
                            investing activities        45,366        --       (24,289)     23,901        (530)     44,448
                                                      --------    --------    --------    --------    --------    --------

Cash Flows From Financing Activities:
Reduction of long-term debt                            (19,093)       --          --          --          --       (19,093)
Net borrowings(repayments)under revolving
  credit agreements                                    (34,700)       --       (18,250)    (10,532)       --       (63,482)
Other                                                       (7)       --          --          (895)       --          (902)
                                                      --------    --------    --------    --------    --------    --------

              Net cash used in financing activities    (53,800)       --       (18,250)    (11,427)       --       (83,477)
                                                      --------    --------    --------    --------    --------    --------

Net cash provided by discontinued operations               663        --          --          --          --           663
                                                      --------    --------    --------    --------    --------    --------

Increase (decrease) in cash                              1,655        --        (6,582)     (1,102)      4,784      (1,245)

Intercompany accounts                                   (4,714)       --         7,143       3,937      (6,366)       --

Cash and cash equivalents,
  beginning of period                                    4,064           1         870       5,088          48      10,071
                                                      --------    --------    --------    --------    --------    --------

Cash and cash equivalents,
  end of period                                       $  1,005    $      1    $  1,431    $  7,923    $ (1,534)   $  8,826
                                                      ========    ========    ========    ========    ========    ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS.

RESULTS OF OPERATIONS

         Please refer to Note E. regarding Segment Reporting contained in Item
1. of this report. All references to years or quarters refer to the Company's fiscal year, which is December 1 to November 30, unless otherwise indicated.

         THE AUTOMOTIVE SEGMENT

         The general economic slowdown in the United States has continued to have a negative impact on volumes and operating results throughout 2001. Sales declined 4.7% from $109.6 million in the third quarter of 2000 to $104.5 million in the comparable period in 2001. Year-to-date sales in 2001 are 7.8% below last year's sales. The loss from continuing operations before tax was $(5.4) million and $(.5) million in the third quarters of 2001 and 2000, respectively. In the nine months ended August 31, 2000, income from continuing operations before taxes was $3.6 million compared to a loss of $(7.8) million in the comparable period of 2001. Besides the negative impact reduced volumes had on results, this segment also experienced inefficiencies in certain new product launches and incurred additional expenses in preparation for a potential work stoppage, which did not occur. Depreciation costs were significantly higher in 2001 than in 2000 due to substantial capital expenditures made in recent years to support the volume of new business awarded to the Company.

      Automotive Segment Outlook

         Sales for the Automotive Segment for 2001 are expected to be approximately $420 million, $10 million less than originally forecast, although the product mix is different than originally anticipated. While sales of product to the Company's largest customer, Honda, have remained steady through 2001, production slowdowns at other of the Company's customers in the automotive industry have been worse than expected. Additionally, contrary to the Company's earlier estimates, the economy and its effect on production in the automotive industry have not stabilized or improved during the latter half of 2001, but instead have worsened. The terrorist attacks that occurred on September 11, 2001 have also served to exacerbate economic conditions such that additional production cutbacks were received and are expected throughout the remainder of 2001. The Company now expects that the combination of these factors will have an additional adverse impact of approximately $4 million on the operating income and EBITDA of the Automotive Segment.

         THE TECHNOLOGIES SEGMENT

         Sales for the third quarter of 2001 were $48.7 million, a decrease of 1.6% from the comparable period of 2000, when they were $49.5 million. Demand for special-purpose batteries is growing and demand for fiber-optic materials has been strong, which has resulted in sales increases in these areas in the third quarter of 2001 compared to the same period of 2000. However, these increases have been offset by a decline in sales resulting from several factors, including soft demand for semi-conductor products, a fire in a bulk-pharmaceutical manufacturing plant and a temporary halt in orders from a large customer in the commercial battery market while it reduced inventory levels. Year-to-date sales were $149.0 million and $138.1 million in 2001 and 2000, respectively. The largest increases have been in the special-purpose battery and fiber-optic markets.

         The loss from continuing operations before tax in the third quarter has increased from $(.9) million in 2000 to $(1.3) million in 2001. The segment has experienced an increase in depreciation and amortization and interest expenses due to the acquisition of Eagle-Picher Energy Products Corp. (formerly BlueStar Battery Systems Corporation) in June 2000 and other recent capital investments. Year-to-date, the loss from continuing operations before tax was $(1.6) million and $(1.2) million in 2001 and 2000, respectively.

         As noted above, during the third quarter, the Company had a fire in a bulk pharmaceutical manufacturing plant. While the fire may have a short term impact on results of operations, the Company does not expect the fire to have a material impact on its financial condition or results of operations due to casualty insurance, including business interruption insurance.

         Technologies Segment Outlook

         For 2001, sales in the Technologies Segment are expected to be approximately $202 million, slightly lower than the $210 million anticipated at the beginning of the year. EBITDA for the Technologies Segment for 2001 is expected to be relatively flat when compared to 2000.

         THE MINERALS SEGMENT

         The Minerals Segment experienced a sales increase of 4.8% to $16.3 million in the third quarter of 2001, from $15.6 million in the same quarter of 2000. Although volumes are slightly down this year due to general economic weakness, revenues have increased as a result of a more favorable product mix, additional value added with product sold and an energy surcharge that was in effect for part of the quarter to defray a portion of the increased natural gas costs experienced nationwide. On a year-to-date basis, sales were relatively flat, totaling $48.6 million in 2001 compared to $48.4 million in 2000.

         The loss from continuing operations before taxes in those quarters was virtually unchanged at $(.2) million. On a year-to-date basis, the income (loss) from continuing operations before taxes was $(.6) million and $.4 million for 2001 and 2000, respectively, a decline of $1.0 million, despite an increase in energy costs of $2.7 million in 2001 from the comparable period in 2000. The increases in energy costs have been significantly mitigated by cost savings from production efficiencies, energy surcharges to customers and a reduction of general and administrative expenses.

         Minerals Outlook

         As originally anticipated, the Company expects sales for the Minerals Segment for 2001 to be relatively flat when compared to 2000 at approximately $65 million. As originally forecast, the Minerals Segment's operating margin will be slightly lower in 2001 as a result of the substantially higher natural gas prices experienced earlier in the year.

                             Summary of the Company

         Net Sales. Net sales of the Company decreased 3.8% from $176.2 million in the third quarter of 2000 to $169.5 million in the third quarter of 2001. The sales of the Divested Divisions in 2000 accounted for $1.6 million of this decrease. See discussions of the various segments for further information.

         Cost of Products Sold. Cost of products sold increased as a percentage of net sales from 80.2% in the third quarter of 2000 to 82.4% in 2001. Increased energy costs have impacted the margins in operations which are heavy consumers of natural gas in the Minerals and Automotive Segments. Lower volumes resulting from the current economic slump and inefficiencies in certain new product launches also contributed to the increase.

         Selling and Administrative. Selling and administrative expenses have declined from $14.4 million in the third quarter of 2000 to $13.1 million for the same period in 2001. Of this amount, $.3 million is attributable to the Divested Division 2000. Other decreases were due to fewer personnel at the Company's headquarters, a new method of funding the Supplemental Executive Retirement Plan, and lower consulting fees.

         Depreciation and Amortization. Depreciation and amortization expense was $15.4 million and $13.8 million in the third quarters of 2001 and 2000, respectively. The increase is largely attributable to recent capital expenditures made in the Automotive Segment for new business achieved in 2000 and 2001.

         Divestitures. In 2000, as part of the Company's previously announced program to focus management, technical and financial resources on core businesses, the Company sold several divisions. The Cincinnati Industrial Machinery Division was sold in the third quarter of 2000, resulting in a loss of $2.1 million.

         Management Compensation - Special. Management compensation expenses of $.6 million in the third quarter of 2001 relate to compensation to corporate officers upon their separation from the Company.

         Interest Expense. Interest expense declined from $10.5 million in the third quarter of 2000 to $9.9 million in the comparable period this year. Although debt levels have been slightly higher during the third quarter of 2001 than in the same period of 2000, interest rates have been lower on variable rate debt in 2001. The Company has entered into swap agreements to manage its interest rate risk. The agreement in effect in 2000 fixed the base interest rate on $150.0 million of debt at 5.805% plus the applicable spread, where the swap agreement in 2001 fixed $90.0 million of debt at 5.678% plus the applicable spread. This results in more of the Company's debt being subject to the variable base rates, which are currently lower than the rates at which the base rates are fixed per the swap agreements.

         Other Income (Expense). Other income was $1.6 million and $.8 million in the third quarters of 2001 and 2000, respectively. The increase was due to royalty received on the sale of certain product designs and currency gains as the euro strengthened compared to the dollar during the third quarter.

         Income (Loss) from Continuing Operations Before Tax. The losses from continuing operations before tax were $(7.6) million and $(5.0) million in the third quarters of 2001 and 2000, respectively. The difference is primarily due to the effect of the weak economy on the Automotive Segment and increased depreciation costs.

         Income Taxes (Benefit). Income tax benefits were $(2.5) million and $(1.0) million in the third quarters of 2001 and 2000, respectively. The divestitures in 2000 affect comparability of income taxes and the effective tax rates due to taxable gains resulting from the divestitures.

         Discontinued Operations. As previously reported, the Board of Directors has authorized management to sell the assets and business of the Machinery Segment. The Company has entered into a letter of intent to sell the Segment, which is subject to certain contingencies. The Company continues to implement a plan which focuses on improving the efficiency of its operations to achieve a lower cost structure. This segment has been severely impacted by general economic conditions in 2001. Sales of the Machinery Segment declined 13.8% from $21.7 million in the three months ended August 31, 2000 to $18.7 million in the comparable period of 2001. Sales of fork-lift trucks were down significantly, there was a slight decrease in sales of wheel-tractor scrapers, and sales of component parts for construction and agricultural equipment were flat. The lower volumes resulted in lower margins which were mitigated somewhat through reductions in general and administrative costs.

         The Company estimates the disposition of the Machinery Segment will take place by November 30, 2001 and has recorded aggregate provisions, net of tax, of $5.5 million and $23.7 million in the three and nine months ended August 31, 2001, respectively, for estimated losses and costs to be incurred in connection with the disposition of the Machinery Segment, including expected losses during the phase-out period.

         Net Income (Loss). The net loss for the third quarters of 2001 and 2000 was $(10.6) million and $(4.2) million, respectively. The net loss in 2001 was significantly impacted by the provision for discontinued operations as well as other factors discussed above.

         Dividends accreted of $3.3 million and $3.0 million in the third quarters of 2001 and 2000, respectively, on the 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") increased the loss applicable to common shareholders to $(13.9) million and $(7.1) million, respectively.

         Company Outlook

         The Company was fortunate in that it did not suffer the loss of any of its employees or property in the recent terrorist attacks on the United States. The attacks have exacerbated the general economic slow-down that the country had been experiencing, however, and the Company, especially the Automotive Segment, is expected to be adversely impacted in the fourth quarter of 2001 and possibly beyond. On the other hand, the anticipated prolonged military conflict and increased defense spending is expected to result in increased business in certain areas of the Technologies Segment.

     Excluding sales of the Machinery Segment, which is being treated as a discontinued operation, the Company expects its sales for 2001 to be approximately $695 million compared to the $705 million sales estimate provided by the Company in its fiscal year 2001 annual report on Form 10-K/A. Most of the decrease in sales is attributable to the Automotive Segment.

     Excluding EBITDA of the Machinery Segment, the Company now expects its EBITDA for the 2001 to be between $85 and $88 million, compared to the $93 million estimate provided by the Company at the beginning of the year. Substantially all of the decrease in EBITDA is attributable to the Automotive Segment.


FINANCIAL CONDITION

       The following are certain financial data regarding EBITDA, as defined below, cash flows and earnings to fixed charges and preferred stock dividends (excluding the Machinery Segment):

                                                                                              Nine Months Ended
                                                                                                  August 31
                                                                                          ------------------------
                                                                                              2001        2000
                                                                                              ----        ----

                                                                                          (In millions of dollars)
                    EBITDA                                                                $65.1             $70.3
                    Cash provided by operating activities                                  32.4              37.1
                    Cash provided by (used in)investing activities                        (35.8)             44.4
                    Cash provided by (used in) financing
                     activities                                                             9.7             (83.5)
                    Cash provided by discontinued operations                                1.0                .7
                    Preferred stock dividends accreted                                      9.8               8.7
                    Earnings/fixed charges and preferred stock dividends
                                                                                             .44X             1.26X

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

       The Company's EBITDA for the nine months ended August 31, 2001 and 2000, excluding the Machinery Segment, was $65.1 million and $70.3 million, respectively. The decrease in EBITDA occurred primarily in the Automotive Segment. As stated above, excluding EBITDA of the Machinery Segment EBITDA, for the Company for 2001 is expected to be between $85 million and $88 million.


Operating Activities

       Cash provided by operating activities was $32.4 million and $37.1 million for the nine months ended August 31, 2001 and 2000, respectively, and consisted of the following:

                                                    NINE MONTHS ENDED
                                                        AUGUST 31
                                                    -----------------
                                                     2001       2000
                                                     ----       ----

                                               (in millions of dollars)

                Income (Loss) from continuing
                  operations before taxes          $(13.2)     $19.9
                Depreciation and amortization,
                  excluding amortization of
                  deferred financing costs           45.1       43.6
                Divestitures                           .5      (12.2)
                Excess of interest expense
                  over interest paid                  7.0        4.8
                Income taxes refunded (paid), net     1.7       (6.8)
                Working capital and other            (8.7)     (12.2)
                                                     ----      -----
                                                    $32.4      $37.1
                                                     ====       ====


See "Results of Operations" for discussions concerning income (loss) before taxes, depreciation and amortization, divestitures and interest expense.

    The excess of interest expense over interest paid results primarily from three items. First, semi-annual interest was due September 1 on the Company's Subordinated Notes. Secondly, interest expense includes amortization of deferred financing costs, which does not affect cash. Finally, the Company's revolving credit facility consists of numerous notes with varying maturities. In 2001, certain of the notes matured after May 31, so less interest was paid in the first six months of 2001 compared to 2000.

     The Company received a "quick refund" in the first quarter of 2001 of some of the income tax payments made in 2000.

     The Company has made a concerted effort to improve its working capital position by monitoring receivables, managing inventory levels and seeking longer payment terms. However, in the third quarter of 2001, the Company made the final distribution from EPI's chapter 11 reorganization of approximately $10.6 million, which adversely impacted cash provided by operating activities.

Investing Activities

         Capital expenditures were $34.9 million in the nine months ended August 31, 2001. The majority of the capital expenditures were made in the Automotive Segment. These expenditures related to new product launches for precision-machined products and a new rubber-to-metal coating line. Investing activities provided $44.4 million in cash in the comparable period of 2000. The Company sold the Divested Divisions during the first nine months of 2000, which resulted in aggregate net proceeds of $84.8 million. Also in the first nine months of 2000, the Company made capital investments of $30.2 million, primarily in the Automotive Segment, and acquisitions totaling $11.8 million in the Technologies Segment.

Financing Activities

         The Company had a net increase in borrowing of $12.4 million in the nine months ended August 31, 2001. This was due in part to large amounts of cash received on the last day of the month by the Company that we were unable to apply to debt. The Company had $14.8 million in cash on August 31, which was $7.3 million more than was held at November 30, 2000. In addition, the Company spent $34.9 million in capital expenditures, which was $2.5 million more than was generated by continuing operations. In the comparable period of 2000, the Company applied the proceeds from the divestitures and the insurance settlement to debt, reducing the balances on revolving credit facilities by $63.5 million, in addition to regularly scheduled debt repayments of $11.1 million and repayment of an industrial revenue bond of $8.0 million.


Earnings to Fixed Charges and Preferred Stock Dividends

The ratio of earnings from continuing operations to fixed charges and preferred stock dividends for the nine months ended August 31, 2001 and 2000 was .44x and 1.26x, respectively. In 2001, earnings were insufficient to cover fixed charges and preferred stock dividends by $23.0 million. In 2000, the ratio was significantly impacted by the insurance proceeds of $16.0 million and gains resulting from divestitures of $12.2 million. If these items were excluded from the calculation in 2000, the ratio of earnings from continuing operations to fixed charges and preferred stock dividends would be .60x and earnings would not have been sufficient to cover fixed charges and preferred stock dividends by $17.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operations and available credit facilities are considered adequate to fund both the short-term and long-term capital needs of the Company. As of August 31, 2001, the company had $45.9 million available to be drawn under its revolving credit facility and an amount up to $7.3 million available to be drawn under its Receivables Loan Agreement, based on a formula of total receivables outstanding as of a certain date. In addition, the Company's European operations had several unsecured lines of credit on which $4.7 million was available to draw as of August 31, 2001. The Company was in compliance with the covenants of its Credit Agreement, Subordinated Notes and the European credit agreements as of August 31, 2001.

         The Company enters into interest rate swap agreements to manage its variable interest rate exposure. Per the terms of the swap agreement, the Company exchanges, at specified intervals, the difference between fixed and variable interest amounts based on a certain notional amount. During the first quarter of 2001, the Company entered into various swap agreements effectively fixing the base interest rate (i.e. before the applicable spread) on $90 million of the Company's debt under the Credit Agreement at a weighted average interest rate of 5.678%. These swap agreements mature by December 15, 2003.

         The second and final bankruptcy distribution from EPI's chapter 11 reorganization of approximately $10.6 million was made June 25, 2001. This was financed from the Company's revolving credit facility.

     The Company's Receivables Loan Agreement, which was renewed through May 15, 2002, has a term of 364 days and it is expected to be renewed for an additional 364 days upon maturity.


NEW ACCOUNTING STANDARDS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company would be required to adopt this statement for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for the year ending November 30, 2001.

         In June 2001, the FASB issued three additional pronouncements. SFAS No. 141, "Business Combinations," requires that all acquisitions be accounted for using the purchase method. SFAS No. 142, "Goodwill and Intangible Assets," presumes that goodwill and other intangible assets have infinite lives and, as such, prescribes that these assets will not be amortized, but rather tested at least annually for impairment. This pronouncement also provides specific guidance on testing intangible assets. SFAS No. 143, "Accounting for Asset Retirement Obligations," requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 141 is effective for all business combinations initiated after June 30, 2001. We will be required to adopt SFAS No. 142 and SFAF No. 143 no later than our fiscal year ending November 30, 2003.

         In September 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary difference is that goodwill has been removed from the scope of SFAS No. 144. It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. The Company will be required to adopt the provisions of SFAF No. 144 no later than the first quarter of our fiscal year ended November 30, 2003.

         The Company is currently analyzing these new pronouncements.



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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company enters into interest rate swap agreements ("Swap Agreements") to manage interest rate costs and risks associated with changing interest rates. The differential to be paid or received under these agreements is accrued and recognized as adjustments to interest expense. During the first quarter ended February 28, 2001, the Company entered into various interest rate swap agreements with a commercial bank having a total notional amount of $90 million. The effective dates of these agreements were March 5, 2001 and March 15, 2001 and they mature December 5, 2003 and December 15, 2003, respectively. These agreements effectively change the interest rate exposure on $90 million of the Company's floating debt to a fixed rate of 5.678% plus the applicable spread. The Company anticipates entering into additional interest rate swap agreements through the maturity date of the Credit Agreement. Both the revolving and term loans bear interest at the Company's option, of an adjusted LIBOR rate plus 2-3/4% or the bank's prime rate plus 1-1/2%. There is a commitment fee on the facility equal to 1/2% per annum on the undrawn portion of the facility and fees for letters of credit are equal to 2-3/4% per annum. If the Company meets or fails to meet certain financial benchmarks, the interest rate spreads, commitment fees and fees for letters of credit may be reduced or increased.

       Loans under the Company's accounts receivable loan agreement ("Receivables Agreement") bear interest at a variable rate equal to market rates on commercial paper having a term similar to the applicable interest period with fees of 1-1/4% on the maximum amount available. The Company's industrial revenue bonds ("IRB's") bear interest at variable rates based on the market for similar issues. Loans under the Receivables Agreement and the IRB's are not covered by the Swap Agreements.

       As of August 31, 2001, $188.5 million of revolving and term loans were outstanding under the Credit Agreement, of which interest on $90.0 million is essentially fixed by the Swap Agreements. The interest rate risk on the debt outstanding under the Receivables Agreement, the foreign debt and the IRB's, which in the aggregate totals $61.6 million, has not been hedged. Accordingly, a 1% increase in the applicable index rates would result in additional interest expenses of $1.6 million per year, assuming no change in the level of borrowing. Based on the fair value of the Swap Agreements held at August 31, 2001, the Company has recorded a loss of $3.4 million in Other Comprehensive Income.

         The Company also enters into various foreign currency forward contracts to hedge a portion of its forecasted sales, generally within the next 12 months. The Company manages most of these exposures on a consolidated basis, which allows for netting certain exposures to take advantage of any natural offsets. The Company's principal areas of exposure are related to sales denominated in the currencies of Europe, Mexico and Canada with the majority of this exposure in European currencies. As of August 31, 2001, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $15.2 million. Based on the fair value of the futures contracts being held as of August 31, 2001, the Company has recorded a net loss of $.4 million in the nine months ended August 31, 2001 in Other Comprehensive Income.

         PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


Please refer to Note D regarding Legal Matters contained in Item 1 of this report, which is incorporated by reference in this Part II, as its Item 1.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.21 - Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on August 31, 2001.

         10.59 - Executive Employment Agreement effective July 15, 2001 between EPI and John H. Weber.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER HOLDINGS, INC.





                                        /s/ Albert Iedema
                                       -------------------------------
                                       Albert Iedema
                                       Senior Vice President and
                                       Chief Financial Officer

                                       (Principal Financial Officer)





DATE   October 12, 2001
    --------------------------

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       EAGLE-PICHER INDUSTRIES, INC.




                                       /s/ Albert Iedema
                                       -------------------------------
                                       Albert Iedema
                                       Senior Vice President and
                                       Chief Financial Officer

                                       (Principal Financial Officer)





DATE   October 12, 2001
    --------------------------

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





DATE   October 12, 2001
    -----------------------

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





DATE   October 12, 2001
    -----------------------

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





DATE   October 12, 2001
    -----------------------

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





DATE   October 12, 2001
    -----------------------

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




DATE   October 12, 2001
    -----------------------

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





DATE   October 12, 2001
    -----------------------

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










                                       EPMR CORPORATION (F/K/A MICHIGAN
                                       AUTOMOTIVE RESEARCH CORPORATION)





                                       /s/ Tom B. Scherpenberg
                                       ----------------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)



DATE   October 12, 2001
    -----------------------

                                  EXHIBIT INDEX
                                  -------------





Exhibit No.                              Description
-----------                              -----------



      3.21 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on August 31, 2001.

     10.59 Executive Employment Agreement effective July 15, 2001 between EPI and John H. Weber.