Form 10-K405
period 2001-11-30
EAGLE PICHER HOLDINGS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC; EAGLE PICHER MINERALS INC; EAGLE PICHER INDUSTRIES INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER DEVELOPMENT CO INC; DAISY PARTS INC
filed 2002-02-15
CIK 1059364, 1059573, 1059575, 1059576, 1059572, 30927, 1059570, 1059568, 1059567

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                             ------------------------
                                     FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001

                        COMMISSION FILE NUMBER 333-49957-01
                             ------------------------

                            EAGLE-PICHER HOLDINGS, INC.

                              A Delaware Corporation

                          I.R.S. Employer Identification
                                  NO. 13-3989553
                             ------------------------

      250 EAST FIFTH STREET, SUITE 500, P. O. BOX 779, CINCINNATI, OHIO 45201

                Registrant's telephone number, including area code:
                                   513-721-7010
                             ------------------------

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

Yes [ ]     No [X]

1,000,000 shares of common capital stock, $.01 par value each, were outstanding at February 14, 2002.

                        TABLE OF ADDITIONAL REGISTRANTS

                                                     JURISDICTION OF                    IRS EMPLOYER
                                                     INCORPORATION OR    COMMISSION    IDENTIFICATION
                       NAME                            ORGANIZATION     FILE NUMBER        NUMBER
                       ----                          ----------------   ------------   --------------
Eagle-Picher Industries, Inc.                            Ohio           333-49957       31-0268670

Daisy Parts, Inc.                                      Michigan         333-49957-02    38-1406772

Eagle-Picher Development Co., Inc.                     Delaware         333-49957-03    31-1215706

Eagle-Picher Far East, Inc.                            Delaware         333-49957-04    31-1235685

Eagle-Picher Minerals, Inc.                             Nevada          333-49957-06    31-1188662

Eagle-Picher Technologies, LLC                         Delaware         333-49957-09    31-1587660

Hillsdale Tool & Manufacturing Co.                     Michigan         333-49957-07    38-0946293

EPMR Corporation (f/k/a Michigan                       Michigan         333-49957-08    38-2185909
  Automotive Research Corp.)

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
 1.    Business....................................................    1
 2.    Properties..................................................    7
 3.    Legal Proceedings...........................................    9
 4.    Submission of Matters to a Vote of Security Holders.........   14

                                 PART II
 5.    Market for the Registrant's Common Equity and Related
       Stockholder Matters.........................................   15
 6.    Selected Financial Data.....................................   15
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................   16
7a.    Quantitative and Qualitative Disclosures About Market
       Risk........................................................   26
 8.    Financial Statements and Supplementary Data.................   28
 9.    Changes In and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   65

                                PART III
10.    Directors and Executive Officers of the Registrant..........   65
11.    Executive Compensation......................................   67
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................   71
13.    Certain Relationships and Related Transactions..............   73

                                 PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................   74
       Signatures..................................................   79
       Exhibit Index...............................................   88

                                     PART I

ITEM 1.  BUSINESS

General Development of Business

     Eagle-Picher Holdings, Inc. ("EP Holdings") was incorporated under the laws of the State of Delaware in 1997 by Granaria Industries B.V. to serve as the vehicle to acquire Eagle-Picher Industries, Inc., an Ohio corporation ("EPI"). EP Holdings does not conduct any business of its own, rather EP Holdings acts as the holding company of EPI.

     EPI is a diversified manufacturer of hundreds of products for the automotive, defense and aerospace markets, as well as other industrial markets. Founded in 1843, EPI began as a manufacturer of paint pigments, marketed under the brand name Eagle White Lead. In 1876, the Picher family of Joplin, Missouri formed the Picher Lead Mining Company. The two firms merged in 1916 forming the Eagle-Picher Lead Company, which was renamed Eagle-Picher Industries, Inc. in 1966 to reflect its ongoing expansion into a wide and diversified group of industries. EPI conducts its business through both unincorporated divisions and separately incorporated subsidiaries. EPI is the only subsidiary of EP Holdings. Therefore, EP Holdings' results of operations and cash flow approximate those of EPI. Unless the context indicates otherwise, the term the "Company" as used herein refers to EP Holdings and its subsidiaries. References to divisions of the Company include both unincorporated divisions and separately incorporated subsidiaries.

     As a result of sales prior to 1971 of asbestos-containing insulation materials, EPI became the target of numerous lawsuits seeking damages for illness resulting from exposure to asbestos. By the end of 1990, EPI had paid hundreds of millions of dollars to asbestos litigation plaintiffs and their lawyers. In January of 1991, EPI filed for protection under chapter 11 of the U.S. Bankruptcy Code as a direct consequence of cash shortfalls attributable to pending asbestos litigation liabilities. On November 18, 1996, the U.S. Bankruptcy Court together with the U.S. District Court for the Southern District of Ohio, issued an order confirming the Third Amended Plan of Reorganization (the "Plan") of EPI and seven of its domestic subsidiaries. The Plan became effective November 29, 1996. The Order confirming the Plan contains a permanent injunction which precludes holders of present and future asbestos-related or lead-related personal injury claims from pursuing their claims against the reorganized EPI. Consequently, EPI has no further liability in connection with such asbestos-related or lead-related personal injury claims. Instead, those claims will be channeled to the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust (the "PI Trust") which is an independently administered qualified settlement trust established to resolve and satisfy those claims. Under the terms of the Plan, all of the outstanding common stock of EPI was cancelled and newly issued common stock of the reorganized EPI was contributed to the PI Trust, together with certain notes and cash. On February 24, 1998, EP Holdings acquired EPI from the PI Trust for $702.5 million.

     Effective December 14, 2001, the Company sold certain of the assets of its Construction Equipment Division. This division represented the Company's entire Machinery Segment. The sale price was $6.1 million in cash plus assumption of approximately $6.7 million of current liabilities. The Company retained the land and buildings of the Construction Equipment Division's main facility in Lubbock, Texas and leased the facility to the buyer of the division's assets and business for a five year term. The buyer has an option to buy the facility for $2.5 million, increasing $100,000 per year over the term. The Company also retained approximately $2.3 million book value of raw materials inventory, which the buyer agreed to purchase within one year, and approximately $0.9 million of accounts receivable.

     During 2000, as part of its previously announced program to focus management, technical and financial resources on core businesses, the Company completed the sale of its Ross Aluminum Foundries, Fluid Systems, Michigan Automotive Research Corporation, Rubber Molding, and Cincinnati Industrial Machinery divisions for aggregate net proceeds of $85.0 million. These divisions are referred to herein as the "Divested Divisions."

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

     The Company's Technologies Division acquired the assets of the isotopically depleted zinc business of Isonics Corporation for $8.2 million effective December 1, 1999. The Technologies Division paid $6.7 million of the purchase price at the closing, and the remaining $1.5 million is payable in three annual $.5 million installments, subject to certain contingencies. The Company is disputing its obligation to make the remaining $1.5 million of deferred payments. See Item 3 -- Legal Proceedings. Isotopically depleted zinc is used as a corrosion inhibiting additive to water in nuclear reactors. This product compliments the enriched boron products sold by the Technologies Division to enhance the safety and efficiency of nuclear power plants.

     The Company's Hillsdale Division acquired the stock of Charterhouse Automotive Group, Inc., a holding company whose only operating subsidiary was Carpenter Enterprises Limited ("Carpenter"), as of March 1, 1999 for a purchase price of approximately $73.0 million. Carpenter is a supplier of precision machined components to the automotive industry with operations, products and a customer base complimentary to those of the Hillsdale Division. Immediately following the transaction Charterhouse Automotive Group, Inc. was merged into Carpenter.

     The Company's new management team is completing a strategic and operational review of the Company's businesses, including a review of portfolio mix, within the limits of the Company's financial resources and credit instruments.

Financial Information About Industry Segments

     Commencing with the Company's fiscal year ending November 30, 2000, the Company changed the composition of its reportable business segments to include the following three segments:

     1. Automotive;

     2. Technologies; and

     3. Minerals.

Prior to March 1, 2001, the Company also operated a Machinery Segment; from that date until its sale as of December 14, 2001 the Company treated the Machinery Segment as a discontinued operation. The Company has restated items of segment information for earlier periods in order to facilitate comparison. Industry segment data is included in the Company's Consolidated Financial Statements for the years ended November 30, 2001, 2000 and 1999. See Note P to the Consolidated Financial Statements contained in Item 8 below.

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

                                                             2001      2000      1999
                                                             ----      ----      ----
Precision Machined Components..............................  50.9%     49.5%     42.5%
Rubber Coated Metal Products...............................  10.7%     10.9%     10.1%
Divested Automotive Products...............................   0.0%      5.7%     15.8%
                                                             ----      ----      ----
     Total.................................................  61.6%     66.1%     68.4%
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

     The Automotive Segment's largest customer in fiscal year 2001 was Honda, accounting for $90.9 million of the Company's consolidated net sales. Consolidated net sales to Ford Motor Company were $45.6 million in fiscal year 2001, however, this figure does not include sales to Visteon Corporation, which was spun off by Ford Motor Company in fiscal year 2000, and which were $33.8 million in fiscal year 2001. Consolidated net sales to Ford Motor Company and Visteon Corporation were $118.0 million in fiscal year 2000. Prior to fiscal year 2000, Ford Motor Company (including Visteon) was the Company's largest customer, with consolidated sales amounting to $137.8 million in fiscal year 1999 and $160.9 million in fiscal year 1998. No other customer of the Company accounted for 10% or more of consolidated net sales.

THE TECHNOLOGIES SEGMENT

     The Technologies Segment is a diverse group of businesses with a broad spectrum of technology and capabilities. Its products can be segregated into the following three product categories: Special Purpose

Batteries, Specialty Materials and Other Technologies Products. The following table sets forth the percentage of the Company's Consolidated Net Sales contributed by each product category:

                                                             2001      2000      1999
                                                             ----      ----      ----
Special Purpose Batteries..................................  15.9%     13.6%     13.8%
Specialty Materials........................................   7.2%      6.2%      5.6%
Other Technologies Products................................   5.8%      5.5%      4.7%
                                                             ----      ----      ----
     Total.................................................  28.9%     25.3%     24.1%
                                                             ====      ====      ====

     Special Purpose Batteries. The Technologies Segment is a major supplier of batteries and power systems components for the aerospace, defense and telecommunications industries. The Company has been providing the aerospace and defense industries with high quality, reliable batteries for more than 50 years. The Company's batteries have been on every United States' manned space flight, and the Company's silver zinc batteries provided the power for the safe return to earth of the famed Apollo 13 flight crew. Its nickel hydrogen batteries power more than 85% of the United States' most advanced communications and surveillance satellites as well as items such as the Hubble Telescope and the International Space Station. Other batteries manufactured by the Technologies Segment serve as launch batteries in booster rockets and support a variety of military applications, including missile guidance, seat ejection and weapons systems. The Technologies Segment also manufactures a line of batteries sold commercially for use in items such as industrial fire and burglary alarm panels, telecommunications backup, remote global positioning units, animal tracking and incarceration bracelets. Major customers of the group include satellite builders, defense contractors and the United States government. The Technologies Segment has only a few competitors for some of its highly technological products and it competes for those products primarily on the basis of quality and performance. The Technologies Segment has many large and small competitors for its other products. For much of its business with the United States government, the Technologies Segment bids competitively against other producers of special purpose batteries.

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

THE MINERALS SEGMENT

     The Company's Minerals Segment is recognized as a world leader in the mining, process technology and marketing of diatomaceous earth and perlite filter aids. This segment comprised 9.5% of the Company's Consolidated Net Sales in 2001, 8.6% in 2000 and 7.5% in 1999.

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

     The Company's Minerals Segment also produces industrial absorbents, functional fillers and soil amendments and conditioners. The Minerals Segment is the world's number one producer of granular diatomite absorbent products known as FLOOR DRY, as well as AXIS(R) and PLAY BALL!(R) soil amendments and conditioners. In the North American market for industrial absorbents, the Company's Minerals Segment has a variety of competitors due to a number of other materials, such as clay, which are also used for this purpose.

     The Minerals Segment serves over 35 markets and more than 2,000 customers around the globe with its various products. Shipments to these customers worldwide place Minerals among the top ten container shippers from ports along the West Coast of the United States.

     The Minerals Segment competes based on price, service and quality as well as technical support provided to filter aid customers. The Minerals Segment operates three mining and processing facilities in the United States. The Minerals Segment's sales offices located in the United States and Europe market diatomite, perlite and cellulose directly and through distributors in North America, Europe, Asia, Africa and the Middle East.

THE MACHINERY SEGMENT

     As noted above, the Company's former Machinery Segment was sold as of December 14, 2001. Since 1964, the Machinery Segment had been the sole supplier of elevating wheel tractor scrapers to Caterpillar Inc. An elevating wheel tractor scraper is a large earth-moving machine used for the removal of overburden for open pit mining, and for site preparation for highways and other commercial, municipal and industrial projects. The Machinery Segment also manufactured its own brand and line of rough terrain lift trucks and various component parts used in agricultural and construction machinery. The Machinery Segment's manufacturing facilities were located in the United States and Mexico. The elevating wheel tractor scrapers were marketed and sold by Caterpillar Inc. and its existing network of distributors, and Caterpillar Inc. was the sole customer of the segment for elevating wheel tractor scrapers. The component parts for agricultural and construction machinery manufactured by the Machinery Segment were sold primarily through internal sales and engineering personnel to the manufacturers of the machinery. The Machinery Segment's branded line of forklifts were also sold through internal sales personnel.

     For financial information on the Company's former Machinery Segment, see the Company's Consolidated Statements of Income (Loss) and Note B to the Consolidated Financial Statements contained in Item 8 below.

OTHER INFORMATION

     Raw Materials. The prices of the Company's raw materials are subject to volatility. The Company's principal raw materials are rubber, steel, zinc, nickel, gallium, germanium, boron and aluminum. With the exception of gallium and germanium, these raw materials are commodities that are widely available. The Company believes that the gallium and germanium supply available to the Company will be sufficient to satisfy the Company's requirements for 2002. Although the Company has alternate sources for most of its raw materials, the Company's policy is to establish arrangements with select vendors, based upon price, quality and delivery terms. By limiting the number of its suppliers, the Company believes that it obtains materials of consistently high quality at favorable prices.

     Due to their manufacturing processes, the Minerals Segment and the Wolverine Division are heavy consumers of natural gas.

     Intellectual Property. The Company holds approximately 34 patents, primarily in the United States. Many of the Company's products incorporate a wide variety of technological innovations, some of which are protected by individual patents. Many of these innovations are treated as trade secrets with programs in place to protect these trade secrets. No one patent or group of related patents is material to the Company's business. The Company also has numerous trademarks, including the Eagle-Picher name, and considers the Eagle-Picher name to be material to its business.

     Backlog. At November 30, 2001, 2000 and 1999, the Company's order backlog was approximately $134.3 million, $134.6 million and $144.1 million, respectively. The Company expects the order backlog outstanding at November 30, 2001 to be filled within the 2002 fiscal year. As is customary in the automotive industry, the Company enters into blanket purchase orders with its customers with respect to specific product orders. From time to time, the customer, depending on its needs, will provide the Company with releases on a blanket purchase order for a specified amount of products. As a result, the backlog for the Automotive Segment is not significant.

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

     Research and Development. The Company spent approximately $10.4 million on research and development activities, primarily for the development of new products or the improvement of existing products in 2001. Comparable costs were $11.7 million in 2000 and $13.3 million in 1999.

     Environmental Regulatory Compliance. The Company had total expenditures for environmental compliance and remediation of $9.1 million in the year ended November 30, 2001, including $0.3 million of capital expenditures. The Company estimates that it will expend $11.5 million, including $0.9 million in capital expenditures, in 2002. Certain amounts resulting from existing conditions relating to past operations have been provided for. As of November 30, 2001, the Company had $15.0 million of liabilities recorded in connection with these environmental matters, and believes such reserves to be adequate under the circumstances. See Item 3 below for information with respect to various other environmental proceedings.

     Employees. As of November 30, 2001, the Company employed approximately 4,100 persons in its operations, of whom approximately 1,100 were salaried employees and 3,000 were hourly employees. Approximately 50% of the Company's hourly employees are represented by one of five labor organizations. The Company believes that its relations with its employees are generally good.

     Financial Information about Foreign and Domestic Operations and Export Sales. Financial information about Foreign and Domestic Operations and Export Sales is included in Item 8 below, the Company's Consolidated Financial Statements for the years ended November 30, 2001, 2000 and 1999. (See Note P to the Company's financial statements contained in Item 8 below.)

ITEM 2.  PROPERTIES

     The principal fixed assets of the Company consist of its manufacturing, processing and storage facilities and its transportation and plant vehicles. Substantially all of the Company's owned properties and assets are pledged as collateral under its syndicated senior loan facility. The following sets forth selected information regarding the Company's active manufacturing and processing facilities:

                                                                                    DESCRIPTION OF
        SEGMENT                                 LOCATION                           PROPERTY INTEREST
        -------                                 --------                           -----------------
AUTOMOTIVE
  Domestic                Blacksburg, Virginia (2 plant locations)                      owned
                          Hillsdale, Michigan (4 plant locations)                       owned
                          Hamilton, Indiana                                             owned
                          Inkster, Michigan                                             owned
                          Jonesville, Michigan                                          owned
                          Leesburg, Florida                                             owned
                          Manchester, Tennessee                                        leased
                          Mount Pleasant, Michigan                                      owned
                          Traverse City, Michigan                                       owned
                          Vassar, Michigan                                             leased
  International           Ohringen, Germany                                             owned
                          San Luis Potosi, Mexico                                       owned
                          Tamworth, England                                             owned
TECHNOLOGIES
  Domestic                Colorado Springs, Colorado (2 plant locations)           owned & leased
                          Galena, Kansas                                                owned
                          Grove, Oklahoma                                               owned
                          Harrisonville, Missouri                                       owned
                          Joplin, Missouri (7 plant locations)                     owned & leased
                          Lenexa, Kansas                                                owned
                          Miami, Oklahoma (3 plant locations)                      owned & leased
                          Quawpaw, Oklahoma (2 plant locations)                         owned
                          Seneca, Missouri                                              owned
                          Stella, Missouri                                              owned
  International           Vancouver, Canada                                            leased
MACHINERY
  Domestic                Lubbock, Texas                                                owned
  International           Acuna, Coahuila, Mexico (sold as of December 15,              owned
                          2001)
MINERALS(1)
  Domestic                Clark Station, Nevada                                         owned
                          Lovelock, Nevada                                              owned
                          Vale, Oregon                                                  owned

---------------

(1) In addition to the facilities listed, the Company's Minerals Segment has mining locations and numerous claims in Nevada, Oregon and California.

     The Company owns or leases additional office space, including its corporate headquarters in Cincinnati, Ohio and sales offices in Europe and Asia, and warehouse space for certain of its operations. In December 2001, the Company announced the relocation of its headquarters office from Cincinnati to Phoenix, Arizona scheduled to take place in the second quarter of 2002.

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

     Mining. The Minerals Segment owns and leases diatomaceous earth and perlite mining locations as well as numerous claims in Nevada, Oregon and California (collectively, "mining properties"). The Company's owned and leased mining properties, including those not currently being mined, comprise a total of approximately 10,500 acres in Storey, Lyon, Pershing and Churchill Counties in Nevada and 5,000 acres in Malhuer and Harney Counties in Oregon, as well as rights on 2,500 acres not currently being mined in Siskiyou County in California. The Company continually evaluates potential mining properties, and additional mining properties may be acquired in the future. The Minerals division extracts diatomaceous earth and perlite through open-pit mining using a combination of bulldozers, wheel type tractor scrapers, excavators and articulated trucks. The extracted materials are carried by truck to separate processing facilities. A total of approximately 446,000 tons of diatomaceous earth and perlite were extracted from the Company's mining properties in Nevada and Oregon in fiscal year 2001. On average, the Company has extracted a total of approximately 433,000 tons of diatomaceous earth and perlite from its Nevada and Oregon properties each year for the past five years. As ore deposits are depleted, the Company reclaims the land in accordance with plans approved by the relevant federal, state and local regulators. The following mining properties are of major significance to the Company's mining operations.

          Nevada. The Company's diatomaceous earth mining operations in Nevada commenced in 1945 in Storey County. The Company commenced perlite-mining operations in Churchill County in 1993. The Company extracted a total of approximately 228,000 tons of diatomaceous earth and perlite form Nevada mining properties in fiscal 2001 and, on average, extracted a total of approximately 274,000 tons of diatomaceous earth and perlite from its Nevada mining properties each year for the past five years, or approximately 67% of the Company's total diatomaceous earth and perlite production (and including 100% of its perlite production). Approximately 265 acres in Storey County, where mining activities commenced 55 years ago, and approximately 62 acres in the Counties of Lyon and Churchill are actively being mined by the Company for diatomaceous earth. Diatomaceous earth from Storey, Churchill and Lyon mining properties is processed at the Clark Station, Nevada facility. The Company believes its diatomaceous earth reserves in the Counties of Storey, Churchill and Lyon, including mining properties not actively being mined, are in excess of 30 years at current levels of extraction based upon estimates prepared by its mining and exploration personnel. Diatomaceous earth extractions from the Pershing mining properties, which commenced more than 40 years ago, are processed at the Lovelock, Nevada facility. Approximately 975 acres are actively being mined for diatomaceous earth in Pershing. The Company believes its diatomaceous earth reserves in Pershing, including mining properties not actively being mined, to be in excess of 15 years at the current level of extraction based on estimates prepared by its mining and exploration personnel. Beginning in 1993, the Company has actively mined approximately 25 acres in Churchill County for perlite, which is processed at the Lovelock, Nevada facility. The Company believes its perlite reserves in Churchill County, including mining properties not actively mined, are in excess of 30 years at the current level of extraction based upon estimates prepared by it mining and exploration personnel.

          Oregon. The Company commenced mining diatomaceous earth in Oregon in 1985 at its mining properties in Harney and Malhuer Counties. Approximately 88 acres in Harney County and 80 acres in Malhuer County are actively being mined. Diatomaceous earth extracted from these mines is processed at the Company's Vale, Oregon facility. The Company extracted approximately 218,000 tons of diatomaceous earth from the Harney County and Malhuer County mining properties during fiscal 2001 and on average, has extracted approximately 159,000 tons of diatomaceous earth each year for the past five years from these mining properties, or approximately 33% of the Company's total diatomaceous earth and perlite production. The Company believes its diatomaceous earth reserves in Harney County and Malhuer County, including mining properties not actively being mined, are in excess of 30 years at the current level of extraction based on estimates prepared by its mining and exploration personnel.

ITEM 3.  LEGAL PROCEEDINGS

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

     The Co-Defendants appealed the Order directly to the United States Circuit Court of Appeals for the Sixth Circuit (the "Sixth Circuit") (the "Confirmation Order Appeal"), raising a variety of objections to the Plan and to the Trust's procedures for processing, allowing and paying the Co-Defendants' claims. The Co-

Defendants also asserted, among other things, that Section 524(g) of the Bankruptcy Code, which authorizes courts to issue injunctions to channel asbestos claims away from a reorganized Subsidiary to a personal injury trust established by such Subsidiary is unconstitutional. The Sixth Circuit in a decision and order issued December 21, 1998, affirmed the Confirmation Order and dismissed the subject appeal as moot. As a result, the Confirmation Order became final and nonappealable as of March 23, 1999.

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

     On and shortly after the Consummation Date, EPI made distributions (the "Initial Distribution") under the Plan totaling approximately $800 million in cash, common stock and debt securities (including the approximately $730 million contributed to the PI Trust, $3.0 million set aside for the PD Trust and the remainder in connection with various other allowed claims (including the environmental claims described below). Following resolution of all claims (other than asbestos-related and lead-related claims), EPI made a second and final distribution of approximately $10.9 million in 2001.

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

     (b) Other.

     On January 25, 1996, Richard Darrell Peoples, a former employee of EPI, filed a Qui Tam suit under seal in the United States District Court for the Western District of Missouri (the "Missouri Court"). A Qui Tam suit is a lawsuit brought by a private individual pursuant to federal statute, allegedly on behalf of the U.S. Government. The U.S. Government has declined the opportunity to intervene or take control of this Qui Tam suit. EPI became aware of the suit on October 20, 1997, when it was served on EPI, after it had been unsealed. The suit involves allegations of irregularities in testing procedures in connection with certain U.S. Government contracts. The allegations are similar to allegations made by the former employee, and investigated by outside counsel for EPI, prior to the filing of the Qui Tam suit. Outside counsel's investigation found no evidence to support any of the employee's allegations, except for some inconsequential expense account matters. EPI, which believes that the U.S. Government did not incur any expense as a result of those matters, reported to the U.S. Government the employee's allegations and the results of outside counsel's investigation. The employee also initiated a different action against EPI in 1996 for wrongful termination, in which he alleged many of the same acts complained of in the Qui Tam suit. That action was dismissed with prejudice by the Missouri Court in October 1996. On June 16, 1998, the Missouri Court granted EPI's Motion to Dismiss the Qui Tam suit. The Court, however, allowed Mr. Peoples to amend his complaint. Mr. Peoples filed an amended complaint, and EPI's Motion to Dismiss the Amended Complaint was denied on January 20, 1999. Since that time the case has been in a discovery phase. EPI's lawyers recently discovered that Mr. Peoples altered documents produced by EPI in that case, a fact which Mr. Peoples has acknowledged to the court. The Company believes the alterations were an attempt to fabricate evidence against EPI. EPI filed a motion for sanctions, including dismissal of the lawsuit, which was denied by the court. EPI believes that the court erroneously believed that EPI's motion for sanctions related to an earlier discovery dispute that had been resolved. EPI has filed a motion for reconsideration of the denial of its motion for sanctions. If the lawsuit is not dismissed, EPI intends to contest this suit vigorously. EPI does not believe that resolution of this lawsuit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

     On May 8, 1997, Caradon Doors and Windows, Inc. ("Caradon"), filed suit against the Company's wholly owned subsidiary, Eagle-Picher Industries, Inc. ("EPI") in the United States District Court for the Northern District of Georgia (the "Georgia Court") alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in an amount not less than $10 million (the "Caradon suit"). The Caradon suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement in an amount believed to be in excess of $10 million. In June 1997, EPI filed a Motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, ("Bankruptcy Court") seeking an order enforcing EPI's plan of reorganization as confirmed by the Bankruptcy Court in November 1996 (the "Plan") against Caradon, and enjoining the Caradon suit from going forward. The Bankruptcy Court in a decision entered on December 24, 1997, held that the Caradon suit did violate the Plan and enjoined Caradon from pursuing the Caradon suit. Caradon appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of Ohio (the "District Court"), and in a decision entered on February 3, 1999, the District Court reversed and remanded the matter back to the Bankruptcy Court. The Bankruptcy Court held a hearing on this matter on September 24 and 25, 2001 and no decision has been rendered as of February 14, 2002. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this suit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

     On December 1, 1999, Eagle-Picher Technologies, LLC ("EPT") acquired the depleted zinc distribution business (the "DZ Business") of Isonics Corporation ("Isonics") for approximately $8.2 million, payable $6.7 million at closing and $1.5 million in three installments of $500,000 each payable on the first three anniversaries of the closing. At the time of the acquisition, a single customer represented approximately 55% of the DZ Business. Following the completion of the acquisition, this customer informed EPT that it would no longer be purchasing depleted zinc from an outside supplier and that Isonics had been informed of this prior to the acquisition of the DZ business by EPT. However, Isonics did not disclose this to EPT. EPT initiated binding arbitration against Isonics on March 26, 2001 with the American Arbitration Association in Dallas, Texas pursuant to contractual dispute resolution procedures. EPT's arbitration demand is based on breach of representations and warranties in the purchase and sale agreement for the DZ Business as well as fraud and negligent misrepresentation, and seeks to recover damages in excess of $10 million and other remedies. While the Company believes it has a meritorious claim against Isonics, there can be no assurance that the Company will obtain any recovery as a result of this claim.

     In connection with the purchase of the DZ Business, EPT agreed to sell 200 kg of isotopically purified silicon-28 to Isonics. Due to various factors, EPT has not yet delivered any silicon-28 to Isonics. Isonics has asserted a counterclaim against EPT in the DZ Business arbitration described above for failure to deliver silicon-28, seeking damages in excess of $10 million. EPT believes that any obligation to deliver silicon-28 has been excused by, among other things, a force majeure clause in the purchase and sale agreement for the DZ Business. Contemporaneously with the purchase and sale of the DZ Business, EPT and Isonics entered into a supply agreement (the "Supply Agreement") pursuant to which EPT agreed that, commencing upon delivery of 200 kg of silicon-28, EPT would devote the capacity of a pilot plant used to produce such material to producing silicon-28 and sell all silicon-28 produced in such pilot plant and meeting certain specifications, as well as any silicon-29 or silicon-30 actually produced as a byproduct, to Isonics for a ten year term. Isonics amended its counterclaim in the DZ Business arbitration to assert a claim that the Supply Agreement requires EPT to produce a certain amount of silicon-28, silicon-29 and silicon-30 and alleging damages of not less than $75 million for anticipatory breach of such alleged obligation. EPT believes that the terms of the Supply Agreement and applicable law clearly establish that the Supply Agreement does not impose any obligation to produce any quantity of silicon-28, silicon-29 or silicon-30 and that Isonics' claims are without merit. Isonics also amended its counterclaim to allege that EPT's parent company, Eagle-Picher Industries, Inc. ("EPI") is liable for any damages of EPT under an "alter ego" theory, a claim which EPI and EPT believe is also without merit. EPT and EPI intend to assert other defenses as well and to defend this counterclaim vigorously. EPT continues to explore alternative processes that may enable it to produce silicon-28, but there is no assurance that such efforts will be successful.

     On September 25, 2001, Andries Ruijssenaars, former President and Chief Executive Officer of the Company, filed a lawsuit against the Company, certain of its directors and ABN AMRO Bank in the U.S. District Court for the Southern District of Ohio, Western Division, relating to the purchase of Mr. Ruijssenaar's common stock in the Company and his benefits under EPI's Supplemental Executive Retirement Plan (SERP). Mr. Ruijssenaars claims that the per share price for 2001 under the Company's Incentive Stock Plan, which is generally applicable to all Plan participants and results in approximately $2.8 million for Mr. Ruijssenaars' 30,000 shares of common stock, was not correctly determined and claims approximately $4.7 million for his shares. Mr. Ruijssenaars' lawsuit also challenges a rule adopted by the committee for the Plan deferring the obligation of the Company to repurchase stock in the event contracts to which the Company is a party, including its debt agreements, restrict such repurchase. See "Incentive Stock Plan" under Item 11 below.

     Mr. Ruijssenaars' lawsuit also challenges EPI's determination of benefits under the SERP and claims that EPI is obligated to purchase an annuity for his additional SERP benefit accrued after 2000 based on theories of promissory estoppel, equitable estoppel, breach of contract and ERISA. Mr. Ruijssenaars has also asserted claims of fraud, conspiracy, breach of fiduciary duty and conversion. Mr. Ruijssenaars seeks approximately $2.3 million with respect to the SERP, as well as punitive damages.

     The Company intends to contest this suit vigorously. The Company does not believe that resolution of this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

     On October 30, 2001, GMAC Business Credit, LLC (GMAC) and Eagle Trim, Inc. filed a lawsuit in the United States District Court for the Eastern District of Michigan, Southern Division, against EPI arising out of the sale of EPI's former automotive interior trim division to Eagle Trim in 1998. In connection with that sale, EPI guaranteed to GMAC, which funded the acquisition, that approximately $3.9 million of receivables relating to tooling purchased by EPI on behalf of customers would be paid by November 2001. Eagle Trim ceased operations during 2001, at which time Eagle Trim and GMAC allege that approximately $2.7 million of the tooling receivables had not been collected and did not exist at the time of the sale. GMAC claims $2.7 million plus interest on the guaranty, and GMAC and Eagle Trim have asserted claims for fraud and misrepresentation and are seeking $24.5 million in damages. EPI is currently investigating these allegations, but denies any fraud or misrepresentation. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this lawsuit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

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

     Since entering into the Environmental Settlement, EPI has received notice from one or more of the Settling Parties that EPI may have liability in connection with 23 Additional Sites, one of which could be significant. EPI entered into an agreement with two potentially responsible parties ("PRPs") and the EPA in December 2001 to conduct a remedial investigation and feasibility study at the Eagle Zinc site in Hillsboro, Illinois ("the Site") as an Additional Site. EPI owned and operated the zinc smelter and zinc oxide chemical manufacturing plant from the 1920s until 1980. Studies by EPA and the current owner indicate the potential for soil and groundwater contamination at the Site. EPI believes that its potential liability at these Additional Sites is not material to EPI's financial condition, results of operations or cash flows.

     EPI is undertaking remedial actions at a number of its current and former facilities and properties which are not covered under the Environmental Settlement Agreement. In connection with certain sales of its assets, including the Construction Equipment Division (the Machinery Segment) sold in December 2001, the Rubber Molding, Fluid Systems and Ross Divisions sold in 2000 and the Bearings Division sold in 1989, EPI has agreed to undertake remedial actions or, alternatively, to indemnify the respective purchasers of particular assets for certain liabilities in connection with those remedial actions under the Environmental Laws relating to that asset's operations or activities prior to the sale. EPI believes that neither these remedial actions nor any claims under these indemnity provisions will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2001, the Company solicited the agreement of holders of its 9 3/8% Senior Subordinated Notes due 2008 that the transfer of all or any portion of the accounts receivable of the Company or any of its subsidiaries, directly or indirectly, to an affiliate in connection with the securitization of such accounts receivable does not constitute an "Asset Sale" as defined in the Indenture for the Notes and does not, without limitation, contravene the "Limitations on Asset Sales" described in Section 4.16 of such Indenture, and that the deferred purchase price to be paid in consideration of the transfer of such accounts receivable does not constitute an "Investment" as defined in the Indenture by the Company or its subsidiaries and does not, without limitation, contravene the "Limitation on Restricted Payments" described in Section 4.5 of the Indenture. Holders of 75.4% of the Notes so agreed. The Bank of New York, as Trustee for the Notes, supplemented the Indenture consistent with the foregoing.

     During the fourth quarter of 2001, the holder of approximately 51.8% of the outstanding 11 3/4% Series B Cumulative Redeemable Exchangeable Preferred Stock of EP Holdings agreed that the transfer of all or any portion of the accounts receivable of the Company or any of its subsidiaries, directly or indirectly, to an affiliate in connection with the securitization of such accounts receivable does not constitute an "Asset Sale" as defined in the Certificate of Designations for the preferred stock and does not, without limitation, contravene the limitations on "Asset Sales" described in Section 11(g) of the Certificate, and that the deferred purchase price to be paid in consideration of the transfer of such accounts receivable does not constitute an "Investment" as defined in the Certificate by the Company or its subsidiaries and does not, without limitation, contravene the limitation on "Restricted Payments" described in Section 11(d) of the Certificate.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                                [NOT APPLICABLE]

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       NINE MONTHS    THREE MONTHS
                                                                          ENDED           ENDED
                                                                       NOVEMBER 30,   FEBRUARY 28,
                                      2001       2000        1999          1998           1998            1997
                                    --------   --------   ----------   ------------   -------------   -------------
                                                                                      PREDECESSOR A   PREDECESSOR A
                                                                      (UNAUDITED)
                                                      (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)
STATEMENT OF INCOME (LOSS):
Net sales (A).....................  $692,450   $754,996   $  822,948    $  559,518     $  183,229      $   809,269
Operating income (B)..............     4,278     62,288       27,915         7,083          9,170           36,278
Interest expense..................   (40,105)   (43,989)     (45,475)      (33,477)        (4,104)         (26,722)
Income (loss) from continuing
  operations before taxes.........   (31,914)    18,395      (14,000)      (24,551)         3,807            8,877
Net income (loss).................   (53,971)     5,610      (17,587)      (14,364)           807           (3,854)
Preferred stock dividends
  accreted........................   (13,282)   (11,848)     (10,569)       (7,382)            --               --
Basic earnings (loss) per share
  for continuing operations.......    (35.84)     (2.53)      (24.03)       (24.55)          0.40             0.89
Basic earnings (loss) per share...    (68.51)     (6.26)      (28.16)       (14.36)          0.08             0.39
Weighted average number of common
  shares outstanding..............   981,583    997,125    1,000,000     1,000,000      9,600,071       10,000,000
Dividends per common share........        --         --           --            --             --               --
BALANCE SHEET DATA (END OF
  PERIOD):
Total assets......................  $725,911   $767,699   $  833,947    $  807,307            N/A      $   735,910
Total long-term debt and
  redeemable preferred stock
  (C).............................   566,212    567,735      642,035       571,743            N/A          273,397
OTHER DATA:
EBITDA (D)........................    85,746    103,819      113,671        76,194         24,435           91,884
Cash provided by (used in)
  operating activities............    67,470     45,564       35,495        71,910         (1,277)         141,079
Cash provided by (used in)
  investing activities............   (36,791)    35,839      (92,946)      (14,113)        (5,702)         (17,915)
Cash provided by (used in)
  financing activities............   (17,848)   (88,570)      44,933       (64,216)       (18,954)        (113,042)
SELECTED RATIOS:
Earnings/fixed charges and
  preferred stock dividends (E)...       .18x      1.11x         .57x          .24x          1.85x            1.31x

---------------

All prior year figures have been restated to show the Machinery Segment as discontinued operations. See Note B in Item 8.

(A) Includes net sales attributed to Divested Divisions of -0- in 2001, $42,764 in 2000, $130,003 in 1999, $112,650 in the nine months ended November 30, 1998, $37,086 in the three months ended February 28, 1998, and, for purposes of Item 6 only, $229,723 in 1997.

(B) Operating income is not indicative of trends as the results for the nine months ended November 30, 1998 (subsequent to the Acquisition) and those of predecessor A (subsequent to the Reorganization, but before the Acquisition) were derived using different bases.

(C) Includes 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") of $123,086 in 2001, $109,804 in 2000, $97,956 in 1999
    and $87,387 in 1998, which was issued in conjunction with the Acquisition.

(D) For purposes hereof, EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization, certain items determined by management to be in the nature on nonrecurring items -- namely, one-time management compensation expenses, gain (loss) on sale of divisions, gains from insurance settlement, reorganization items, charge for impairment of net assets of operations to be sold and non cash items relating and accruals for the company's stock appreciation rights plan. EBITDA is presented because management believes it is an indicator of a company's ability to service and incur debt. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income, as determined by Generally Accepted Accounting Principles ("GAAP"), as an indicator of the Company's operating performance, or to cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments. Includes EBITDA contributed by Divested Divisions of -0- in 2001, $1,194 in 2000, $9,178 in 1999,
    $10,458 in the nine months ended November 30, 1998, $3,985 in the three months ended February 28, 1998, and, for purposes of Item 6 only, $15,353 in 1997.

(E) For purposes of determining the ratio of earnings to fixed charges and preferred stock dividends, "earnings" consist of income from continuing operations before provision (benefit) for income taxes and fixed charges. "Fixed charges" consist of interest expense (including amortization of deferred financing costs) and approximately 30% of rental expense, representing that portion of rental expense deemed representative of the interest factor. Earnings were insufficient to cover fixed charges and preferred stock dividends in 2001 by $45,196 and 1999 by $24,569 and in the nine months ended November 30, 1998 by $31,933.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Financial information about industry segment data is included in Note P to the Company's Consolidated Financial Statements for the years ended November 30, 2001, 2000 and 1999 included in Item 8 below. All references herein to years are to the Company's fiscal year ending November 30 unless otherwise indicated.

     Throughout 2001, the Company accounted for the Machinery Segment as a discontinued operation. See Note B, Acquisitions, Divestitures and Discontinued Operations in Item 8 below. The figures presented below exclude the Machinery Segment for 2001, 2000 and 1999.

2001 COMPARED TO 2000

     THE AUTOMOTIVE SEGMENT

     Sales in the Automotive Segment decreased 6.4% from $456.4 million in 2000 (excluding Divested Divisions) to $427.3 million in 2001. The decline in sales was principally attributed to reduced demand for Company products. North American car and light truck build for 2001 was reported at 15.9 million, down more than 10% from 2000 build, reported at 17.7 million. The decline in volumes were partially offset by new product launches. In addition, North American production by the U.S.-based original equipment manufacturers (OEMs -General Motors, Ford and Chrysler) declined on a percentage basis more than North American production by non-U.S. based OEMs, and the Automotive Segment has a higher percentage of sales in North America to non-U.S. based OEMs than North American production in general.

     Pretax profit decreased $18.0 million from $7.4 million in 2000 to a $(10.6) million loss in 2001. Reduced profitability was primarily a result of lower volumes, $4.5 million in new program launch costs at the Company's Hillsdale Division, increase of depreciation of $3.3 million, pricing reductions of $2.8 million, higher workers compensation expense and higher interest costs of $1.0 million. Although the Company had projected declining sales, offsetting cost reductions could not be achieved in a timely manner. In particular, high fixed costs in the Automotive Segment severely impact profitability in the event of a decrease in sales. Capital expenditures for the Automotive Segment were $28 million in 2001 compared to $34.2 million in 2000. These capital expenditures were related to a significant number of new product launches at the Company's Hillsdale Division and the acquisition of a new rubber coating line at the Company's Wolverine Gasket Division.

     The Outlook for 2002

     Although there are several industry forecasts for North American car and light truck build for 2002, the Company believes those that project demand in the 14.5 million to 15.5 million vehicles range are most valid and has established its 2002 operating plans on a flat to down industry demand for the year. The Company projects sales for the Automotive Segment to be flat year over year, with the first nine months to be down slightly, offset with a modest 2% to 3% improvement in the fourth quarter as new platforms incorporating Company products come on line. Pretax profit is expected to recover to a break even or a slightly positive position due to avoidance of extraordinary launch costs and more timely implementation of cost reduction and avoidance programs. The Company expects continuing strong pressure for further price reductions from automotive manufacturers throughout 2002 which could negatively impact profitability. The Company has also imposed rigid controls over capital expenditures, which are projected to be below $20 million for the Automotive Segment in 2002.

     THE TECHNOLOGIES SEGMENT

     Sales of the Technologies Segment increased 4.6% from $191.4 million in 2000 to $200.3 million in 2001. Slightly more than half the increase is attributable to the sales of Eagle-Picher Energy Products Corporation which was acquired in June 2000. Other increases were attributable to sales of specialty materials used in fiber-optic applications along with certain aerospace battery programs. Additionally, volumes of bulk pharmaceutical products increased in 2001 resulting from added capacity from a recent plant expansion. These increases were offset by lower demands for lead based products sold as chemical agents and lead-acid batteries. A decline in orders from telecommunications customers also had a negative impact on the electronics assembly products sold by the segment. Additionally, the Company experienced a fire at its Harrisonville, Missouri bulk pharmaceutical chemical processing plant in August, 2001. The company estimates lost sales in 2001 of approximately $1.5 million from the fire. This plant was restored to full operation in December, 2001.

     Pretax loss for the segment increased $13.1 million from a $(0.4) million loss in 2000 to a $(13.5) million loss in 2001. Reduced profitability was primarily a result of a $8.7 million restructuring charge taken in the fourth quarter relating to anticipated plant closures and a workforce reduction, lower operating margins, increased reserves ($2.0 million) for bad debt and warranty costs and higher interest costs of $0.2 million. As mentioned above, the Company experienced a fire at one of its chemical plants which resulted in lost margins and incremental costs aggregating an estimated $0.9 million which was offset by an equal amount of benefit from insurance coverage. This claim is expected to be finalized in the second quarter of 2002.

     The Outlook for 2002

     Sales for the Technologies Segment in 2002 are expected to decline by approximately 2% to $195 million. The principal reason for the lower sales is the curtailment and closing of certain operations related to the restructuring of the business announced in late 2001. Partially offsetting these lower sales, the Company anticipates some higher demands for its pharmaceutical chemical products, coupled with the full recovery of those operations impacted by a fire in 2001. The Company has also learned that a customer for germanium wafers may be acquired by a competitor, which places approximately $7 million of revenue at risk. Pretax profit is expected to remain flat (exclusive of 2001 restructuring charge) with inefficiencies related to business restructuring offset by cost improvement and avoidance programs. The Company is also evaluating certain of its specialty chemical operations providing products that incorporate certain rare and exotic materials to the electronics and communication industries. Industry demand has softened significantly and the Company has also been informed of a pending bankruptcy proceeding of one of its major customers for these products. These circumstances may precipitate further restructuring actions by the company that are not reflected in the above forecasts.

     THE MINERALS SEGMENT

     The Minerals Segment sales increased 1.0% to $65.7 million in 2001 from $65.1 million in 2000 despite a decrease in the total volume of products sold. Volume decreases were due to the rationalization of existing business and general economic weakness. Revenue increased because of volume increases in higher value-added products, a general price increase, plus an energy surcharge that was in effect for part of the year to defray a portion of the increase of natural gas and electricity costs experienced nationwide. At the end of 2001, the Company also implemented an aggressive price improvement program directed toward improving margins.

     Pretax income for the segment increased $1.1 million from $0.3 million in 2000 to $1.4 million in 2001. This increase was primarily attributable to lower interest costs ($0.7 million) and reduced Headquarters charges ($0.3 million), both reflective of better working capital management by the operation. The Minerals Segment achieved improved profitability in 2001 despite increased natural gas costs of $2.8 million and power cost increases of $0.4 million. The increases in energy costs were mitigated through the use of alternative fuels, energy conservation measures, and energy surcharges to customers. Natural gas prices have stabilized and the Company expects that trend to continue through 2002. Additionally, penalties of $0.5 million and legal and consultant costs of $0.4 million were incurred in the settlement of regulatory claims for violating gaseous emission permits in Nevada and Oregon. Settlements have been reached in both jurisdictions and the Company is in compliance with current permits or interim orders.

     The Outlook for 2002

     Sales for the Minerals Segment in 2002 are expected to increase by approximately 10% to $72.3 million due to increased demand for the company's products as well as expansion of the product line into new higher value applications. Pretax profit is expected to increase by 14% to $1.6 million on higher sales volume.

     SUMMARY OF THE COMPANY

     Net Sales. Sales decreased 8.3% from $755.0 million in 2000 to $692.5 million in 2001 or 2.8% excluding $42.8 million of sales in 2000 from Divested Divisions. The decline in sales was principally attributed to reduced demand for Company products in the Automotive Segment from the automobile manufactures. These decreases were partly offset by gains in the Technologies Segment.

     Cost of Products Sold. Cost of products sold, excluding that of Divested Divisions, increased from 78.6% of net sales in 2000 to 80.7% of net sales in 2001, largely as a result of poor overhead absorption due to lower volumes, particularly in the Automotive Segment, as well as new product launch costs in the Automotive Segment.

     Selling and Administrative. Selling and administrative expenses declined $8.3 million (14%) from 2000 to 2001. The Divested Divisions accounted for $4.8 million of the reduction. As a percentage of sales, selling and administrative expenses declined from 7.9% in 2000 to 7.4% in 2001.

     Depreciation and Amortization. Depreciation and amortization expense increased $1.3 million and $0.4 million, respectively. The increase in depreciation expense is primarily attributable to capital expenditures in the Automotive Segment.

     Management Compensation -- Special. Management Compensation-Special is severance related to the separation from employment of senior executives.

     Insurance Settlement. During 2000, the Company settled claims against a former insurer regarding environmental remediation costs for $16 million and received such proceeds in the first quarter of 2000.

     Restructuring. During the fourth quarter of 2001 the Company announced a restructuring of its Technologies Segment and a restructuring and relocation of its Headquarters to Phoenix, Arizona, recording a charge against income of $14.2 million. Approximately $5.5 million related to facilities, $5.0 million related to involuntary severance and $3.7 million in other costs to exit business activities.

     Divestitures. During 2001, the Company incurred additional costs of $2.1 million related to divisions divested which were sold in prior years. During 2000, as part of the Company's previously announced program to focus management, technical and financial resources on core businesses, the Company completed the sale of its Ross Aluminum Foundries, Fluid Systems, MARCO, Rubber Molding and Cincinnati Industrial Machinery divisions for aggregate net proceeds of $85.0 million and an aggregate gain on the sale of these divisions of $17.1 million, which was reduced for provisions made for items relating to divisions sold in prior years to $3.1 million.

     Interest expense. Interest expense was $40.1 million in 2001 (not including interest allocated to discontinued operations of $3.3 million) and $44.0 million in 2000 (not including interest allocated to discontinued operations of $3.4 million), a decrease of $3.9 million. The decrease in interest expense is due to lower interest rates in 2001 and lower debt balances in 2001 as a result of the application of proceeds from the sales of divisions and the insurance settlement in 2000.

     Income (Loss) from Continuing Operations Before Taxes. Income (loss) from Continuing Operations before taxes was $(31.9) million for 2001 and $18.4 million for 2000. The following items are significant differences between income
(loss) from Continuing Operations before taxes for 2001 and 2000:

     - A restructuring charge of $14.2 million related principally to the Technologies Segment and Headquarters in 2001;

     - Provisions for Management Compensation -- Special of $3.1 million in 2001 versus $1.6 million in 2000;

     - Income of $16 million from an insurance settlement in 2000;

     - Gain on sale of the Divested Divisions of $3.1 million in 2000;

     - In 2001, recognition of additional costs of $2.1 million related to environmental and litigation matters associated with divisions sold in prior years. See Note B in Item 8.

     - An increase in Other Income of $3.8 million in 2001 primarily due to gains in foreign currency transactions of $0.5 million in 2001 versus a loss of $(1.4) million in 2000 and an increase in royalty income of $0.9 million year over year.

     - Loss before tax of Divested Divisions, before the gain on the sale of such divisions, in 2000 of $4.3 million;

     - Decreases of pretax income of $18.0 million and $4.3 million at the Automotive and Technologies Segments, respectively, and increases in pretax income of $1.1 million in the Minerals Segment; and

     - A decrease in Headquarters operating expenses of $1.7 million, excluding the insurance settlement proceeds in 2000 and the restructuring charge in 2001.

     Income Taxes (Benefit). Income taxes (benefit) were $(10.0) million and $9.1 million in 2001 and 2000, respectively. The sale of the Divested Divisions and the income from the insurance settlement in 2000 affect comparability of income taxes and the effective tax rates. The income taxes (benefit) in 2000 is largely attributable to taxable gains resulting from divestitures.

     Discontinued Operations. Throughout 2001, the Company accounted for the Machinery Segment as a discontinued operation and prior periods have been restated to remain consistent with this same treatment. On December 14, 2001, the Company completed the sale of the assets of this segment. See Note B in Item 8 below.

     Net Income (Loss). Net income (loss) for 2001 and 2000 were $(54.0) million and $5.6 million, respectively. The significant items are discussed in the Income (Loss) from Continuing Operations Before Taxes and Discontinued Operations sections above.

     Preferred stock dividend accretion of $13.3 million in 2001 increased net loss of $(54.0) million to a net loss applicable to common shareholders of $(67.3) million. In 2000, preferred stock dividend accretion of $11.8 million in 2000 reduced net income of $5.6 million to a net loss applicable to common shareholders of $(6.2) million.

     Company Outlook for 2002

     The Company is expecting sales for 2002 to be flat at approximately $700 million. Increased sales in the Minerals Segment are expected to be offset by declines in the Technologies Segment. The Automotive Segment is projected flat year over year. Pretax loss is expected to be reduced by approximately $30 million, to a range of $(2) million to $(5) million, without regard to any further potential restructuring charges. Profit improvement is expected to result from improved operations and as well the fact that 2001 pretax income was unfavorably impacted by $17 million in restructuring and other non-recurring charges. After foreign taxes, this level of pretax loss would result in a net loss of approximately $(7) million to $(10) million. After preferred stock dividend accretion of $14.9 million in 2002, this would result in a net loss applicable to common shareholders of approximately $(21.9) million to $(24.9) million.

2000 COMPARED TO 1999

     THE AUTOMOTIVE SEGMENT

     Sales in the Automotive Segment increased 5.2% from $433.8 million in 1999 to $456.4 million in 2000. Contributing to the increase were an additional three months of ownership of Carpenter, which was purchased effective March 1, 1999, and approximately $15.0 million of new business. Price reductions of $4.5 million, matured or lost business of approximately $22.0 million and the effects of production slowdowns during the fourth quarter of fiscal year 2000 reduced year 2000 sales.

     Production slowdowns during the fourth quarter occurred in part as a result of the shutdown of production at Ford's sport utility vehicle and light truck facilities in order to divert tire production to satisfy demand created by the Firestone tire recall. Higher interests rates and a slowing of the economy also adversely impacted fourth quarter production volume.

     Pretax profit decreased $3.2 million from $10.6 million in 1999 to $7.4 million in 2000. Pricing reductions of $4.5 million, an additional $1.7 million of interest expense, a $2.0 million increase in depreciation and amortization expense and approximately $1.3 million of foreign currency exchanges losses contributed to the decline in profitability. These drags on profit were offset somewhat by improved operating efficiencies and material cost savings resulting from the Company wide strategic sourcing initiative commenced in 1999.

     THE TECHNOLOGIES SEGMENT

     Sales by the Technologies Segment decreased 3.6% from $198.5 million to $191.4 million. Excluding sales of EPEP, which was acquired during the third quarter of fiscal year 2000, sales of the Technologies Segment during 2000 were $186.8 million, a decrease of 5.9%. Special Purpose Batteries lead the decline in sales due to softness in the aerospace and defense markets and the loss of a large customer. Sales declines in Specialty Materials due to lower demand for enriched boron as a result of temporary shutdowns of certain nuclear reactors were offset somewhat by increased sales of bulk pharmaceutical products and clean containers. Sales of depleted zinc were less than half of expected levels due to the loss of the largest customer of that product.

     Pretax income decreased $12.1 million from $11.7 million in 1999 to a pretax loss of ($.4) million in 2000. Substantially all of the decline in pretax income is attributable to lower volumes resulting in poor absorption of overhead, a $2.3 million increase in interest expense, a $1 million increase in depreciation and amortization expense and significantly higher health care costs during 2000.

     THE MACHINERY SEGMENT

     This Segment has been restated as a discontinued operation. See Note B, Acquisitions, Divestitures and Discontinued Operations in Item 8 below. Loss from operations of the discontinued segment was $3.7 million, net of $2 million tax benefit, in 2000 and $4.1 million, net of $2.2 million tax benefit, in 1999.

     THE MINERALS SEGMENT

     For the Minerals Segment, results of 2000 were much improved over 1999. During the year, the Minerals Segment undertook a program to rationalize its existing business and implement a more uniform pricing scheme, raising prices on certain low margin business and replacing other low margin business with higher margin business. The strategy was a success, resulting in a 5.5% increase in sales by the Minerals Segment from $61.7 million to $65.1 million while total volume of products sold remained flat. Pretax income at the Minerals Segment also increased significantly from a loss of ($4.1) million to a gain of $.3 million. The improvement in the Minerals Segment's operating margin is attributable not only to the business and pricing rationalization program undertaken during the year, but also significant gains in production efficiency. Notably, these efficiency gains offset an approximately $1.3 million increase in natural gas costs associated with processing the diatomaceous earth. Reduced charges from the Company headquarters as a result of better working capital management and a reduction in depreciation expense of approximately $.7 million also contributed to the increase in pretax income. The depreciation expense was lower in 2000 because certain items on the Minerals Segment's books were fully depreciated in 1999.

     SUMMARY OF THE COMPANY

     Net Sales. While the Company's divestiture program resulted in a decrease in year 2000 Consolidated Net Sales of approximately 8.2%, the Company's Consolidated Net Sales actually increased approximately 1.2% after excluding sales of Divested Divisions and EPEP, which was acquired in June 2000. Increased sales in the Automotive Segment and the Minerals Segment were largely offset by decreased sales in the Technologies Segment.

     Cost of Products Sold. Cost of products sold, excluding that of Divested Divisions, increased from 78.3% of net sales to 78.6%, largely as a result of less overhead absorption due to lower volumes.

     Selling and Administrative. Selling and administrative expenses, excluding those of Divested Divisions, remained flat from 1999 to 2000 as a percentage of net sales.

     Depreciation and Amortization. Depreciation and amortization expense decreased $2.5 million and $.7 million, respectively. The decrease in depreciation expense is primarily attributable to the sale of the Divested Divisions. The reduction in amortization expense is attributable to the sale of the Divested Divisions.

     Management Compensation -- Special. Management Compensation-Special is severance-related to the separation from employment of a senior executive.

     Insurance Settlement. The Company settled claims against a former insurer regarding environmental remediation costs for $16 million and received such proceeds in the first quarter of 2000.

     Divestitures. During 2000, as part of the Company's previously announced program to focus management, technical and financial resources on core businesses, the Company completed the sale of its Ross Aluminum Foundries, Fluid Systems, MARCO, Rubber Molding and Cincinnati Industrial Machinery divisions for aggregate net proceeds of $85.0 million and an aggregate gain on the sale of these divisions of $17.1 million, which was reduced for provisions made for items relating to divisions sold in prior years to $3.1 million.

     Interest expense. Interest expense was $43.9 million in 2000 and $45.4 million in 1999, a decrease of $1.5 million. The decrease in interest expense is due to the application of proceeds from the sales of the Ross Aluminum Foundries, Marco and Fluid Systems Divisions and the insurance settlement in the first quarter of 2000 to the outstanding debt balances. In the second and third quarters of 2000, the proceeds of the sale of Rubber Molding and Cincinnati Industrial Machinery Divisions were applied to outstanding debt balances.

     Income (Loss) From Continuing Operations Before Taxes. Income (loss) from continuing operations before taxes was $18.3 million for 2000 and $(14.0) million for 1999. The following items affect the comparability between income
(loss) before taxes for 2000 and 1999:

     - A provision for impairment of assets held for sale of $21.4 million in 1999;

     - Provisions for Management Compensation -- Special of $1.6 million in 2000 versus $0.6 million in 1999;

     - Proceeds of $16 million from an insurance settlement in 2000;

     - Gains on sales of divisions of $3.1 million in 2000;

     - Income (loss) before tax of Divested Divisions, net of the gain on the sale of such divisions in 2000 and net of the provision for the impairment of assets in 1999, of $(4.3) million in 2000 and $(6.6) million in 1999;

     - Decreased deprecation, amortization and interest expense as a result of the sale of the Divested Divisions and the application of the proceeds to pay down debt;

     - Increase of pretax income of $4.4 million at the Minerals Segments, and decreases in pretax income of $3.5 million and $12.1 million in the Automotive and Technologies Segments, respectively; and

     - A decrease in the net loss at the Headquarters, excluding the insurance settlement proceeds, of $1.0 million.

     Income Taxes (Benefit). Income taxes (benefit) were $9.0 million and $0.5 million in 2000 and 1999, respectively. The acquisition of Carpenter in 1999 and in the sale of the Divested Divisions in 2000 affect comparability of income taxes and the effective tax rates. The increase in income taxes (benefit) in 2000 is largely attributable to taxable gains resulting from divestitures.

     Net Income (Loss). Net income (loss) for 2000 and 1999 were $5.6 million and $(17.6) million, respectively. In 1999, net income was significantly impacted by the effects of the non-cash provision related to the impairment of net assets of operations to be sold of $21.4 million. In 2000, net income was significantly impacted by the $16 million proceeds from the insurance settlement and $3.1 million in divestitures.

     Preferred stock dividend accretion of $11.8 million in 2000 reduced net income of $5.6 million to a net loss applicable to common shareholders of $(6.2) million. In 1999, preferred stock dividend accretion of $10.6 million increased the net loss applicable to common shareholders to $(28.2) million.

FINANCIAL CONDITION

     EBITDA

     The Company's EBITDA is defined for purposes hereof as earnings before interest expense, income taxes, depreciation and amortization, and certain items determined by management to be in the nature of nonrecurring items - namely, management compensation - special, gains from insurance settlement, (gain) loss on sale of divisions, charge for impairment of net assets of operations to be sold and non-cash items relating to accruals for the Company's stock appreciation rights plan. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or cash flows from operating activities, as determined by generally accepted accounting principles, as a measure of the Company's operating performance or liquidity, respectively. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments.

     EBITDA is $85.7 million for 2001, $103.8 million for 2000 and $113.7 million for 1999. Excluding the Divested Divisions, EBITDA was $102.6 million in 2000 and $104.5 million in 1999. In 2001, EBITDA losses in the Automotive Segment and the Technologies Segment were the principal reasons for the year over year deterioration. In 2000, EBITDA gains in the Minerals segment was largely offset by reduced EBITDA in the Technologies Segment. The Automotive Segment EBITDA was flat from 1999 to 2000.

     EBITDA Outlook for 2002

     The Company is projecting 2002 EBITDA to be in a range of $93 million to $97 million, an increase of approximately 9% to 13% from 2001 EBITDA. The increase is expected as a result of cost reduction initiatives across the Company and a reduction of new product launch costs in the Automotive Segment on relatively flat sales due to continued economic weakness.

     OPERATING ACTIVITIES

     Net cash provided by operating activities for the fiscal year ended November 30, 2001 was $67.5 million compared to $45.6 million for the comparable 2000 period (when adjusted for the sale of the Company's Machinery Segment, which is shown as a discontinued operation). The increase in net inflow of cash from operating activities in the fiscal year 2001 period occurred largely as a result of changes in the balances of certain current assets and liabilities. Receivables decreased $0.8 million, inventories decreased $8.2 million, and accounts payable and accruals increased $28.4 million and $4.5 million respectively, as the Company continued to emphasize better management of its working capital position.

     During 2001, the Company reported its Machinery Segment as a discontinued operation as discussed in Note B, Acquisitions, Divestitures and Discontinued Operations in Item 8 below. The Company recorded a provision for discontinued operations of $30.4 million, net of tax benefits of $6.1 million. Net cash provided by the Machinery Segment during 2001 was $4.3 million, compared to $4.6 million in 2000.

     INVESTING ACTIVITIES

     Investing activities used $36.8 million in cash during 2001, compared to 2000 where $35.8 million was provided, of which $72.7 million was provided from proceeds from sales of divisions, net of acquisitions. Capital expenditures amounted to $36.5 million for 2001 as the Company continued to invest in plant and equipment related to new product launches at the Hillsdale Division, the addition of a new coating line at the Wolverine Division, improved manufacturing efficiencies and general maintenance in all segments.

     FINANCING ACTIVITIES

     The Company used $17.8 million for financing activities in 2001 while $88.6 million was used for these activities in 2000. The Company borrowed $6.2 million under its revolving credit facilities and permanently repaid $20.8 million under its long-term debt obligations. The Company also purchased stock from a former senior officer for $2.1 million. Scheduled debt payments, excluding the Receivables Agreement which was subsequently replaced with a new securitization facility, for 2002 and 2003 are $27.7 million and $25.6 million, respectively.

     OUTLOOK FOR 2002

     Net cash provided by operating activities in 2002 is expected to be approximately $37 million. Most of the change from 2001 will be attributable to a modest increase in working capital compared to a significant decrease in working capital in 2001. This will be partially offset by a reduced net loss from continuing operations.

     Investing activities are expected to use approximately $17 million, reflecting projected capital expenditures of $22 million and receipt of proceeds from the sale of the machinery segment..

     The Company anticipates required repayment of approximately $28 million of long term debt in 2002 which will be partially offset by increases in other debt facilities of approximately $8 million.

     EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

     Earnings to fixed charges and preferred stock dividends ("Ratio") were 0.18x in 2001, 1.11x in 2000 and 0.57x in 1999. In 2001, earnings were not sufficient to cover fixed charges and accreted preferred stock dividends by $45.2 million. However, excluding the $14.2 million charge for restructuring, reduces this shortfall to $31 million and the ratio would be improved to 0.44x. In 2000, if the insurance proceeds and the gain on the sale of divisions was excluded, the Ratio would be 0.78x and earnings would not be sufficient to cover fixed charges and preferred stock dividends by $12.6 million. In 1999, earnings were not sufficient to cover fixed charges and accreted preferred stock dividends by $24.5 million. However, excluding the impairment of the net assets of operations held for sale, this shortfall is reduced to $3.1 million and the Ratio is improved to 0.95x.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operations and available credit facilities are considered adequate to fund both the short-term and long-term capital needs of the Company. As of November 30, 2001, the Company had $41.6 million unused under its senior secured revolving credit facility, $30.8 unused under its accounts receivable loan agreement (the "Receivables Agreement"), and $4.7 million unused under its European unsecured lines of credit. However, due to various financial covenant limitations under the Company's senior secured credit agreement (the "Credit Agreement") measured at the end of each quarter, on November 30, 2001, the Company could incur only an additional $14.2 million of indebtedness.

     At November 30, 2001, the Company was in compliance with the covenants of its senior secured credit agreement and senior subordinated notes. Certain of the Company's European operations did not meet the terms of the European credit agreements as of November 30, 2001; however, the Company has obtained the necessary waivers from the lender.

     Subsequent to November 30, 2001, the Company entered into an agreement with a GE Capital sponsored commercial paper conduit to sell substantially all of its domestic accounts receivable through an unconsolidated special purpose entity, Eagle-Picher Funding Corporation ("EPFC"). Proceeds from this new facility were used to payoff amounts outstanding under the Company's existing Receivables Agreement on the closing date and other corporate purposes. The agreement involves the sale of receivables of the Company and certain of its Domestic subsidiaries to EPFC, which in turn sells an undivided interest in a revolving pool of receivables to the financial institution. EPFC has no recourse to the Company and its subsidiaries for failure of the debtors to pay when due. The agreement provides for continuation of the program on a revolving basis for approximately a three-year period. The Company has adopted Financial Accounting Standards Board SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." However, under the definitions contained in the Credit Agreement, the aggregate amount of capital investment by the conduit at a given point in time is treated as indebtedness for purposes of various financial covenants in the Credit Agreement.

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

     Based on the projections described above, the Company believes that it will be in compliance with all of its debt covenants throughout 2002. However, any adverse changes in actual results from projections, along with the contractual tightening of the covenants under the Credit Agreement, which begins in the quarter ending May 31, 2002, would place the Company at risk of not being able to comply with all of the covenants of the Credit Agreement. In the event the Company cannot comply with the terms of the Credit Agreement as currently written, it would be necessary for the Company to obtain a waiver or renegotiate its loan covenants, and there can be no assurance that such negotiations will be successful. Any agreements to amend the covenants would likely require a payment of a fee and increase in the interest rate payable by the Company on its debt under the Credit Agreement. The amount of such fee and increase in interest rate would be determined in the negotiations of the amendment.

     Commencing March 1, 2003, dividends on the Company's Convertible Exchangeable Preferred Stock become cash payable at 11 3/4% per annum; the first semi-annual dividend payment of $8.3 million is due September 1, 2003. If the Company does not pay cash dividends on the preferred stock, then holders of the preferred stock become entitled to elect a majority of the Board of Directors of Eagle-Picher Holdings. Dakruiter S.A., a company controlled by Granaria Holdings B.V., holds approximately 51.8% of the preferred stock and therefore Granaria Holdings would continue to be able to elect the entire Board of Directors of Eagle-Picher Holdings.

     The Company's $220 million revolving credit facility in its senior Credit Agreement expires February 28, 2004. The Company will be required to extend or replace this facility before that date. As of November 30, 2001, the Company had borrowed approximately $142 million and had approximately $36.5 million of letters of credit issued under this facility.

     The Company's new management team is completing a strategic and operational review of the Company's businesses, including a review of portfolio mix, within the limits of the Company's financial resources and credit instruments.

OTHER

     NEW ACCOUNTING STANDARDS

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted this statement for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for the year ended November 30, 2001; however the Statement was not applicable to the company until EPFC was established in the first quarter of 2002. See Note F in Item 8.

     In June 2001, the FASB issued three additional pronouncements. SFAS No. 141, "Business Combinations," requires that all acquisitions be accounted for using the purchase method and in certain situations, requires the segregation of intangible assets from goodwill. SFAS No. 142, "Goodwill and Intangible Assets," presumes that goodwill and other intangible assets have infinite lives and, as such, prescribes that these assets will not be amortized, but rather tested at least annually for impairment. This pronouncement also provides specific guidance on testing intangible assets. SFAS No. 143, "Accounting for Asset Retirement Obligations," requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The Company will be required to adopt SFAS No. 142 and SFAS No. 143 no later than the first quarter of the fiscal year ending November 30, 2003.

     In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The primary difference is that goodwill has been removed from the scope of SFAS No. 144. It also broadens the presentation of discontinued operations to include a component of an entity rather than segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the reset of the entity. The Company will be required to adopt the provisions of SFAS No. 144 no later than the first quarter of our fiscal year ended November 30, 2003.

     The Company has not completed the process of evaluating the impact that will result from adopting these statements. The Company therefore is unable to disclose the impact, if any, that adopting these statements will have on its financial position and results of operations when such statements are adopted.

FORWARD LOOKING STATEMENTS

     This report contains statements which, to the extent that they are not statements of historical fact, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934. The words "estimate," "anticipate," "project," "intend," "believe," "expect," and similar expressions are intended to identify forward-looking statements. Forward looking statements in this report include, but are not limited to, any statements under the heading "Outlook for 2002." Such forward-looking information involves risks and uncertainties that could cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with customers, demand for the Company's products, the ability of the Company to successfully implement productivity improvements and/or cost reduction initiatives, the ability of the Company to develop, market and sell new products, the ability of the Company to obtain raw materials, increased government regulation or changing regulatory policies resulting in conditions, acquisitions and divestitures, technological developments and changes in the competitive environment in which the Company operates. Persons reading this report are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially.

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

  Interest Rate Management

     The Company enters into interest rate swap agreements to manage interest rate costs and risks associated with changing interest rates. The differential to be paid or received under these agreements is accrued and recognized as adjustments to interest expense. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are recognized in Accumulated Other Comprehensive Income (loss) in the Company's consolidated balance sheets. At November 30, 2001, the Company had interest rate swap agreements outstanding with a commercial bank having a notional principal amount of $90 million. These agreements effectively changed the interest rate exposure on $90 million of the Company's floating debt to a weighted fixed rate of 5.678% plus the applicable spread. The Company anticipates entering into additional interest rate swap agreements through the maturity date of the Credit Agreement. The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note F to the Consolidated Financial Statements contained in Item 8. In addition, the Company has loans outstanding under the Receivables Agreement which bear interest at variable rates equal to market rates on commercial paper having a term similar to applicable interest periods. Accordingly, the combined effect of a 1% increase in an applicable index rates would result in additional interest expense of approximately $1.2 million annually, assuming no change in the level of borrowings. At November 30, 2001, the Company had unrealized net losses under interest rate swap agreements of $(4.8) million which has been recorded in Accumulated Other Comprehensive Income (loss) in the consolidated balance sheet.

     The Company does not hold collateral for these instruments and therefore is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate any such nonperformance.

     The following table presents information for all dollar-denominated interest rate instruments. In addition, the Company has several working capital facilities denominated in multiple currencies (see Note F to the

Consolidated Financial Statement in Item 8). The fair value presented below approximates the cost to settle the outstanding contract.

                                                                EXPECTED MATURITY DATE
                                          -------------------------------------------------------------------
(IN MILLIONS OF DOLLARS)                  2002   2003   2004    2005   2006   THEREAFTER   TOTAL   FAIR VALUE
------------------------                  ----   ----   -----   ----   ----   ----------   -----   ----------
LIABILITIES
Long-Term Debt
  Variable Rate Debt ($)................  42.0   25.6   143.8   11.8     0          0      223.2     223.2
    Average Interest Rate...............  4.7%   4.8%     4.6%  1.9%     0          0        4.8%
  Fixed Rate ($)........................                                        220.0      220.0     114.0
    Average Interest Rate...............  9.4%   9.4%     9.4%  9.4%   9.4%       9.4%       9.4%

INTEREST RATE DERIVATIVES
Interest Rate Swaps
  Variable to Fixed ($).................                 90.0                               90.0      (4.8)
    Average Pay Rate....................  5.68%                                             5.68%
    Average Receive Rate................  2.03%                                             2.03%

  Currency Rate Management

     The Company has operations and sells its products in a number of countries and, as a result, is exposed to changes in foreign currency exchange rates. The Company uses forward contracts to hedge a portion of its forecasted sales, generally within the next 12 months. The Company manages most of these exposures on a consolidated basis, which allows netting certain exposures to take advantage of any natural offsets. To the extent the net exposures are hedged, forward contracts are used. Foreign exchange forward contracts are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date. The foreign exchange forward contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa, and generally mature in twelve months or less. As of November 30, 2001, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $14.5 million. Unrealized net losses on these contracts, based on prevailing financial market information as of November 30, 2001, was $(.1) million and was included in Accumulated Other Comprehensive Income (loss) in the Consolidated Balance Sheet. During the fiscal year ended November 30, 2000, gains and losses on contracts that became due were included in the measurement of the related foreign currency transactions. As of November 30, 2001, all forecasted transactions being hedged are expected to occur in fiscal year 2002. The Company's principal areas of exposure are related to sales denominated in the currencies of Europe and Canada, with the majority of this exposure related to European currencies.

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

ITEM 8.  FINANCIAL STATEMENTS

                          EAGLE-PICHER HOLDINGS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                (IN THOUSANDS OF DOLLARS,
                                                                  EXCEPT PER SHARE DATA)
NET SALES..............................................      $692,450    $754,966    $822,948
                                                             --------    --------    --------
OPERATING COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation shown
  separately below)....................................       558,693     593,658     644,502
Selling and administrative.............................        51,077      59,357      67,871
Management compensation -- special.....................         3,125       1,560         556
Insurance settlement...................................            --     (16,000)         --
Restructuring..........................................        14,163          --          --
Divestitures...........................................         2,105      (3,149)     21,407
Depreciation...........................................        42,617      41,313      43,842
Amortization of intangibles............................        16,490      16,113      16,825
Other..................................................           (98)       (174)         30
                                                             --------    --------    --------
                                                              688,172     692,678     795,033
                                                             --------    --------    --------
OPERATING INCOME.......................................         4,278      62,288      27,915
Interest expense.......................................       (40,105)    (43,989)    (45,475)
Other income...........................................         3,913          96       3,560
                                                             --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  TAXES................................................       (31,914)     18,395     (14,000)
INCOME TAXES (BENEFIT).................................       (10,016)      9,061        (546)
                                                             --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS...............       (21,898)      9,334     (13,454)
DISCONTINUED OPERATIONS:
     Loss from operations of discontinued segment, net
       of income tax benefits of $900, $2,061 and
       $2,254..........................................        (1,657)     (3,724)     (4,133)
     Loss on disposal of business segment, including
       provision of $5,695 for operating losses during
       phase-out period, net of income tax benefits of
       $6,084..........................................       (30,416)         --          --
                                                             --------    --------    --------
NET INCOME (LOSS)......................................       (53,971)      5,610     (17,587)
PREFERRED STOCK DIVIDENDS ACCRETED.....................       (13,282)    (11,848)    (10,569)
                                                             --------    --------    --------
LOSS APPLICABLE TO COMMON SHAREHOLDERS.................      $(67,253)   $ (6,238)   $(28,156)
                                                             ========    ========    ========
BASIC LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS:
       Loss from Continuing Operations.................      $ (35.84)   $  (2.53)   $ (24.03)
       Loss from Discontinued Operations...............        (32.67)      (3.73)      (4.13)
                                                             --------    --------    --------

       NET LOSS........................................      $ (68.51)   $  (6.26)   $ (28.16)
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 2001 AND 2000

                                                                   2001           2000
                                                                -----------    -----------
                                                                (IN THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................     $ 24,620       $  7,467
Receivables, less allowances of $1,000 in 2001 and $1,072 in
  2000......................................................      100,052         98,149
Income tax refund receivable................................        5,570          6,726
Inventories.................................................       75,344         83,519
Net assets of operations to be sold.........................        3,258         44,080
Prepaid expenses............................................        9,552          7,141
Deferred income taxes.......................................       24,287         12,860
                                                                 --------       --------
       Total Current Assets.................................      242,683        259,942
                                                                 --------       --------
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements..................................       15,665         13,987
Buildings...................................................       68,749         60,822
Machinery and equipment.....................................      243,272        216,996
Construction in progress....................................       25,197         25,174
                                                                 --------       --------
                                                                  352,883        316,979
Less accumulated depreciation...............................      136,128         90,975
                                                                 --------       --------
       Net Property, Plant and Equipment....................      216,755        226,004
EXCESS OF ACQUIRED NET ASSETS OVER COST,
  net of accumulated amortization of $57,624 in 2001 and
  $41,799 in 2000...........................................      179,762        195,575
OTHER ASSETS................................................       86,711         86,178
                                                                 --------       --------
       TOTAL ASSETS.........................................     $725,911       $767,699
                                                                 ========       ========

          See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 2001 AND 2000

                                                                   2001           2000
                                                                -----------    ----------
                                                                (IN THOUSANDS OF DOLLARS,
                                                                 EXCEPT PER SHARE DATA)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable............................................     $  86,297      $ 57,865
Long-term debt -- current portion...........................        41,957        65,358
Compensation and employee benefits..........................        18,909        20,045
Income taxes................................................         1,209         2,682
Reorganization items........................................            --        10,550
Other accrued liabilities...................................        52,907        34,640
                                                                 ---------      --------
       Total Current Liabilities............................       201,279       191,140
LONG-TERM DEBT, less current portion........................       401,169       392,573
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.................        17,873        17,489
DEFERRED INCOME TAXES.......................................         6,277        10,278
OTHER LONG-TERM LIABILITIES.................................         9,882         7,218
                                                                 ---------      --------
       TOTAL LIABILITIES....................................       636,480       618,698
                                                                 ---------      --------
11 3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE PREFERRED STOCK:
  Authorized 50,000 Shares; issued and outstanding 14,191
  Shares; mandatorily redeemable @$10,000 per share on March
  1, 2008...................................................       123,086       109,804
                                                                 ---------      --------
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock voting -- $.01 par value each: authorized;
  issued and outstanding 1,000,000 shares...................            10            --
Class A Common Stock, voting  -- $.01 par value each:
  authorized 625,001 shares; issued and outstanding 625,001
  shares....................................................            --             6
Class B Common Stock, nonvoting -- $.01 par value each:
  authorized 374,999 shares; issued and outstanding 374,999
  shares....................................................            --             4
Additional paid-in capital..................................        99,991        99,991
Deficit.....................................................      (123,393)      (56,140)
Accumulated other comprehensive income (loss)...............        (5,730)       (2,293)
                                                                 ---------      --------
                                                                   (29,122)       41,568
Treasury stock, at cost: 27,750 shares in 2001 and 11,500
  shares in 2000............................................        (4,533)       (2,371)
                                                                 ---------      --------
       TOTAL SHAREHOLDERS' EQUITY (DEFICIT).................       (33,655)       39,197
                                                                 ---------      --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
        (DEFICIT)...........................................     $ 725,911      $767,699
                                                                 =========      ========

          See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................    $(53,971)   $  5,610    $(17,587)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Depreciation and amortization..................      62,814      60,672      64,240
          Provisions for discontinued operations.........      30,416          --          --
          Divestitures...................................       2,105      (3,149)     21,407
          Changes in assets and liabilities, net of
            effects of acquisitions and divestitures:
          Receivables....................................        (773)      9,460        (466)
          Inventories....................................       8,175      (8,655)     (9,799)
          Deferred taxes.................................      (9,344)      4,897      (9,400)
          Accounts payable...............................      28,432      10,959      (1,102)
          Accrued liabilities............................       4,476     (23,384)     (8,901)
          Other..........................................      (4,860)    (10,846)     (2,897)
                                                             --------    --------    --------
          Net cash provided by operating activities......      67,470      45,564      35,495
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of divisions.......................           -      85,048      12,400
  Acquisitions...........................................           -     (12,306)    (60,251)
  Capital expenditures...................................     (36,544)    (41,367)    (44,485)
  Other..................................................        (247)      4,464        (610)
                                                             --------    --------    --------
          Net cash provided by (used in) investing
            activities...................................     (36,791)     35,839     (92,946)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction of long-term debt............................     (20,795)    (24,374)   (140,776)
  Borrowings (repayments) under revolving credit
     agreements..........................................       6,229     (61,774)    187,614
  Purchase of treasury shares............................      (2,162)     (2,371)         --
  Other..................................................      (1,120)        (51)     (1,905)
                                                             --------    --------    --------
          Net cash provided by (used in) financing
            activities...................................     (17,848)    (88,570)     44,933
                                                             --------    --------    --------
Net Cash provided by Discontinued Operations.............       4,322       4,563       8,908
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.....      17,153      (2,604)     (3,610)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.............       7,467      10,071      13,681
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR...................    $ 24,620    $  7,467    $ 10,071
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

                                                                                           ACCUMULATED
                                             CLASS A   CLASS B   ADDITIONAL                   OTHER
                                    COMMON   COMMON    COMMON     PAID-IN                 COMPREHENSIVE   TREASURY
                                    STOCK     STOCK     STOCK     CAPITAL      DEFICIT    INCOME (LOSS)    STOCK
                                    ------   -------   -------   ----------   ---------   -------------   --------
                                                              (IN THOUSANDS OF DOLLARS)
BALANCE NOVEMBER 30, 1998.........   $ --      $ 6       $ 4      $99,991     $ (21,746)     $ 2,357      $    --
  Comprehensive Income:
    Net income....................     --       --        --           --       (17,587)          --           --
    Foreign currency translation,
      net.........................     --       --        --           --            --       (3,145)          --
  Preferred stock dividend
    accretion.....................     --       --        --           --       (10,569)          --           --
                                     ----      ---       ---      -------     ---------      -------      -------
BALANCE NOVEMBER 30, 1999.........     --        6         4       99,991       (49,902)        (788)          --
  Comprehensive Income:
    Net income....................     --       --        --           --         5,610           --           --
    Foreign currency translation,
      net.........................     --       --        --           --            --       (1,505)          --
  Purchase of treasury stock......     --       --        --           --            --           --       (2,371)
  Preferred stock dividend
    accretion.....................     --       --        --           --       (11,848)          --           --
                                     ----      ---       ---      -------     ---------      -------      -------
BALANCE NOVEMBER 30, 2000.........     --        6         4       99,991       (56,140)      (2,293)      (2,371)
  Comprehensive Income:
    Net loss......................     --       --        --           --       (53,971)          --           --
    Foreign currency translation,
      net.........................     --       --        --           --            --        1,382           --
    Gains (losses) on foreign
    currency hedging and interest
    rate swap
    contracts.....................     --       --        --           --            --       (4,819)          --
  Amendment to Capital
    structure.....................     10       (6)       (4)          --            --           --           --
  Purchase of treasury stock......     --       --        --           --            --           --       (2,162)
  Preferred stock dividend
    accretion.....................     --       --        --           --       (13,282)          --           --
                                     ----      ---       ---      -------     ---------      -------      -------
BALANCE NOVEMBER 30, 2001.........   $ 10      $--       $--      $99,991     $(123,393)     $(5,730)     $(4,533)
                                     ====      ===       ===      =======     =========      =======      =======

                                        TOTAL
                                    SHAREHOLDERS'       TOTAL
                                       EQUITY       COMPREHENSIVE
                                      (DEFICIT)     INCOME (LOSS)
                                    -------------   -------------
                                      (IN THOUSANDS OF DOLLARS)
BALANCE NOVEMBER 30, 1998.........    $ 80,612        $(12,007)
                                                      ========
  Comprehensive Income:
    Net income....................     (17,587)       $(17,587)
    Foreign currency translation,
      net.........................      (3,145)         (3,145)
  Preferred stock dividend
    accretion.....................     (10,569)             --
                                      --------        --------
BALANCE NOVEMBER 30, 1999.........      49,311        $(20,732)
                                                      ========
  Comprehensive Income:
    Net income....................       5,610        $  5,610
    Foreign currency translation,
      net.........................      (1,505)         (1,505)
  Purchase of treasury stock......      (2,371)             --
  Preferred stock dividend
    accretion.....................     (11,848)             --
                                      --------        --------
BALANCE NOVEMBER 30, 2000.........      39,197        $  4,105
                                                      ========
  Comprehensive Income:
    Net loss......................     (53,971)       $(53,971)
    Foreign currency translation,
      net.........................       1,382           1,382
    Gains (losses) on foreign
    currency hedging and interest
    rate swap
    contracts.....................      (4,819)         (4,819)
  Amendment to Capital
    structure.....................          --              --
  Purchase of treasury stock......      (2,162)             --
  Preferred stock dividend
    accretion.....................     (13,282)             --
                                      --------        --------
BALANCE NOVEMBER 30, 2001.........    $(33,655)       $(57,408)
                                      ========        ========

          See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

A. SIGNIFICANT ACCOUNTING POLICIES

     Eagle-Picher Holdings, Inc. ("EP Holdings") is a majority-owned subsidiary of Granaria Industries, B.V. ("Granaria Industries"). Granaria Industries acquired Eagle-Picher Industries, Inc. ("EPI"). EPI, which is the operating entity, was formed as an acquisition vehicle. EP Holdings results of operations and cash flows approximate those of EPI. Unless the context indicates otherwise, the term "Company" as used herein refers to EP Holdings and its subsidiaries.

  Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of the Company's subsidiaries which are more than 50% owned and controlled. Significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates which are at least 20% owned and over which the Company exercises significant influence are accounted for using the equity method.

  Revenue Recognition

     The Company recognizes revenue when risk and title passes to the customer, which is generally upon shipment of products except for certain products sold under cost reimbursable contracts and subcontracts with various United States Government agencies and aerospace and defense contractors. On cost-reimbursable contracts, sales are recognized as costs are incurred and include a portion of the total estimated earnings to be realized in the ratio that costs incurred relate to total estimated costs. On fixed-price contracts, sales are recognized using the percentage of completion method, when deliveries are made or upon completion of specified tasks. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion.

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

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company conducts periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company's customer base includes all significant automotive manufacturers and their first tier suppliers in North America

                          EAGLE-PICHER HOLDINGS, INC.

and Europe. Although the Company is directly affected by the well-being of the automotive industry, management does not believe significant credit risk existed at November 30, 2001.

     Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of SFAS 133." Under this guidance, all derivative instruments, including foreign currency exchange contracts and interest rate swaps, are recognized as assets or liabilities in the consolidated balance sheet at fair value.

     On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability (fair value hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or hedge of a net investment in a foreign operation (net investment hedge). Changes in the fair value of derivatives are either recognized periodically in income or shareholders' equity as a component of Other Comprehensive Income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of derivatives that are designated as hedges are recorded in the consolidated statement of income.

     Upon initial application of SFAS 133, the Company recorded the fair value of existing foreign currency exchange contracts and interest rate swaps on the consolidated balance sheet and a corresponding unrecognized gain as a cumulative effect adjustment of Accumulated Other Comprehensive Income. The adjustment was not material to the Company.

     From time to time, the Company enters into interest rate swaps and currency forwards contracts in its management of interest costs and foreign currency exposures. Interest differentials to be paid or received under interest rate swaps are recognized over the life of the underlying agreement or indebtedness, respectively, as adjustments to interest expense. Gains and losses on currency contracts are included in income as they mature. As of November 30, 2001, the Company had unrealized net losses under interest rate swap agreements and foreign currency forward contracts of $4,760 and $149, respectively, of which $2,434 is expected to be recognized in income over the next twelve months. These unrealized net losses are recorded in Accumulated Other Comprehensive Income
(loss) in the consolidated balance sheet.

     Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. Under the Company's interest rate swap contracts, the Company agrees to pay an amount equal to a specified fixed-rate interest and receives in return an amount equal to a variable-rate amount times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Although no collateral is held or exchanged for these contracts, interest rate swap contracts are entered into with a major financial institution in order to minimize counterparty credit risk.

     For interest rate swap contracts under which the Company agrees to pay fixed-rates of interest, these contracts are considered to be a hedge against changes in the amount of future cash flows associated with the Company's interest payments on variable-rate debt obligations. Accordingly, the interest rate swap contracts are designated as cash flow hedges and are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders' equity (as a component of accumulated other comprehensive income (loss)). These deferred gains and losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. The net effect of this

                          EAGLE-PICHER HOLDINGS, INC.

accounting on the Company's operating results is that interest expense on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates.

     At November 30, 2001, the Company had interest rate swap contracts to pay fixed-rates of interest (average rate of 5.678%) and receive variable-rates of interest (average rate of 1.90%) on $90 million notional amount of indebtedness. This resulted in approximately 20% of the Company's underlying debt being subject to fixed interest rates under interest rate swap contracts. The $90 million notional amount of outstanding contracts will mature during fiscal year 2004. At November 30, 2000, the Company had interest rate swap contracts on $150 million notional amount of indebtedness.

     Forward foreign exchange contracts are designated as cash flow hedges and are used primarily by the Company to hedge the risk of cash flow fluctuations due to changes in exchange rates on sales denominated in foreign currencies. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period. At November 30, 2001 the Company had effectively hedged approximately one-third of the estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve-month period. To hedge this exposure, the Company used foreign exchange contracts that generally have maturities that approximate the timing of the forecasted transaction. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk.

     The Company records these foreign exchange contracts at fair value in its consolidated balance sheets and the related unrealized gains or losses on these contracts are deferred in shareholders' equity (as a component of Accumulated Other Comprehensive Income (loss)). These deferred unrealized gains and losses are recognized in income in the period in which the related transactions being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Unrealized gains and losses on foreign exchange contracts generally are included as a component of accumulated other income (loss), net, in the company's consolidated statement of income.

     At November 30, 2001, the Company had outstanding foreign exchange contracts with an aggregate notional amount of $14,500. Net unrealized gains and losses on these contracts, based on prevailing financial market information as of November 30, 2001 was ($149) and was included in Accumulated Other Comprehensive Income (loss) in the consolidated balance sheet.

  Inventories

     Inventories are valued at the lower of cost or market in accordance with Accounting Research Bulletin No. 43. A substantial portion of domestic inventories are valued using the last-in first-out ("LIFO") method while the balance of the Company's inventories are valued using the first-in first-out method.

  Property, Plant and Equipment

     The Company records its investment in property, plant and equipment at cost. The Company provides for depreciation of plant and equipment using the straight-line method over the estimated lives of the assets which are generally 20 to 30 years for buildings and 3 to 10 years for machinery and equipment. Improvements which extend the useful life of property are capitalized, while repair and maintenance costs are charged to operations as incurred. Property, plant and equipment acquired in the acquisition of a business, are stated at fair value, based on independent appraisals, as of the date of the acquisition.

                          EAGLE-PICHER HOLDINGS, INC.

  Pre-Production Costs Related to Long-Term Supply Arrangements

     The Company capitalizes costs incurred to design and develop molds, dies and other tools used to manufacture products that will be sold under long-term supply arrangements, primarily in the automotive segment. The costs are amortized over the life of the related programs. At November 30, 2001 and 2000, the unamortized balance of these assets was $2,292 and $3,212, respectively.

     The Company also capitalizes costs incurred to design and develop molds, dies and other tools that it will sell to customers under long-term supply arrangements. The Company is typically reimbursed for these costs. At November 30, 2001 and 2000, the unamortized balances of assets the Company will not own were $4,287 and $5,601, respectively.

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

  Research and Development

     Research and development expenditures are expensed as incurred. Research and development expense was $10,400 in 2001, $11,700 in 2000 and $13,300 in 1999.

  Income Taxes

     Income taxes are provided based upon income for financial statement purposes. Deferred tax assets and liabilities are established based on the difference between the financial statement and income tax bases of assets and liabilities using existing tax rates. The valuation allowance represents a provision for uncertainty on the realization on certain deferred tax assets.

  Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and income and expenses are translated using weighted average exchange rates. Adjustments resulting from translation of financial statements stated in local currencies generally are excluded from the results of operations and included in Accumulated Other Comprehensive Income (Loss). Gains and losses from foreign currency transactions are included in the determination of net income (loss).

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the 2001 consolidated financial statement presentation.

                          EAGLE-PICHER HOLDINGS, INC.

  New Accounting Standards

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125". SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted this statement for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for the year ended November 30, 2001, however the statement was not applicable to the Company until the Eagle-Picher Funding Corporation, a qualifying special purpose entity, was established in the first quarter of 2002 (See Note F).

     In June 2001, the FASB issued three additional pronouncements. SFAS No. 141, "Business Combinations," requires that all acquisitions be accounted for using the purchase method and in certain situations, requires the segregation of intangible assets from goodwill. SFAS No. 142, "Goodwill and Intangible Assets," presumes that goodwill and other intangible assets have infinite lives and, as such, prescribes that these assets will not be amortized, but rather tested at least annually for impairment. This pronouncement also provides specific guidance on testing intangible assets. SFAS No. 143, "Accounting for Asset Retirement Obligations," requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The Company will be required to adopt SFAS No. 142 and SFAS No. 143 no later than the first quarter of the fiscal year ending November 30, 2003.

     In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset," which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The primary difference is that goodwill has been removed from the scope of SFAS No. 144. It also broadens the presentation of discontinued operations to include a component of an entity rather than segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. The Company will be required to adopt the provisions of SFAS No. 144 no later than the first quarter of the fiscal year ending November 30, 2003.

     The Company has not completed the process of evaluating the impact that will result from adopting these statements. The Company therefore is unable to disclose the impact, if any, that adopting these statements will have on its financial position and results of operations when such statements are adopted.

B. ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS

  Acquisitions

     During the 2000 fiscal year, the Company acquired the assets of the depleted zinc business of Isonics Corporation and the stock of the Blue Star Battery Systems Corporation, a manufacturer of special purpose batteries. These acquisitions were made at an aggregate cost, including expenses, of $13,806, consisting of $12,306 in cash and contingent cash payments of $500 annually for three years. These acquisitions were financed from the Company's revolving credit facility and were accounted for using the purchase method. The excess of the purchase prices over the assessed values of the net assets of $6,949 was allocated to Excess of Acquired Net Assets Over Cost and is being amortized over 15 years.

     In addition, the Company negotiated a warrant to acquire four million shares of the common stock of the Isonics Corporation in exchange for materials that were to be delivered in 2000. The Company elected to

                          EAGLE-PICHER HOLDINGS, INC.

exercise its warrant using a "cashless exercise" feature, whereby the Company claimed approximately 3.3 million shares of stock and paid for them by surrendering the remaining warrant shares. The Company did not deliver the subject materials in 2000 as a result of both mechanical and technical problems beyond its reasonable control. Isonics has disputed the Company's exercise of the warrant and the Company's right to retain the warrant shares. (See further discussion in Note N Other Litigation Claims.) The Company accounted for this investment using the equity method. The impact of the transaction on the Company's results of operations in 2000 was not material.

     In 1999, the Company acquired the stock of Charterhouse Automotive Group, Inc., a holding company whose only operating subsidiary was Carpenter Enterprises, Ltd. ("Carpenter"), a supplier of precision-machined components to the automotive industry, for approximately $59,600 in cash and $12,700 of existing indebtedness of Carpenter. The total cash requirements of the acquisition were $60,251, which included transaction costs. The acquisition was accounted for as a purchase. The excess of the purchase price over the assessed values of the net assets of $16,445 was allocated to Excess of Acquired Net Assets Over Cost and is being amortized over 15 years.

     The following proforma information for the year ended November 30, 1999 gives effect to the acquisition of Carpenter as if it had been consummated on December 1, 1998. This information is not necessarily indicative of either the future results of operations or the results of operations that would have occurred if those events had been consummated on the indicated dates.

                                                                  1999
                                                               -----------
                                                               (UNAUDITED)
Net sales...................................................   $  944,800
Net loss....................................................   $  (18,000)
Net loss applicable to common shareholders..................   $  (28,500)
Net loss per common share...................................   $   (28.50)
Average number of common shares.............................    1,000,000

  Divestitures

     The Company recognized amounts related to divestitures as follows:

                                                                2001             2000      1999
                                                         -------------------   --------   -------
Impairment of net assets of operations to be sold......  $                --   $ (6,000)  $21,407
Gains on sales of divisions sold.......................               (2,635)   (11,077)       --
Net losses recognized related to divisions sold in
  prior years..........................................                4,740     13,928        --
                                                         -------------------   --------   -------
                                                         $             2,105   $ (3,149)  $21,407
                                                         ===================   ========   =======

     On September 1, 1999, the Board of Directors approved a plan to explore the sale of several of the Company's smaller divisions and to focus on core businesses. In connection with this plan, the Company recorded a non-cash provision of $21,407 primarily related to the impairment of the recorded asset values because the expected net realizable value of certain of the divisions for sale was estimated to be insufficient to recover the related carrying values of those divisions. In addition, the Company indemnified the buyers for certain liabilities related to items such as environmental remediation and warranty issues. Liabilities for certain of these amounts had been previously recorded by the Company and additional amounts were recorded in 2000 when the divisions were sold. The divestiture of all divisions included in the plan was completed in 2000 and the aggregate net proceeds from all such transactions was $85,048. The aggregate net gain resulting from these transactions for the year ended November 30, 2000 was approximately $17,077 representing the reversal of asset impairment reserves of $6,000 and net gains of $11,077, which includes a gain of $3,737

                          EAGLE-PICHER HOLDINGS, INC.

recognized in the fourth quarter of 2000 resulting from a curtailment of the Company's pension and postretirement plans (see Note M) caused by the divestitures. In the fourth quarter of 2001, additional amounts totaling $937 were recorded for certain litigation related matters.

     An analysis of the asset impairment and other liabilities related to the 1999 divestiture plan, included in Other Accrued Liabilities in the consolidated balance sheets is as follows:

                                                                OTHER LIABILITIES
                                          ASSET IMPAIRMENT   RELATED TO DIVESTITURES    TOTAL
                                          ----------------   -----------------------   --------
Original Charges........................      $ 20,530               $   877           $ 21,407
  Amounts offset with asset values......       (10,440)                   --            (10,440)
  Amounts transferred...................        (4,090)                4,090                 --
  Additional amounts recorded for
     transaction expenses and other
     items..............................            --                 3,459              3,459
  Amounts spent.........................            --                (5,600)            (5,600)
  Amounts reversed......................        (6,000)                   --             (6,000)
                                              --------               -------           --------
Balance at November 30, 2000............            --                 2,826              2,826
  Additional amounts recorded...........           180                   757                937
  Amounts spent.........................            --                  (403)              (403)
                                              --------               -------           --------
Balance at November 30, 2001............      $    180               $ 3,180           $  3,360
                                              ========               =======           ========

     In addition to the divestitures occurring in 2000, the Company has sold several divisions in years prior to 1999. In 2000, certain events occurred that required the Company to record additional liabilities related to these transactions, primarily in the fourth quarter of 2000. These liabilities were recorded primarily for environmental remediation, costs related to certain litigation issues and losses on guarantees of indebtedness. The effect of these items was to reduce the gain on the sale of divisions recorded in 2000 in the amount of $13,928. In the fourth quarter of 2001, additional amounts totaling $3,803 were recorded for various environmental and litigation related matters.

     An analysis of the additional liabilities related to the acquisitions occurring prior to 1999 included in Other Accrued Liabilities in the consolidated balance sheet is as follows:

                                                                 OTHER LIABILITIES
                                           ASSET IMPAIRMENT   RELATED TO DIVESTITURES    TOTAL
                                           ----------------   -----------------------   -------
Original Charges.........................        $ --                 $13,928           $13,928
  Amounts spent..........................          --                  (1,754)           (1,754)
                                                 ----                 -------           -------
Balance at November 30, 2000.............          --                  12,174            12,174
  Additional amounts recorded............         800                   3,003             3,803
  Amounts reversed.......................          --                    (367)             (367)
  Amounts spent..........................          --                  (1,160)           (1,160)
                                                 ----                 -------           -------
Balance at November 30, 2001.............        $800                 $13,650           $14,450
                                                 ====                 =======           =======

     In the fourth quarter of 2001, the Company received $2,635 held in an escrow account for environmental matters related to a division sold in a prior year. The amount was recorded as a gain on sales of division sold.

     In connection with the sale of the Company's Trim Division in November 1998, the Company received a $2,100 note, of which $1,834 was due on November 30, 2000. The note was secured by a first mortgage on the real estate. The Company also guaranteed approximately $3,900 of the original principal amount of the buyer's debt related to tooling receivables from both original equipment manufacturers and their suppliers. The buyer is in default on the mortgage loan and its financing with its primary lender, and the lender has demanded payment of the guaranty from the Company. Accordingly, the Company has recorded a provision related to these items included in the liability recorded in fiscal year 2000 discussed in the previous paragraph.

                          EAGLE-PICHER HOLDINGS, INC.

     The Company remains a guarantor on the lease of the building in which its former Transicoil Division is located, and is liable should the buyer not perform on the lease. The remaining lease payments total approximately $5,400 over the lease term which expires in 2005. The Company believes the likelihood of being liable for the lease to be remote.

     See Note P for information regarding sales and pre-tax income or loss of the divisions which were divested in the years ended November 30, 2000 and 1999.

  Discontinued Operations

     In the first quarter of 2001, the Board of Directors authorized management to sell the assets and business of the Construction Equipment Division (CED), which comprises the Machinery Segment. The sale to Construction Equipment Direct, Inc., a Tennessee corporation, was completed subsequent to year end on December 14, 2001. The proceeds were $6,100 in cash, plus an estimated working capital adjustment of $1,000 to be finalized in the second quarter of 2002, plus the buyer's assumption of approximately $6,700 in current liabilities. The Company retained the land and buildings at CED's main facility in Lubbock, Texas and leased the facility to the buyer for a five year term. The buyer has the option to purchase the building for $2,500, increasing $100 per year over the term of the lease. The Company also retained $2,300 of CED lift truck raw materials inventory, which the buyer agreed to purchase at book value within one year, $900 of CED accounts receivable and retained or assumed liabilities, pursuant to the transaction, of $5,600.

     Through November 30, 2001, the Company recorded provisions totaling $30,416, net of an income tax benefit of $6,084. This provision included estimated losses and costs to be incurred in connection with the disposition of the Machinery Segment, including $5,695 in expected losses during the phase out period from March 1, through December 14, 2001. An operating loss of $1,657, net of a $900 tax benefit, was incurred in the first quarter of 2001.

     The results of the Machinery Segment's operations have been reported separately as discontinued operations in the consolidated statement of income
(loss). Prior year amounts have been restated to present the operations of the Machinery Segment as a discontinued operation.

     The net assets of the discontinued operations, less accounts receivable and building subsequently retained as noted above, have been recorded at their estimated net realizable value under the caption "Net assets of operations to be sold" in the consolidated balance sheets at November 30, 2001 and 2000. This balance contains the $2,300 in inventory retained by the Company as it is deemed held for sale.

     Net sales for discontinued operations were $65,082, $82,614 and $90,313 for the years ended November 30, 2001, 2000 and 1999 respectively. Total assets for discontinued operations were $39,000, $51,800 and $58,100 at November 30, 2001, 2000 and 1999 respectively.

C. RESTRUCTURING

     In the fourth quarter of 2001, the Company recorded asset write-downs and other charges totaling $14,163 in connection with a restructuring plan (the
Plan) announced in November 2001. The Plan primarily relocates the Company's corporate headquarters from Cincinnati, Ohio to Phoenix, Arizona and closes three plants in the Technologies segment as it eliminates certain product lines in the Special Purpose Battery category. The costs related to the Plan, which were recognized as a separate component of operating expenses in the fourth quarter of 2001, included approximately $5,425 related to the facilities, $5,044 related to involuntary severance of approximately 165 employees and $3,694 in other costs to exit business activities.

     The facility costs of $5,425 include an adjustment of $1,250 to write down the carrying value of the three plants to their estimated fair value in holding them for sale. $2,325 represents the estimated loss on abandoning the machinery and equipment and other assets at the plant locations and corporate headquarters,

                          EAGLE-PICHER HOLDINGS, INC.

and $1,850 represents an estimate of the total future lease commitments less estimated proceeds received from subleasing the various spaces. The asset impairment adjustments are recorded against Property Plant and Equipment and the liability for future lease commitments is included in Other Accrued Liabilities in the consolidated balance sheets.

     Approximately $202 of involuntary severance had been paid out as of year-end. The remaining $4,842 of severance is included in Other Accrued Liabilities, along with the $3,694 in other costs.

     Subsequent to year-end, the Company began analyzing whether a portion of the assets in its overfunded pension plan could be made available to pay severance costs related to the restructuring plan. The Company anticipates an amendment to the pension plan and has provided new or amended severance plans to allow for such payments. Up to $4,200 of severance could be paid out of the pension plan. This could result in a gain to restructuring in 2002 if the amendment to the pension plan is approved and if severed employees elect the new or amended severance plans. See Note M, Pension and Other Postretirement Benefit Plans.

D. INVENTORIES

     Inventories consisted of:

                                                               2001      2000
                                                              -------   -------
Raw materials and supplies..................................  $22,527   $32,987
Work-in-process.............................................   34,504    37,237
Finished goods..............................................   19,271    13,880
                                                              -------   -------
                                                               76,302    84,104
Adjustment to state inventory at LIFO value.................     (958)     (585)
                                                              -------   -------
                                                              $75,344   $83,519
                                                              =======   =======

     The percentage of inventories valued using the LIFO method was 84% in 2001 and 86% in 2000. The effects of liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years were not material.

E. OTHER ASSETS

     Other assets consisted of:

                                                               2001      2000
                                                              -------   -------
Prepaid pension cost -- Note M..............................  $54,676   $51,391
Debt issuance costs, net of accumulated amortization of
  $12,568 in 2001 and $8,861 in 2000........................   14,887    17,715
Other.......................................................   17,148    17,072
                                                              -------   -------
                                                              $86,711   $86,178
                                                              =======   =======

     The debt issuance costs are being amortized on a straight-line basis over the term of the related debt.

                          EAGLE-PICHER HOLDINGS, INC.

F. LONG-TERM DEBT, SHORT TERM BORROWINGS AND LEASE COMMITMENTS

     Long-term debt consisted of:

                                                                2001       2000
                                                              --------   --------
Credit Agreement:
  Revolving Credit Facility
     5.03%, due 2004........................................  $142,000   $105,660
  Accounts Receivable Loan Agreement
     2.10%, due 2002........................................    14,250     42,750
  Term Loan
     5.03%, due 2003........................................    47,739     66,834
Senior Subordinated Notes
  9 3/8%, due 2008..........................................   220,000    220,000
Industrial Revenue Bonds
  1.8% to 2.2%, due 2005....................................    17,000     18,700
Debt of Foreign Subsidiaries................................     2,137      3,987
                                                              --------   --------
                                                               443,126    457,931
Less current portion........................................    41,957     65,358
                                                              --------   --------
Long-term debt, less current portion........................  $401,169   $392,573
                                                              ========   ========

     The Company has a syndicated senior secured loan facility ("Credit Agreement") providing a term loan ("Term Loan") and a $220,000 revolving credit facility ("Facility"), which is available for issuance of letters of credit. The Company also has an accounts receivable loan agreement ("Receivables Agreement"). At November 30, 2001, letters of credit totaling $36,449 were outstanding, which together with borrowings of $142,000 left the Company with $41,551 of borrowing capacity on the Facility. In connection with the Receivables Agreement, the Company sells its domestic trade receivables on an ongoing basis to a wholly-owned, consolidated subsidiary, Eagle-Picher Acceptance Corporation. The receivables are then used as security for loans made under a separate revolving credit facility providing up to $50,000. Availability under the Receivables Agreement is determined based on a formula of total receivables outstanding as of a certain date. As of November 30, 2001, total availability under the Receivables Agreement was $45,000, of which $14,250 was borrowed. The Receivables Agreement has a maturity of May 2002.

     Subsequent to fiscal year end 2001, the Company entered into an agreement with a major U.S. financial institution to sell an undivided interest in certain receivables of the company and certain of its domestic subsidiaries through an unconsolidated qualifying special purpose entity, Eagle-Picher Funding Corporation ("EPFC"). Proceeds from this new facility were used to payoff amounts outstanding under the Company's existing Receivables Agreement on the closing date and for other corporate purposes. The agreement involves the sale of receivables of the Company and certain of its domestic subsidiaries to EPFC, which in turn sells an undivided beneficial interest in a revolving pool of receivables to the financial institution. EPFC has no recourse to the Company and its subsidiaries for failure of the debtors to pay when due. The agreement provides for continuation of the program on a revolving basis for approximately a three-year period.

     The Facility and the Term Loan bear interest, at the Company's option, of an adjusted LIBOR rate plus 3% or the bank's prime rate plus 2%. There is a commitment fee on the Facility equal to 1/2% per annum on the undrawn portion of the Facility and fees for letters of credit are equal to 3% per annum. If the Company meets or fails to meet certain financial benchmarks, the interest rate spreads, commitment fees and fees for letters of credit may be reduced or increased, respectively. Loans outstanding under the Receivables Agreement are at

                          EAGLE-PICHER HOLDINGS, INC.

variable rates equal to market rates on commercial paper with fees of 1 1/4% on the maximum commitment amount.

     In 2001, the Company entered into three year interest rate swap agreements ("Swap Agreements") to manage its variable interest rate exposure. Per the terms of the Swap Agreements, the Company exchanges, at specified intervals, the difference between fixed and variable interest amounts based on a notional principal amount of $90,000. The Swap Agreements effectively fix the interest rate on $90,000 of the debt under the Credit Agreement at 5.678% plus the applicable spread for the duration of the interest rate swap. The difference between the amount of interest to be paid and the amount of interest to be received under the Swap Agreements due to changing interest rates is charged or credited to interest expense over the life of the agreements. As of November 30, 2001, the fair value of the Swap Agreements, which was determined using discounted cash flow analysis based on current rates offered for similar issues of debt, was a liability of approximately $4,760. As of November 30, 2001, $189,739 in debt was outstanding under the Credit Agreement, of which interest on $90,000 is essentially fixed by the Swap Agreements. Loans under the Receivables Agreement bear interest at a variable rate equal to market rates on commercial paper having a term similar to applicable interest periods. $113,989 of debt outstanding bears interest at variable rates under either the Credit Agreement or Receivables Agreement. Accordingly, the effect of a one percent increase in the applicable index rates would result in additional interest expense of approximately $1,140 annually, assuming no change in the level of borrowing. The Swap Agreements expire in December 2003.

     In addition to regularly scheduled payments on the Term Loan, the Company is required to make mandatory prepayments, of 50% of annual excess cash flow as defined in the Credit Agreement, the net proceeds from the sale of assets (subject to certain conditions), the net proceeds of certain new debt issued and 50% of the net proceeds of any equity securities issued. No excess cash flow payment is due for the year ended November 30, 2001.

     The Credit Agreement is guaranteed by the Company and the United States subsidiaries of EPI. It is secured by the capital stock of EPI and the United States subsidiaries of EPI, up to 65% of the capital stock of certain foreign subsidiaries and substantially all other property of EPI and its United States subsidiaries. The Credit Agreement contains covenants which restrict or limit EPI's ability to declare dividends or redeem capital stock, incur additional debt or liens, alter existing debt agreements, make loans or investments, form joint ventures, undergo a change in control or engage in mergers, acquisitions or asset sales. These covenants also limit the annual amount of capital expenditures and require the Company to meet certain minimum financial coverages. The Company was in compliance with all covenants at November 30, 2001.

     The Subordinated Notes, which are unsecured, are redeemable at the option of the Company, in whole or in part, any time after February 28, 2003 at set redemption prices. The Company had the option to redeem up to 35% of the aggregate principal amount of the Subordinated Notes prior to March 1, 2001 at a set redemption price provided certain conditions were met. The Company is also required to offer to purchase the Subordinated Notes at a set redemption price should there be a change in control. The Indenture for the Subordinated Notes contains covenants which restrict or limit EPI's ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. The Company is in compliance with these covenants at November 30, 2001. The Subordinated Notes are also guaranteed by the Company and the United States subsidiaries of EPI. Due to various financial covenant limitations under the Credit Agreement measured at the end of each quarter, on November 30, 2001, the Company could incur only an additional $14,200 of indebtedness as defined under the Credit Agreement.

     The Company believes that it will be in compliance with all of its debt covenants throughout 2002. However, any adverse changes in actual results from projections, along with the contractual tightening of the covenants under the Credit Agreement, which begins in the quarter ending May 31, 2002, would place the Company at risk of not being able to comply with all of the covenants of the Credit Agreement. In the event the Company cannot comply with the terms of the Credit Agreement as currently written, it would be

                          EAGLE-PICHER HOLDINGS, INC.

necessary for the Company to obtain a waiver or renegotiate its loan covenants, and there can be no assurance that such negotiations will be successful. Any agreements to amend the covenants would likely require a payment of a fee and increase in the interest rate payable by the Company on its debt under the Credit Agreement. The amount of such fee and increase in interest rate would be determined in the negotiations of the amendment.

     The Company's industrial revenue bonds bear interest at variable rates based on the market for similar issues and are secured by letters of credit.

     Several of the Company's foreign subsidiaries have entered into agreements with various banks which provide lines of credit totaling approximately $6,900 at November 30, 2001. At November 30, 2001, $2,137 of borrowings were outstanding leaving $4,751 in borrowing capacity. These agreements, which are unsecured, are either committed lines of credit expiring in 2002 or short-term money market or overdraft facilities, generally due on demand or within a year. The annual rates of interest on these lines of credit generally range from .75% to 1.5% over the banks' base rates. The commitment fees range from .35% to .5% per annum on the unused portion of the committed facilities. These agreements also contain covenants which include minimum financial requirements. Certain of the Company's foreign subsidiaries did not meet the minimum financial requirement covenant of one of these credit facilities as of November 30, 2001; however, the Company has received the necessary waiver from the lender.

     Long term debt had an estimated fair value of approximately $337,200 and $338,000 at November 30, 2001 and 2000, respectively. The estimated fair value of long-term debt was calculated based on market prices for publicly traded issues and was calculated using discounted cash flow analysis based on current rates offered for similar issues for all other long-term debt.

     The Company paid interest, net of amounts capitalized, of $38,419 in 2001, $43,589 in 2000 and $46,931 in 1999.

     Long-term debt is scheduled to mature over the next five years as follows:
$41,957 in 2002, of which $14,250 is outstanding under the Receivables Agreement; $25,600 in 2003, $143,800 in 2004, and $11,800 in 2005.

  Lease Commitments

     Future minimum rental commitments over the next five years as of November 30, 2001 under noncancellable operating leases, which expire at various dates, are as follows: $2,925 in 2002, $2,461 in 2003, $2,087 in 2004, $1,800 in 2005
and $1,106 in 2006. Rental expense was approximately $5,700 in 2001, $4,800 in 2000 and $5,200 in 1999.

G. SUPPLEMENTAL GUARANTOR INFORMATION (UNAUDITED)

     Both the Credit Agreement and the Subordinated Notes, which were issued by EPI, are guaranteed on a full, unconditional, and joint and several basis by the Company and certain of EPI's wholly-owned domestic subsidiaries ("Subsidiary Guarantors") including Eagle-Picher Acceptance Corporation and Carpenter Enterprises, Ltd. Management has determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors and such financial statements are not presented. The following unaudited supplemental condensed combining financial statements present information regarding EPI, the Subsidiary Guarantors and the subsidiaries that did not guarantee the debt.

     EPI and the Subsidiary Guarantors are subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Indenture supporting the subordinated notes.

                          EAGLE-PICHER HOLDINGS, INC.

          SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 2001

                                                  GUARANTORS
                                          ---------------------------   NON-GUARANTORS
                                           EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                               --------   --------------   ----------   --------------   ------------   --------
                                                           (IN THOUSANDS OF DOLLARS)
NET SALES
  Customers..................  $ 47,892      $     --       $555,614       $ 88,944        $     --     $692,450
  Intercompany...............    15,398            --         15,185                        (30,583)          --
OPERATING COSTS AND EXPENSES:
  Cost of products sold......    35,492            --        481,374         72,410         (30,583)     558,693
  Selling & administrative...    21,725             5         21,163          8,184              --       51,077
  Intercompany charges.......    (6,329)           --          6,537           (208)             --           --
  Depreciation...............     3,752            --         35,611          3,254              --       42,617
  Amortization of
    intangibles..............     3,733            --         11,279          1,478              --       16,490
  Other......................    12,024            --          7,375            (93)            (11)      19,295
                               --------      --------       --------       --------        --------     --------
         Total...............    70,397             5        563,339         85,025         (30,594)     688,172
                               --------      --------       --------       --------        --------     --------
OPERATING INCOME (LOSS)......    (7,107)           (5)         7,460          3,919              11        4,278
OTHER INCOME (EXPENSE)
  Interest expense...........   (11,227)           --        (36,006)          (586)          7,714      (40,105)
  Other income (expense).....     1,069            --          8,689          1,869          (7,714)       3,913
  Equity in earnings of
    consolidated
    subsidiaries.............   (15,145)      (53,966)         2,183             --          66,928           --
                               --------      --------       --------       --------        --------     --------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE TAXES....   (32,410)      (53,971)       (17,674)         5,202          66,939      (31,914)
INCOME TAXES (BENEFIT).......   (12,689)           --             (8)         2,681              --      (10,016)
                               --------      --------       --------       --------        --------     --------
Income (Loss) from Continuing
  Operations.................   (19,721)      (53,971)       (17,666)         2,521          66,939      (21,898)
Discontinued Operations......   (32,073)           --             --             --              --      (32,073)
                               --------      --------       --------       --------        --------     --------
NET INCOME (LOSS)............  $(51,794)     $(53,971)      $(17,666)      $  2,521        $ 66,939     $(53,971)
                               ========      ========       ========       ========        ========     ========

                          EAGLE-PICHER HOLDINGS, INC.

           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)

                            AS OF NOVEMBER 30, 2001

                                                  GUARANTORS
                                          ---------------------------   NON-GUARANTORS
                                           EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                               --------   --------------   ----------   --------------   ------------   --------
                                                           (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents....  $ 17,145      $      1       $    471       $  6,936       $      67     $ 24,620
Receivables, net.............   (12,668)           --        103,168         15,122              --      105,622
Intercompany accounts
  receivable.................    46,674            --          3,559             65         (50,298)          --
Inventories..................     4,129            --         59,704         12,882          (1,371)      75,344
Net assets of discontinued
  operations.................     3,610            --             --          5,954          (6,306)       3,258
Prepaid expenses.............     1,378            --          6,152          2,887            (865)       9,552
Deferred income taxes........    24,287            --             --             --              --       24,287
                               --------      --------       --------       --------       ---------     --------
      Total current assets...    84,555             1        173,054         43,846         (58,773)     242,683
PROPERTY, PLANT & EQUIPMENT,
  net........................    28,733            --        157,653         30,401             (32)     216,755
Investment in Subsidiaries...    83,571        95,169         16,058             --        (194,798)          --
EXCESS OF ACQUIRED NET ASSETS
  OVER COST, net.............    41,939            --        120,969         19,994          (3,140)     179,762
OTHER ASSETS.................    73,049            --         13,789         10,719         (10,846)      86,711
                               --------      --------       --------       --------       ---------     --------
  TOTAL ASSETS...............  $311,847      $ 95,170       $481,523       $104,960       $(267,589)    $725,911
                               ========      ========       ========       ========       =========     ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)
Accounts payable.............  $ 16,156      $     --       $ 62,171       $  7,970       $      --     $ 86,297
Intercompany accounts
  payable....................        76            --             48          7,404          (7,528)          --
Long-term debt -- current
  portion....................    25,569            --         14,250          9,430          (7,292)      41,957
Income taxes.................      (283)           --             --          1,491               1        1,209
Other current liabilities....    42,342            --         26,363          3,111              --       71,816
                               --------      --------       --------       --------       ---------     --------
      Total current
         liabilities.........    83,860            --        102,832         29,406         (14,819)     201,279
LONG-TERM DEBT -- less
  current portion............   401,169            --         42,452             --         (42,452)     401,169
DEFERRED INCOME TAXES........     9,362            --             --             --          (3,085)       6,277
OTHER LONG-TERM
  LIABILITIES................    25,911            19          1,000            825              --       27,755
                               --------      --------       --------       --------       ---------     --------
      TOTAL LIABILITIES......   520,302            19        146,284         30,231         (60,356)     636,480
Intercompany Accounts........  (288,578)           --        262,878         35,782         (10,082)          --
11 3/4% CUMULATIVE REDEEMABLE
  EXCHANGEABLE PREFERRED
  STOCK......................        --       123,086             --             --              --      123,086
SHAREHOLDERS' EQUITY
  (DEFICIT)..................    80,123       (27,935)        72,361         38,947        (197,151)     (33,655)
                               --------      --------       --------       --------       ---------     --------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY
      (DEFICIT)..............  $311,847      $ 95,170       $481,523       $104,960       $(267,589)    $725,911
                               ========      ========       ========       ========       =========     ========

                          EAGLE-PICHER HOLDINGS, INC.

                        CONDENSED FINANCIAL INFORMATION

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                          YEAR ENDED NOVEMBER 30, 2001

                                                 GUARANTORS
                                         ---------------------------   NON-GUARANTORS
                                          EAGLE-PICHER    SUBSIDIARY      FOREIGN
                               ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                              --------   --------------   ----------   --------------   ------------   --------
                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net Income (Loss).........  $(51,794)     $(53,971)      $(17,666)      $  2,521        $66,939      $(53,971)
  Equity in earnings of
    consolidated
    subsidiaries............    15,145        53,966         (2,183)            --        (66,928)           --
  Depreciation and
    amortization............    11,192            --         46,890          4,732             --        62,814
  Provision for discontinued
    operations..............    30,416            --             --             --             --        30,416
  Divestitures..............     2,105                                                                    2,105
  Adjustments to reconcile
    net income (loss) to
    cash provided by (used
    in) operating
    activities:
    Working capital and
      other.................     3,506             5         (3,737)        (1,797)        28,129        26,106
                              --------      --------       --------       --------        -------      --------
    Net cash provided by
      operating
      activities............    10,570            --         23,304          5,456         28,140        67,470
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures......    (7,208)           --        (16,469)       (12,867)            --       (36,544)
  Other.....................        26            --          3,753         (4,026)            --          (247)
                              --------      --------       --------       --------        -------      --------
    Net cash provided by
      (used in) investing
      activities............    (7,182)           --        (12,716)       (16,893)            --       (36,791)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Reduction of long-term
    debt....................   (20,795)           --         20,186             --        (20,186)      (20,795)
  Borrowings (repayments) on
    revolving credit
    agreement...............    36,340            --        (28,500)        (1,611)            --         6,229
  Other.....................    (3,043)           --             --           (239)            --        (3,282)
                              --------      --------       --------       --------        -------      --------
    Net cash provided by
      (used in) financing
      activities............    12,502            --         (8,314)        (1,850)       (20,186)      (17,848)
                              --------      --------       --------       --------        -------      --------
    Net cash provided by
      discontinued
      operations............     4,322            --             --             --             --         4,322
                              --------      --------       --------       --------        -------      --------
Increase (decrease) in cash
  & cash equivalents........    20,212            --          2,274        (13,287)         7,954        17,153
Intercompany accounts.......    (4,364)           --         (2,342)        15,910         (9,204)           --
CASH & CASH EQUIVALENTS,
  BEGINNING OF PERIOD.......     1,297             1            539          4,313          1,317         7,467
                              --------      --------       --------       --------        -------      --------
CASH & CASH EQUIVALENTS,
  END OF PERIOD.............  $ 17,145      $      1       $    471       $  6,936        $    67      $ 24,620
                              ========      ========       ========       ========        =======      ========

                          EAGLE-PICHER HOLDINGS, INC.

    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 2000

                                                  GUARANTORS            NON-GUARANTORS
                                          ---------------------------      FOREIGN
                                           EAGLE-PICHER    SUBSIDIARY     GUARANTORS
                                ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                               --------   --------------   ----------   --------------   ------------   --------
                                                           (IN THOUSANDS OF DOLLARS)
NET SALES
  Customers..................  $ 74,650      $     --       $577,908       $102,408        $     --     $754,966
  Intercompany...............    16,470            --         12,856          9,997         (39,323)          --
OPERATING COSTS AND EXPENSES:
  Cost of products sold
    (exclusive of
    depreciation)............    55,066            --        481,662         96,168         (39,238)     593,658
  Selling and
    administrative...........    25,628             9         24,144          9,874            (298)      59,357
  Intercompany charges.......   (11,370)           --         11,370           (298)            298           --
  Management compensation --
    special..................     1,560                                                                    1,560
  Depreciation...............     4,155            --         32,998          4,160              --       41,313
  Insurance settlement.......   (16,000)                                                                 (16,000)
  Amortization of
    intangibles..............     4,073            --         10,642          1,398              --       16,113
  Divestitures...............    14,965            --         (3,870)       (14,244)             --       (3,149)
  Other......................       (36)           --           (187)             6              43         (174)
                               --------      --------       --------       --------        --------     --------
         Total...............    78,041             9        556,759         97,064         (39,195)     692,678
                               --------      --------       --------       --------        --------     --------
OPERATING INCOME (LOSS)......    13,079            (9)        34,005         15,341            (128)      62,288
OTHER INCOME (EXPENSE)
  Interest expense...........   (16,311)           --        (31,969)        (4,027)          8,318      (43,989)
  Other income (expense).....     1,247            --          7,790           (623)         (8,318)          96
  Equity in earnings of
    consolidated
    subsidiaries.............    13,538         5,619          1,920             --         (21,077)          --
                               --------      --------       --------       --------        --------     --------
INCOME (LOSS) BEFORE TAXES...    11,553         5,610         11,746         10,691         (21,205)      18,395
INCOME TAXES (BENEFIT).......     2,082            --          6,099            880              --        9,061
                               --------      --------       --------       --------        --------     --------
Income (Loss) from Continuing
  Operations.................     9,471         5,610          5,647          9,811         (21,205)       9,334
Discontinued Operations......    (3,724)           --             --             --              --       (3,724)
                               --------      --------       --------       --------        --------     --------
NET INCOME (LOSS)............  $  5,747      $  5,610       $  5,647       $  9,811        $(21,205)    $  5,610
                               ========      ========       ========       ========        ========     ========

                          EAGLE-PICHER HOLDINGS, INC.

           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)

                            AS OF NOVEMBER 30, 2000

                                                   GUARANTORS
                                           ---------------------------   NON-GUARANTORS
                                            EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                 ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                --------   --------------   ----------   --------------   ------------   --------
                                                            (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents.....  $  1,297      $      1       $    539       $  4,313       $   1,317     $  7,467
Receivables, net..............     3,139            --         84,004         17,732              --      104,875
Intercompany accounts
  receivable..................    22,266            --          9,768            980         (33,014)          --
Inventories...................     4,919            --         67,299         12,630          (1,329)      83,519
Net assets of operations to be
  sold........................    44,080            --             --             --              --       44,080
Prepaid expenses..............       906            --          4,999          1,503            (267)       7,141
Deferred income taxes.........    12,860            --             --             --              --       12,860
                                --------      --------       --------       --------       ---------     --------
      Total current assets....    89,467             1        166,609         37,158         (33,293)     259,942
PROPERTY, PLANT & EQUIPMENT,
  net.........................    21,838            --        181,898         22,311             (43)     226,004
Investment in Subsidiaries....   124,495       151,302         12,377             --        (288,174)          --
EXCESS OF ACQUIRED NET ASSETS
  OVER COST, net..............    45,673            --        131,637         21,404          (3,139)     195,575
OTHER ASSETS..................    64,119            --         17,799         14,374         (10,114)      86,178
                                --------      --------       --------       --------       ---------     --------
      TOTAL ASSETS............  $345,592      $151,303       $510,320       $ 95,247       $(334,763)    $767,699
                                ========      ========       ========       ========       =========     ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
ACCOUNTS PAYABLE..............  $ 10,987      $     --       $ 42,119       $  4,759       $      --     $ 57,865
Intercompany accounts
  payable.....................        92            --             --          9,327          (9,419)          --
Long-term debt -- current
  portion.....................    20,795            --         42,750          1,813              --       65,358
Income taxes..................     2,162            --             --            520              --        2,682
Other current liabilities.....    41,092            --         22,046          2,364            (267)      65,235
                                --------      --------       --------       --------       ---------     --------
      Total current
         liabilities..........    75,128            --        106,915         18,783          (9,686)     191,140
LONG-TERM DEBT -- LESS CURRENT
  PORTION.....................   390,398            --         22,266          2,175         (22,266)     392,573
DEFERRED INCOME TAXES.........    11,512            --             --             --          (1,234)      10,278
OTHER LONG-TERM LIABILITIES...    22,075            14          1,000          1,618              --       24,707
                                --------      --------       --------       --------       ---------     --------
      TOTAL LIABILITIES.......   499,113            14        130,181         22,576         (33,186)     618,698
Intercompany Accounts.........  (290,399)           --        290,081         36,777         (36,459)          --
11 3/4% CUMULATIVE REDEEMABLE
  EXCHANGEABLE PREFERRED
  STOCK.......................        --       109,804             --             --              --      109,804
SHAREHOLDERS' EQUITY..........   136,878        41,485         90,058         35,894        (265,118)      39,197
                                --------      --------       --------       --------       ---------     --------
    TOTAL LIABILITIES &
      SHAREHOLDERS' EQUITY....  $345,592      $151,303       $510,320       $ 95,247       $(334,763)    $767,699
                                ========      ========       ========       ========       =========     ========

                          EAGLE-PICHER HOLDINGS, INC.

     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 2000

                                                            GUARANTORS
                                                    ---------------------------   NON-GUARANTORS
                                                     EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                          ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                         --------   --------------   ----------   --------------   ------------   --------
                                                                     (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)....................  $  5,747      $  5,610       $  5,647       $  9,811        $(21,205)    $  5,610
  Adjustments to reconcile net income
    (loss) to cash provided by (used
    in) operating activities:
    Equity in earnings (loss) of
      consolidated subsidiaries........   (13,538)       (5,619)        (1,920)            --          21,077           --
    Depreciation and amortization......    11,474            --         43,640          5,558              --       60,672
    Divestitures.......................    14,965            --         (3,870)       (14,244)             --       (3,149)
    Changes in assets and liabilities,
      net of effect of acquisitions and
      divestitures.....................   (22,043)            9         11,230        (17,558)         10,793      (17,569)
                                         --------      --------       --------       --------        --------     --------
      Net cash provided by (used in)
         operating activities..........    (3,395)           --         54,727        (16,433)         10,665       45,564
                                         --------      --------       --------       --------        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of divisions.....    47,002            --         10,430         27,616              --       85,048
  Acquisition of divisions.............        --            --        (12,306)            --              --      (12,306)
  Capital expenditures.................    (6,183)           --        (30,320)        (4,864)             --      (41,367)
  Other................................     6,871            --            876         (2,871)           (412)       4,464
                                         --------      --------       --------       --------        --------     --------
    Net cash provided by (used in)
      investing activities.............    47,690            --        (31,320)        19,881            (412)      35,839
                                         --------      --------       --------       --------        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction of long-term debt..........   (24,374)           --             --             --              --      (24,374)
  Purchase of Treasury Stock...........    (2,371)                                                                  (2,371)
  Net borrowings (repayments) under
    revolving credit agreements........   (30,340)           --        (21,000)       (10,434)             --      (61,774)
  Other................................       (51)           --             --             --              --          (51)
                                         --------      --------       --------       --------        --------     --------
    Net cash financing activities......   (57,136)           --        (21,000)       (10,434)             --      (88,570)
                                         --------      --------       --------       --------        --------     --------
Net cash provided by discontinued
  operations...........................     4,563            --             --             --              --        4,563
                                         --------      --------       --------       --------        --------     --------
Increase (decrease) in cash and cash
  equivalents..........................    (8,278)           --          2,407         (6,986)         10,253       (2,604)
Intercompany accounts..................     5,511            --         (2,738)         6,211          (8,984)          --
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD...............................     4,064             1            870          5,088              48       10,071
                                         --------      --------       --------       --------        --------     --------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD...............................  $  1,297      $      1       $    539       $  4,313        $  1,317     $  7,467
                                         ========      ========       ========       ========        ========     ========

                          EAGLE-PICHER HOLDINGS, INC.

    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 1999

                                                  GUARANTORS
                                          ---------------------------   NON-GUARANTORS
                                           EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                               --------   --------------   ----------   --------------   ------------   --------
                                                           (IN THOUSANDS OF DOLLARS)
NET SALES TO CUSTOMERS.......  $125,535      $     --       $582,723       $114,690        $     --     $822,948
  Intercompany...............    12,619            --         15,551         11,249         (39,419)          --
OPERATING COSTS AND EXPENSES:
  Cost of products sold
    (exclusive of
    depreciation)............    90,674            --        482,892        110,331         (39,395)     644,502
  Selling and
    administrative...........    33,765             5         22,701         11,599            (199)      67,871
  Management compensation --
    special..................       556            --             --             --              --          556
  Impairment of net assets of
    operations to be sold....     9,630            --          1,635         10,142              --       21,407
  Intercompany charges.......    (9,816)           --          9,817           (200)            199           --
  Depreciation...............     5,897            --         32,977          4,968              --       43,842
  Amortization of
    intangibles..............     5,434            --         10,420            971              --       16,825
  (Gain) loss on sale of
    assets...................      (107)           --            109             28              --           30
                               --------      --------       --------       --------        --------     --------
         Total...............   136,033             5        560,551        137,839         (39,395)     795,033
                               --------      --------       --------       --------        --------     --------
OPERATING INCOME (LOSS)......     2,121            (5)        37,723        (11,900)            (24)      27,915
OTHER INCOME (EXPENSE)
  Interest expense...........   (17,662)           --        (24,709)        (4,297)          1,193      (45,475)
  Other income (expense).....     1,070            --          3,596             87          (1,193)       3,560
  Equity in earnings (loss)
    of consolidated
    subsidiaries.............   (10,957)      (17,587)           416             --          28,128           --
                               --------      --------       --------       --------        --------     --------
INCOME (LOSS) BEFORE TAXES...   (25,428)      (17,592)        17,026        (16,110)         28,104      (14,000)
INCOME TAXES (BENEFIT).......   (12,419)           --          9,679          2,194              --         (546)
                               --------      --------       --------       --------        --------     --------
Income (Loss) from Continuing
  Operations.................   (13,009)      (17,592)         7,347        (18,304)         28,104      (13,454)
Discontinued Operations......    (4,133)           --             --             --              --       (4,133)
                               --------      --------       --------       --------        --------     --------
NET INCOME (LOSS)............  $(17,142)     $(17,592)      $  7,347       $(18,304)       $ 28,104     $(17,587)
                               ========      ========       ========       ========        ========     ========

                          EAGLE-PICHER HOLDINGS, INC.

     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)

                          YEAR ENDED NOVEMBER 30, 1999

                                                 GUARANTORS
                                         ---------------------------   NON-GUARANTORS
                                          EAGLE-PICHER    SUBSIDIARY      FOREIGN
                               ISSUER    HOLDINGS, INC.   GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                              --------   --------------   ----------   --------------   ------------   --------
                                                          (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net Income (Loss).........  $(17,142)     $(17,592)      $  7,347       $(18,304)       $ 28,104     $(17,587)
  Adjustments to reconcile
    net income (loss) to
    cash provided by (used
    in) operating
    activities:
  Equity in earnings (loss)
    of consolidated
    subsidiaries............    10,957        17,587           (416)            --         (28,128)          --
  Depreciation and
    amortization............    14,694            --         43,607          5,939              --       64,240
  Impairment of net assets
    of operations to be
    sold....................     9,630            --          1,635         10,142              --       21,407
  Changes in assets and
    liabilities, net of
    effect of acquisitions
    and divestitures........   (20,966)            5        (23,676)          (993)         13,065      (32,565)
                              --------      --------       --------       --------        --------     --------
    Net cash provided by
      (used in) operating
      activities............    (2,827)           --         28,497         (3,216)         13,041       35,495
                              --------      --------       --------       --------        --------     --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sale of
    division................    12,400            --             --             --              --       12,400
  Acquisition of division...        --            --        (60,251)            --              --      (60,251)
  Capital expenditures......    (2,686)           --        (31,986)        (9,813)             --      (44,485)
  Other.....................     2,312            --            617         (1,589)         (1,950)        (610)
                              --------      --------       --------       --------        --------     --------
    Net cash provided by
      (used in) investing
      activities............    12,026            --        (91,620)       (11,402)         (1,950)     (92,946)
                              --------      --------       --------       --------        --------     --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Reduction of long-term
    debt....................  (140,776)           --             --             --              --     (140,776)
 Borrowings(repayments)under
    revolving credit
    agreements..............   116,175            --         63,750          7,689              --      187,614
  Other.....................       (54)           --         (1,851)            --              --       (1,905)
                              --------      --------       --------       --------        --------     --------
    Net cash provided by
      (used in) financing
      activities............   (24,655)           --         61,899          7,689              --       44,933
                              --------      --------       --------       --------        --------     --------
    Net cash provided by
      discontinued
      operations............     8,908            --             --             --              --        8,908
                              --------      --------       --------       --------        --------     --------
  Increase (decrease) in
    cash and cash
    equivalents.............    (6,548)           --         (1,224)        (6,929)         11,091       (3,610)
  Intercompany accounts.....     3,148            --          1,382          6,892         (11,422)          --
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD.......     7,464             1            712          5,125             379       13,681
                              --------      --------       --------       --------        --------     --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD.............  $  4,064      $      1       $    870       $  5,088        $     48     $ 10,071
                              ========      ========       ========       ========        ========     ========

                          EAGLE-PICHER HOLDINGS, INC.

H. 11 3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE PREFERRED STOCK

     The Company has 14,191 shares of 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock outstanding. The Preferred Stock had an initial liquidation preference at February 24, 1998 of $5,637.70 per share which accretes during the first five years after issuance at 11 3/4% per annum, compounded semiannually, ultimately reaching $10,000 per share on March 1, 2003. No dividends will accrue prior to March 1, 2003, but will be cumulative at 11 3/4% per annum thereafter. The Preferred Stock is mandatorily redeemable by the Company on March 1, 2008 or earlier under certain circumstances, but may be redeemed at the option of the Company, in whole or in part, at any time after February 28, 2003 at set redemption prices. At that time, the Company may also exchange all of the Preferred Stock for 11 3/4% Exchange Debentures with similar terms. The Company is required to offer to purchase the Preferred Stock should there be a change in control of the Company. Holders of Preferred Stock have no voting rights except in certain circumstances. The terms of the Preferred Stock contain covenants similar to the covenants in the Subordinated Notes. The Company is in compliance with these covenants as of November 30, 2001. The Preferred Stock had an estimated fair value of $21,300 at November 30, 2001. The estimated fair value was based on the market price as this is a publicly traded issue.

I. COMMON STOCK

     On August 31, 2001, the Company adopted an amendment to its Amended and Restated Certificate of Incorporation to change its capital structure. Effective with this amendment, the total number of shares of common stock which the Company is authorized to issue is 1,000,000 shares, par value $0.01 per share (the "Common Stock"). The holders of shares of Common Stock are entitled to one vote per share on all matters which may be submitted to the holders of Common Stock of the Company. At the effective time of this amendment, each share of Class A Common Stock of the Company and each share of the Class B Common Stock of the Company outstanding immediately prior to the effective time changed into and was reclassified as one share of Common Stock of the Company.

J. INCOME TAXES

     The sources of income (loss) from continuing operations before income taxes (benefit) are as follows:

                                                          2001      2000       1999
                                                        --------   -------   --------
United States.........................................  $(39,337)  $11,067   $(12,509)
Foreign...............................................     7,423     7,328     (1,491)
                                                        --------   -------   --------
                                                        $(31,914)  $18,395   $(14,000)
                                                        ========   =======   ========

                          EAGLE-PICHER HOLDINGS, INC.

     The following is a summary of the components of income taxes (benefit) from continuing operations:

                                                             2001      2000     1999
                                                           --------   ------   ------
Current:
  Federal................................................  $ (5,066)  $1,445   $4,300
  Foreign................................................     2,700      900    2,200
  State and local........................................      (700)      60      100
                                                           --------   ------   ------
                                                             (3,066)   2,405    6,600
                                                           --------   ------   ------
Deferred:
  Federal................................................    (6,950)   6,916   (6,696)
  Other..................................................        --     (260)    (450)
                                                           --------   ------   ------
                                                             (6,950)   6,656   (7,146)
                                                           --------   ------   ------
                                                           $(10,016)  $9,061   $ (546)
                                                           ========   ======   ======

     The differences between the total income tax expense from operations and the income tax expense computed using the Federal income tax rate were as follows:

                                                           2001      2000      1999
                                                         --------   -------   -------
Income tax expense (benefit) at Federal statutory
  rate.................................................  $(11,170)  $ 6,438   $(4,900)
Foreign taxes rate differential........................        --    (2,500)    1,300
State and local taxes, net of Federal benefit..........      (100)       --       100
Non-deductible amortization and other items relating to
  excess of acquired net assets over cost..............       700     5,400     2,300
Other..................................................       554      (277)      654
                                                         --------   -------   -------
Total income tax expense (benefit).....................  $(10,016)  $ 9,061   $  (546)
                                                         ========   =======   =======

                          EAGLE-PICHER HOLDINGS, INC.

     Components of deferred tax balances as of November 30 are as follows:

                                                                2001      2000
                                                               -------   -------
Current deferred tax assets attributable to:
  Accrued liabilities.......................................   $15,442   $11,371
  Reserve for discontinued operations and restructuring.....    14,210        --
  Other.....................................................     1,135     1,489
                                                               -------   -------
  Current deferred tax asset................................    30,787    12,860
  Valuation allowance.......................................    (6,500)       --
                                                               -------   -------
  Current deferred tax asset, net of valuation allowance....    24,287    12,860
                                                               -------   -------
Noncurrent deferred tax assets (liabilities) attributable
  to:
  Property, plant and equipment.............................   (10,857)  (10,808)
  Prepaid pension...........................................   (19,137)  (17,987)
  Net operating loss carryforwards..........................     6,564     1,568
  Alternative minimum tax credit carryforwards..............     5,963    10,319
  Amortization of intangibles...............................     5,879     2,334
  Other.....................................................     5,311     4,296
                                                               -------   -------
     Noncurrent deferred tax liability, net.................    (6,277)  (10,278)
                                                               -------   -------
     Net deferred tax asset.................................   $18,010   $ 2,582
                                                               =======   =======

     As of November 30, 2001 the Company has net operating loss carryforwards of $12,117 in the United States and $7,476 in the United Kingdom available to offset future taxable income. The United States net operating loss carryforwards will expire in 2021, however, the United Kingdom net operating loss carryforwards have no expiration date. The Company has alternative minimum tax credit carryforwards of $5,963 available to offset future tax liability, which do not have an expiration date.

     A tax election to treat the purchase of stock as a purchase of assets ("Election") was made in connection with the acquisition of EPI on February 24, 1998 establishing tax goodwill for the amount by which the purchase price for tax purposes exceeded the fair market value of the assets at the date of the acquisition. The tax goodwill, the net amount of which was $145,590 at November 30, 2001, is being amortized and deducted over fifteen years, the same period over which the Excess of Acquired Net Assets over Cost is being amortized in the Consolidated Financial Statements. Certain liabilities assumed by the Company in the acquisition, which are contingent for tax purposes, will result in additional tax goodwill as they are paid. This additional goodwill will also be amortized and deducted over the same period as the Excess of Acquired Net Assets over Cost. The potential additional tax goodwill, resulting from these liabilities, totaled $12,370 at November 30, 2001.

     SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At November 30, 2001, a valuation allowance of $6,500 was recorded against deferred tax assets relating to reversing deductible temporary differences arising from the loss on disposal of a business segment due to uncertainty as to the amount of taxable income that the Company would generate in future years.

     The Company received refunds (net of taxes paid) of $4,500 in 2001, and paid income taxes (net of refunds received) of $6,300 in 2000, $10,000 in 1999.

                          EAGLE-PICHER HOLDINGS, INC.

K. BASIC AND DILUTED INCOME (LOSS) PER SHARE

     The calculation of net income (loss) per share is based upon the average
number of common        shares outstanding which was 981,583; 997,125 and
1,000,000 for the years ended November 30, 2001, 2000 and 1999, respectively. No potential common stock was outstanding during the three year period ended November 30, 2001.

L. MANAGEMENT COMPENSATION -- SPECIAL

     Management compensation expense consisted of payments to former officers upon their separation from the Company. These payments aggregated $3,125 in 2001, $1,560 in 2000 and $556 in 1999.

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

     Net periodic pension and postretirement benefit cost included the following components:

                                           PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                    ------------------------------     ------------------------
                                      2001       2000       1999        2001     2000     1999
                                    --------   --------   --------     ------   ------   ------
Service cost -- benefits earned
  during the period...............  $  4,790   $  5,006   $  5,659     $  546   $  519   $  546
Interest cost on projected benefit
  obligations.....................    15,314     15,662     14,754      1,271    1,191    1,149
Expected return on plan assets....   (24,152)   (23,831)   (22,834)        --       --       --
Net amortization and deferral.....       210        107         68         --       --       --
                                    --------   --------   --------     ------   ------   ------
Net periodic cost (income)........    (3,838)    (3,056)    (2,353)    $1,817   $1,710   $1,695
                                                                       ======   ======   ======
Supplemental executive retirement
  plan............................       552       (260)     1,298
Other retirement plans............     1,131      1,228      1,125
                                    --------   --------   --------
       Total cost of (income from)
          providing retirement
          benefits................  $ (2,155)  $ (2,088)  $     70
                                    ========   ========   ========

     In addition, in 2000, the Company recognized curtailment gains of $3,168 and $569 due to the reduction in active participants in the Company's pension plans and eligible employees in the Company's postretirement

                          EAGLE-PICHER HOLDINGS, INC.

plans, respectively, that resulted primarily from the divestiture of divisions. See also Note C for potential effects of restructuring on the pension plan.

     The pension plans' assets consist primarily of listed equity securities and publicly traded notes and bonds.

     The following tables set forth the plans' changes in benefit obligation, plan assets and funded status on the measurement dates, November 30, 2001 and 2000, and amounts recognized in the Company's Consolidated Balance Sheets as of those dates.

                                                      PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                     -------------------   -----------------------
                                                       2001       2000        2001         2000
                                                     --------   --------   ----------   ----------
Change in Benefit Obligations:
Benefit Obligation, beginning of year..............  $222,353   $213,740    $ 17,549     $ 16,444
Service cost.......................................     4,790      5,006         546          519
Interest cost......................................    15,314     15,662       1,270        1,191
Amendments.........................................       644      1,096          --           --
Actuarial (gain)/loss..............................   (10,166)     3,418      (1,424)       1,549
Divestitures and other.............................       109     (3,444)         --         (569)
Plan participant's contributions...................        --         --         700          547
Benefits paid......................................   (13,228)   (13,125)     (2,132)      (2,132)
                                                     --------   --------    --------     --------
Benefit obligation, end of year....................   219,816    222,353      16,509       17,549
                                                     --------   --------    --------     --------

Change in Plan Assets:
Fair value of plan assets, beginning of year.......   267,410    270,592          --           --
Actual return on plan assets.......................     9,922      9,943          --           --
Employer contributions.............................        --         --       1,432        1,585
Plan participants' contributions...................        --         --         700          547
Benefits paid......................................   (13,228)   (13,125)     (2,132)      (2,132)
                                                     --------   --------    --------     --------
Fair value of plan assets, end of year.............   264,104    267,410          --           --
                                                     --------   --------    --------     --------
Funded status......................................    44,288     45,057     (16,509)     (17,549)
Unrecognized actuarial (gain)/loss.................     8,052      4,485      (1,364)          60
Unrecognized prior service cost....................     2,336      1,849          --           --
                                                     --------   --------    --------     --------
Net prepaid benefit cost (accrued benefit liability
  recognized)......................................  $ 54,676   $ 51,391    $(17,873)    $(17,489)
                                                     ========   ========    ========     ========

     Weighted average assumptions as of November 30:

                                                       PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                                     --------------------      ------------------------
                                                      2001         2000          2001           2000
                                                     -------      -------      ---------      ---------
Discount rate......................................   7.25%        7.25%         7.25%          7.25%
Expected rate of return on plan assets.............   9.25%        9.00%          N/A            N/A
Rate of compensation increase......................   3.00%        4.20%          N/A            N/A

     Postretirement benefit costs were estimated assuming retiree health care costs would initially increase at a 7% annual rate which decreases to an ultimate rate of 5.75% for 2004 and remain at that level thereafter. If this annual trend rate would increase by 1%, the accumulated postretirement obligation as of November 30, 2001 would increase by $1,443 with a corresponding increase of $209 in the postretirement benefit expense in

                          EAGLE-PICHER HOLDINGS, INC.

2001. A 1% decrease in this annual trend rate would decrease the accumulated postretirement benefit obligation by $1,202 and the postretirement benefit expense by $170 in 2001.

     Changing the rate of compensation increase from 4.20% in 2000 to 3.00% in 2001 decreased the projected benefit obligation by approximately $4,500.

     The effect of the change in the ultimate health care trend rate from 5.75% to 5% and extending the assumption time to 2007 was to increase the projected benefit obligation for the other postretirement plans by $469 in 2001.

     The Company also offers 401(k) savings plans to its employees in the United States. In most cases, the participants may contribute up to 15% of their compensation of which 50% of their contribution up to 6% of their compensation is matched by the Company. The cost of these plans to the Company was $2,082 in 2001, $2,047 in 2000 and $ 2,250 in 1999.

     In May 1998, the Company adopted a Stock Appreciation Rights Plan ("SAR Plan") to reward those executives and managers whose individual performance and effort will have a direct impact on achieving the Company's profit and growth objectives. Shares of stock are not actually awarded, however participants are awarded units on which appreciation is calculated based on the Company's equity position. The units vest over five years and are payable any time during the sixth through tenth year following the date of award. The Company recognized income of $1,000 related to this plan in the fourth quarter of 2001 because the calculated value of the units at November 30, 2001 was below the base price. Expense related to the SAR Plan in 2000 was $635 and in 1999 was not material.

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

  Environmental Matters

     The Company has policies and procedures in place to ensure that its operations are conducted in keeping with good corporate citizenship and with a commitment to the protection of the environment. In addition, the Company is subject to extensive and evolving federal, state and local environmental laws and regulations. Compliance with such laws and regulations can be costly. Governmental authorities may enforce these laws and regulations with a variety of enforcement measures, including monetary penalties and remediation requirements.

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

                          EAGLE-PICHER HOLDINGS, INC.

under chapter 11 of the bankruptcy code. Thus, EPI's liability at any Additional Sites will be paid at approximately 37% of any amount due. All of the Superfund Sites where the Company is involved as a Potentially Responsible Party are Additional Sites under the EPA Settlement Agreement.

     The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on the Company's experience with environmental remediation matters, the Company has accrued an aggregate amount of $14,982 included in Other Accrued Liabilities. There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Accordingly, future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

     In 2000, EPI received $16,000 from insurance companies in settlement of certain claims relating primarily to environmental remediation.

  Other Litigation Claims

     On January 25, 1996, Richard Darrell Peoples, a former employee of EPI, filed a Qui Tam suit under seal in the United States District Court for the Western District of Missouri (the "Missouri Court"). A Qui Tam suit is a lawsuit brought by a private individual pursuant to federal statue, allegedly on beheld of the U.S. Government. The U.S. Government has declined the opportunity to intervene or take control of this Qui Tam suit. EPI became aware of the suit on October 20, 1997, when it was served on EPI, after it had been unsealed. The suit involves allegations of irregularities in testing procedures in connection with certain U.S. Government contracts. The allegations are similar to allegations made by the former employee, and investigated by outside counsel for EPI, prior to the filing of the Qui Tam suit. Outside counsel's investigation found no evidence to support any of the employee's allegations except for some inconsequential expense account matters. EPI, which believes that the U.S. Government did not incur any expense as a result of those matters, reported to the U.S. Government the employee's allegations and the results of outside counsel's investigations. The employee also initiated a different action against EPI in 1996 for wrongful termination, in which he alleged many of the same acts complained of in the Qui Tam suit. That action was dismissed with prejudice by the Missouri Court in October 1996. On June 16, 1998, the Missouri Court granted EPI's Motion to Dismiss the Qui Tam suit. The Court, however, allowed Mr. Peoples to amend his complaint. Mr. Peoples filed an amended complaint, and EPI's Motion to Dismiss the Amended Complains was denied on January 20, 1999. Since that time the case has been in a discovery phase. EPI filed a motion for sanctions, including dismissal of the lawsuit, which was denied by the court. EPI believes that the court erroneously believed that EPI's motion for sanctions related to an earlier discovery dispute that had been resolved. EPI has filed a motion for reconsideration of the denial of its motion for sanctions. If the lawsuit is not dismissed, EPI intends to contest this suit vigorously. EPI does not believe that resolution of this lawsuit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

     On May 8, 1997, Caradon Doors and Windows, Inc. ("Caradon"), filed suit against the Company's wholly owned subsidiary, Eagle-Picher Industries, Inc. ("EPI") in the United States District Court for the Northern District of Georgia (the "Georgia Court") alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in an amount not less than $10 million (the "Caradon suit"). The Caradon suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement in an amount believed to be in excess of $10 million. In June 1997, EPI filed a Motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, ("Bankruptcy Court") seeking an order enforcing EPI's plan of reorganization as confirmed by the Bankruptcy Court in November 1996 (the "Plan") against Caradon, and enjoining the Caradon suit from going forward. The Bankruptcy Court in a decision entered on December 24, 1997, held that the Caradon suit

                          EAGLE-PICHER HOLDINGS, INC.

did violate the Plan and enjoined Caradon from pursuing the Caradon suit. Caradon appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of Ohio (the "District Court"), and in a decision entered on February 3, 1999, the District Court reversed and remanded the matter back to the Bankruptcy Court. The Bankruptcy Court held a hearing on this matter on September 24 and 25, 2001 and no decision has been rendered as of February 14, 2002. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this suit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

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

     In connection with the purchase of the DZ Business, EPT agreed to sell 200 kg of isotopically purified silicon-28 to Isonics. Due to various factors, EPT has not yet delivered any silicon-28 to Isonics. Isonics has asserted a counterclaim against EPT in the DZ Business arbitration described above for failure to deliver silicon-28, seeking damages in excess of $10 million. EPT believes that any obligation to deliver silicon-28 has been excused by, among other things, a force majeure clause in the purchase and sale agreement for the DZ Business. Contemporaneously with the purchase and sale of the DZ Business, EPT and Isonics entered into a supply agreement (the "Supply Agreement") pursuant to which EPT agreed that, commencing upon delivery of 200 kg of silicon-28, EPT would devote the capacity of a pilot plant used to produce such material to producing silicon-28 and sell all silicon-28 produced in such pilot plant and meeting certain specifications, as well as any silicon-29 or silicon-30 actually produced as a byproduct, to Isonics for a ten year term. Isonics amended its counterclaim in the DZ Business arbitration to assert a claim that the Supply Agreement requires EPT to produce a certain amount of silicon-28, silicon-29 and silicon-30 and alleging damages of not less than $75 million for anticipatory breach of such alleged obligation. EPT believes that the terms of the Supply Agreement and applicable law clearly establish that the Supply Agreement does not impose any obligation to produce any quantity of silicon-28, silicon-29 or silicon-30 and that Isonics' claims are without merit. Isonics also amended its counterclaim to allege that EPT's parent company, Eagle-Picher Industries, Inc. ("EPI") is liable for any damages of EPT under an "alter ego" theory, a claim which EPI and EPT believe is also without merit. EPT and EPI intend to assert other defenses as well and to defend this counterclaim vigorously. EPT continues to explore alternative processes that may enable it to produce silicon-28, but there is no assurance that such efforts will be successful.

     On September 25, 2001, Andries Ruijssenaars, former President and Chief Executive Officer of the Company, filed a lawsuit against the Company, certain of its directors and ABN AMRO Bank in the U.S. District Court for the Southern District of Ohio, Western Division, relating to the purchase of Mr. Ruijssenaar's common stock in the Company and his benefits under EPI's Supplemental Executive Retirement Plan (SERP). Mr. Ruijssenaars claims that the per share price for 2001 under the Company's Incentive Stock Plan, which is generally applicable to all Plan participants and results in approximately $2.8 million for Mr. Ruijssenaars' 30,000 shares of common stock, was not correctly determined and claims approximately $4.7 million for his shares. Mr. Ruijssenaars' lawsuit also challenges a rule adopted by the committee for the Plan deferring the obligation of the Company to repurchase stock in the event contracts to

                          EAGLE-PICHER HOLDINGS, INC.

which the Company is a party, including its debt agreements, restrict such repurchase. See "Incentive Stock Plan" under Item 11 below.

     Mr. Ruijssenaars' lawsuit also challenges EPI's determination of benefits under the SERP and claims that EPI is obligated to purchase an annuity for his additional SERP benefit accrued after 2000 based on theories of promissory estoppel, equitable estoppel, breach of contract and ERISA. Mr. Ruijssenaars has also asserted claims of fraud, conspiracy, breach of fiduciary duty and conversion. Mr. Ruijssenaars seeks approximately $2.3 million with respect to the SERP, as well as punitive damages.

     The Company intends to contest this suit vigorously. The Company does not believe that resolution of this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

     On October 30, 2001, GMAC Business Credit, LLC (GMAC) and Eagle Trim, Inc. filed a lawsuit in the United States District Court for the Eastern District of Michigan, Southern Division, against EPI arising out of the sale of EPI's former automotive interior trim division to Eagle Trim. In connection with that sale, EPI guaranteed to GMAC, which funded the acquisition, that approximately $3.9 million of receivables relating to tooling purchased by EPI on behalf of customers would be paid by November 2001. Eagle Trim ceased operations during 2001, at which time Eagle Trim and GMAC allege that approximately $2.7 million of the tooling receivables had not been collected and did not exist at the time of the sale. GMAC claims $2.7 million plus interest on the guaranty, and GMAC and Eagle Trim have asserted claims for fraud and misrepresentation and are seeking $24.5 million in damages. EPI is currently investigating these allegations, but denies any fraud or misrepresentation. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this lawsuit will have a material adverse effect on EPI's financial condition, results of operations or cash flows. EPI is also involved in various other proceedings incidental to the ordinary conduct of its business. EPI believes that none of these other proceedings will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

  Permanent Injunction and Final Bankruptcy Distribution

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

     The Plan also resulted in the discharge of pre-petition liabilities through the distribution of cash and securities to the PI Trust and the other creditors. A final distribution of approximately $10,900 was made to the PI Trust and all other eligible unsecured claimants in June 2001.

O. RELATED PARTY TRANSACTIONS

     The Company has an advisory and consulting agreement with Granaria Holdings B.V. ("Granaria Holdings") pursuant to which the Company has paid Granaria Holdings an annual management fee of $1.75 million, plus out-of-pocket expenses. Fees and expenses relating to these services amounted to approximately $2.1 million in 2001, 2000 and 1999. At November 30, 2001 and 2000, $.6 million and $.5 million, respectively, relating to these fees and expenses were due Granaria Holdings. Granaria Holdings waived this fee for the first quarter of fiscal year 2001.

P. INDUSTRY SEGMENT INFORMATION

     The Company is a diversified manufacturer serving global markets and many industries. The Company's reportable segments are strategic business units that operate in different industries and are managed separately.

                          EAGLE-PICHER HOLDINGS, INC.

  Automotive

     The operations in the Automotive Segment provide mechanical and structural parts and raw materials for passenger cars, trucks, vans and sport utility vehicles for the original equipment manufacturers and replacement markets. Resources are concentrated in serving the North American, European and Pacific Rim markets.

     Consolidated sales to the Honda Motor Company were $90,966 in 2001 and $98,200 in 2000. Consolidated sales to Ford Motor Company amounted to $137,800 in 1999. Consolidated sales to Ford Motor Company declined to $71,200 in 2000 due to in part its spin-off of Visteon Corporation and the Company's divestitures. Sales to Visteon were $47,000 in 2000. No other customer accounted for 10% or more of consolidated sales.

  Technologies

     The operations in the Technologies Segment produce special purpose batteries and components, high-purity specialty material compounds and rare metals, industrial chemicals, bulk pharmaceuticals and super-clean containers, which meet strict EPA protocols, for environmental sampling. It serves the commercial aerospace, nuclear, telecommunication electronics and other industrial markets globally. Some of these products are also used in defense applications. A $8,711 restructuring charge was recorded in the fourth quarter of 2001. See Note C.

  Machinery

     The operations in the Machinery Segment produce construction equipment for the construction industry in the United States and material handling equipment. This segment was sold effective December 14, 2001. See Note B, Acquisitions, Divestitures and Discontinued Operations.

  Minerals

     The Minerals Segment mines and refines diatomaceous earth products, which are used in high purity filtration applications, primarily by the food and beverage industry globally. These products are also used as industrial absorbents.

     Sales between segments were not material.

     United States net sales include export sales to non-affiliated customers of $50,100 in 2001, $75,300 in 2000 and $86,800 in 1999.

                          EAGLE-PICHER HOLDINGS, INC.

     The Company's continuing foreign operations are located primarily in Europe and in Mexico. Intercompany transactions with foreign operations are made at established transfer prices. Information regarding the Company's domestic and foreign sales, operating income and identifiable assets follows:

                                                 UNITED               TRANSFER SALES/
                                                 STATES    FOREIGN     ELIMINATIONS     CONSOLIDATED
                                                --------   --------   ---------------   ------------
YEAR ENDED NOVEMBER 30, 2001
Sales.........................................  $633,189   $ 88,994      $(29,683)        $692,450
                                                ========   ========      ========         ========
Income (loss) from continuing operations
  before taxes................................   (31,925)     5,202        (5,191)         (31,914)
                                                ========   ========      ========         ========
Identifiable assets...........................  $690,161   $104,960      $(69,210)         725,911
                                                ========   ========      ========         ========

YEAR ENDED NOVEMBER 30, 2000
Sales.........................................  $681,203   $102,411      $(28,648)        $754,966
                                                ========   ========      ========         ========
Income (loss) from continuing operations
  before taxes................................  $ 10,588   $  7,653      $    154         $ 18,395
                                                ========   ========      ========         ========
Identifiable assets...........................  $744,000   $ 90,733      $(67,036)        $767,699
                                                ========   ========      ========         ========

YEAR ENDED NOVEMBER 30, 1999
Sales.........................................  $735,357   $114,690      $(27,099)        $822,948
                                                ========   ========      ========         ========
Income (loss) from continuing operations
  before taxes................................  $(16,732)  $(15,573)     $ 18,305         $(14,000)
                                                --------   --------      --------         --------
Identifiable assets...........................  $780,592   $ 83,307      $(29,952)        $833,947
                                                ========   ========      ========         ========

SEGMENT INFORMATION
(In millions of dollars)

                            2001     2000     1999                                  2001     2000     1999
                           ------   ------   ------                                ------   ------   ------
                                                        PRE-TAX INCOME (LOSS)
                                                        FROM CONTINUING
SALES                                                       OPERATIONS
  Automotive.............  $427.3   $456.4   $433.8     Automotive...............  $(10.6)  $  7.4   $ 10.9
  Technologies...........   200.3    191.4    198.5     Technologies.............   (13.5)     (.4)    11.7
  Minerals...............    65.7     65.1     61.7     Minerals.................     1.4       .3     (4.1)
  Divested Divisions.....      --     42.8    130.0     Divested Divisions.......    (2.1)    (1.1)   (27.1)
  Corporate/                                            Corporate/
    Intersegment.........     (.8)     (.7)    (1.1)    Intersegment.............    (7.1)    12.2     (5.4)
                           ------   ------   ------                                ------   ------   ------
                           $692.5   $755.0   $822.9                                $(31.9)  $ 18.4   $(14.0)
                           ======   ======   ======                                ======   ======   ======

                          EAGLE-PICHER HOLDINGS, INC.

                            2001     2000     1999                                  2001     2000     1999
                           ------   ------   ------                                ------   ------   ------
DEPRECIATION AND
AMORTIZATION                                            CAPITAL EXPENDITURES
  Automotive.............  $ 38.8   $ 34.7   $ 32.7     Automotive...............  $ 28.0   $ 34.2   $ 26.7
  Technologies...........    14.6     14.4     13.4     Technologies.............     5.5      3.3      6.3
  Minerals...............     5.5      5.7      6.4     Minerals.................     2.6      2.1      2.8
  Divested Divisions.....      --      2.4      8.0     Divested Divisions.......      --      1.4      8.4
  Corporate/                                            Corporate/
    Intersegment.........      .2       .2       .2     Intersegment.............      .4       .4       .3
                           ------   ------   ------                                ------   ------   ------
                           $ 59.1   $ 57.4   $ 60.7                                $ 36.5   $ 41.4   $ 44.5
                           ======   ======   ======                                ======   ======   ======
INTEREST EXPENSE                                        IDENTIFIABLE ASSETS
  Automotive.............  $ 19.8   $ 18.8   $ 17.1     Automotive...............  $334.4   $350.6   $350.1
  Technologies...........    14.1     13.9     11.6     Technologies.............   206.0    222.7    210.3
  Minerals...............     2.7      3.3      3.3     Minerals.................    52.0     54.8     58.4
  Divested Divisions.....      --      2.1      5.0     Divested Divisions.......      --       --     64.2
  Corporate/                                            Corporate/Intersegment/
    Intersegment.........     3.5      5.9      8.5     Discontinued Operations..   133.5    139.6    150.9
                           ------   ------   ------                                ------   ------   ------
                           $ 40.1   $ 44.0   $ 45.5                                $725.9   $767.7   $833.9
                           ======   ======   ======                                ======   ======   ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                NAME                   AGE                       POSITION
                ----                   ---                       --------
Joel P. Wyler........................  52     Director, Chairman of the Board
Daniel C. Wyler......................  50     Director
Dr. Wendelin Wiedeking...............  49     Director
Dr. Paul G. Kaminski.................  59     Director
Albert Iedema........................  41     Director, Senior Vice President and Chief
                                              Financial Officer
John H. Weber........................  45     Director, President and Chief Executive
                                              Officer
David G. Krall.......................  40     Senior Vice President, General Counsel and
                                              Secretary
Jeffrey D. Sisson....................  45     Senior Vice President of Human Resources
Thomas R. Pilholski..................  46     Senior Vice President and Chief Financial
                                              Officer (effective February 18, 2002)
John F. Sullivan.....................  59     Vice President and Controller
David N. Evans.......................  48     Vice President and Director of Taxes
Tom B. Scherpenberg..................  42     Treasurer

     Mr. Joel P. Wyler has been a Director of the Company and Chairman of its Board since the Company was formed in December 1997. He also has been a Director and Chairman of the Board of EPI since the Acquisition. Mr. Wyler has been the Chairman of the Board of Directors of Granaria Holdings B.V. since 1982.

     Mr. Daniel C. Wyler was appointed as a Director in January 1999. He has been the Chief Executive Officer of Granaria Holdings B.V. since 1989.

     Dr. Wiedeking was appointed as a Director in January 1999. He has been the Chairman of the Board of Porsche AG since 1993 where he is also President and Chief Executive Officer.

     Dr. Kaminski was appointed as a Director in January 2001. He had previously served as a Director of EPI's wholly-owned subsidiary, Eagle-Picher Technologies, LLC from 1998 until December 2000. Dr. Kaminski has been Chairman and Chief Executive Officer of Technovation, Inc. since 1997.

     Mr. Iedema was appointed a Director in September 2001. He also has served as Senior Vice President and Chief Financial Officer of the Company in an interim capacity since October 2001, and will continue until Mr. Pilholski becomes the Chief Financial Officer effective February 18, 2002. Mr. Iedema has been Executive Vice President and Chief Financial Officer of Granaria Holdings B.V. since September 2000. Mr. Iedema had previously been employed as the Chief Financial Officer of SSM Coal B.V. in The Netherlands from 1996 until August 2000. Mr. Iedema is also a certified public accountant in The Netherlands.

     Mr. Weber has been President and Chief Executive Officer and a Director since July 2001. Prior to coming to the Company, he had been with the Industrial Controls and Friction Materials Group of Honeywell International serving as President of that Group from July 2000 until July 2001, and serving as President of the Friction Materials Group from March 1999 until July 2000. Mr. Weber's previous business experience included serving as President of KN Energy Inc. from 1997 to 1998, and as President of Vickers Inc. from 1994 to 1997.

     Mr. Krall has been Senior Vice President, General Counsel and Secretary since November 2000. He had been Vice President, General Counsel and Secretary since he joined the Company in June 1998. Prior to coming to the Company, he had been with Taft, Stettinius & Hollister LLP, a legal firm based in Cincinnati, Ohio since 1986 and had been a partner there since 1995.

     Mr. Sisson has been Senior Vice President of Human Resources since October 2001. Prior to coming to the Company, he had been Senior Director, Human Resources for Snap-On Incorporated from March 2000 until September 2001. Mr. Sisson's prior business experience included serving as Director of Human Resources and Director of Global Compensation for Whirlpool Corporation during the period from February 1998 until February 2000. Mr. Sisson was previously employed by UtilCorp United of Kansas City as Director of Compensation, and as Senior Employee Relations Consultant during the period from May 1995 until January 1998.

     Mr. Pilholski has been chosen to become Senior Vice President and Chief Financial Officer effective February 18, 2002. Prior to coming to the Company, he was employed by Honeywell Corporation (formerly Allied Signal Inc.) as a General Auditor from June 1998 until August 2001, and as Vice President-Chief Financial Officer for Honeywell Consumer Products Group from August 2001 until January 2002. Mr. Pilholski had previously been employed as Senior Vice President and Chief Financial Officer of Inamed Corporation from November 1997 until March 1998, and as Vice President and Chief Financial Officer of the Zimmer Orthopedic Implant Division of Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Co. Mr. Pilholski is also a certified public accountant.

     Mr. Sullivan has been Vice President and Controller since October 2001. He had been Vice President-Chief Financial Officer for Honeywell Incorporated's Friction Materials division from 1999 until May 2001. Mr. Sullivan had previously been employed as Vice President-Operations Controller for KN Energy, Inc. from 1998 until 1999, and Vice President-Global Business Development and Control and Industrial Group Controller for Vickers, Incorporated during the period from 1994 until 1998.

     Mr. Evans has been Vice President and Director of Taxes since December 1998. He has been Director of Taxes since 1992. Mr. Evans joined EPI's Tax Department in 1984 as Manager, State and Local Taxes. Mr. Evans is also an attorney.

     Mr. Scherpenberg has been Treasurer since November 2000. Prior to coming to the Company, he had been with Provident Financial Group as Vice President of Credit Administration from February 2000 until November 2000, and as Vice President of Commercial Lending from September 1993 until May 1999. Mr. Scherpenberg also had been Chief Financial Officer of AEI Resources, a large coal producer, from May 1999 until November 1999.

     Mr. Joel P. Wyler and Mr. Daniel C. Wyler are brothers.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following Summary Compensation Table sets forth the compensation for the fiscal years indicated of (i) those persons who served as the Chief Executive Officer of the Company during fiscal 2001, (ii) the Company's three other executive officers at the end of fiscal 2001, and (iii) one additional individual who was among the Company's three most highly compensated executive officers but who was not serving as an executive officer of the Company at the end of fiscal 2001 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                 FISCAL    --------------------------------------------
                                  YEAR                                  OTHER ANNUAL          ALL OTHER
 NAME AND PRINCIPAL POSITION     ENDED     SALARY($)   BONUS($)(1)   COMPENSATION($)(2)   COMPENSATION($)(3)
 ---------------------------    --------   ---------   -----------   ------------------   ------------------
John H. Weber(4)..............  11/30/01    225,000           --               --                 4,182
  President and Chief
  Executive Officer
Andries Ruijssenaars(5).......  11/30/01    198,610           --               --             1,883,974
  Former President and          11/30/00    575,000           --          179,528               465,125
  Chief Executive Officer       11/30/99    575,000           --          448,812               697,814
Philip F. Schultz(6)..........  11/30/01    290,000      125,000               --               306,644
  Former Interim President      11/30/00    265,000           --               --                   903
  And Chief Executive Officer   11/30/99     34,144      259,963          192,664                    --
David G. Krall................  11/30/01    221,666      115,000               --                 5,490
  Senior Vice President,        11/30/00    200,000           --               --                 5,466
  General Counsel and
    Secretary                   11/30/99    185,000       75,000               --                 3,057
David N. Evans................  11/30/01    155,000       60,000               --                 4,824
  Vice President and            11/30/00    145,000           --            4,376                69,765
  Director of Taxes             11/30/99    135,000       35,000            5,002                22,119
Tom B. Scherpenberg(7)........  11/30/01    125,000       40,000               --                   240
  Treasurer                     11/30/00      8,093       20,000               --                    20
Michael E. Aslanian(8)........  11/30/01    215,346      150,000               --               335,500
  Former Senior Vice            11/30/00    290,000           --           50,543               152,350
  President -- Operations       11/30/99    280,000      130,000           34,108                87,005

---------------

(1) Includes for Mr. Schultz in fiscal 1999, $220,588 representing the dollar value of a restricted stock award which was immediately vested.

(2) This column includes nothing for perquisites since in no case did perquisites exceed the reporting thresholds (the lesser of 10% of salary plus bonus or $50,000). For each fiscal year, the column is comprised of amounts for the payment of taxes on purchases of annuities under the Company's Supplemental Executive Retirement Plan (the "SERP") for participating Named Executive Officers. For fiscal 1999, the column also includes amounts for the payment of taxes on shares awarded under the Company's Incentive Stock Plan to Mr. Schultz.

(3) For fiscal 2001 this column includes the following amounts:

                                      CONTRIBUTIONS TO    VALUE OF
                                        EAGLE-PICHER      PAID LIFE     SEVERANCE
                                      SALARIED 401(K)     INSURANCE     PAYMENTS/
      NAMED EXECUTIVE OFFICER             PLAN($)        PREMIUMS($)   BENEFITS($)   TOTAL($)
      -----------------------         ----------------   -----------   -----------   ---------
John H. Weber.......................          --             120               --          120
Andries Ruijssenaars................       4,191             344        1,879,439    1,883,974
Philip F. Schultz...................       5,250             240          301,154      306,644
David G. Krall......................       5,250             240               --        5,490
David N. Evans......................       4,650             174               --        4,824
Tom B. Scherpenberg.................          --             240               --          240
Michael E. Aslanian.................       5,140             360          330,000      335,500

     Additionally, in fiscal 2001, the Company paid $4,062 in connection with temporary living expenses for Mr. Weber.

(4) Mr. Weber was named President and Chief Executive Officer of the Company effective July 12, 2001.

(5) Mr. Ruijssenaars resigned as President and Chief Executive Officer of the Company on March 28, 2001.

(6) Mr. Schultz's employment with the Company ended on December 31, 2001. In addition to serving as Senior Vice President and Chief Financial Officer until October 8, 2001, he also served as Interim President and Chief Executive Officer from June 14, 2001 to July 12, 2001.

(7) Mr. Scherpenberg was first employed by the Company on November 8, 2000.

(8) Mr. Aslanian's employment with the Company ended on July 6, 2001.

RETIREMENT BENEFITS

     The following table shows the estimated total combined annual benefits payable to the Named Executive Officers upon retirement at age 62 under Social Security, the Salaried Plan and the SERP, computed on the basis of a straight-life annuity:

                               PENSION PLAN TABLE

                                                                YEARS OF SERVICE
                                                    -----------------------------------------
REMUNERATION                                           10         15         20        25+
------------                                        --------   --------   --------   --------
 $  250,000  .....................................  $ 60,000   $ 90,000   $120,000   $150,000
    300,000  .....................................    72,000    108,000    144,000    180,000
    350,000  .....................................    84,000    126,000    168,000    210,000
    400,000  .....................................    96,000    144,000    192,000    240,000
    450,000  .....................................   108,000    162,000    216,000    270,000
    500,000  .....................................   120,000    180,000    240,000    300,000
    550,000  .....................................   132,000    198,000    264,000    330,000
    600,000  .....................................   144,000    216,000    288,000    360,000
    650,000  .....................................   156,000    234,000    312,000    390,000
    700,000  .....................................   168,000    252,000    336,000    420,000
    750,000  .....................................   180,000    270,000    360,000    450,000
    800,000  .....................................   192,000    288,000    384,000    480,000
    850,000  .....................................   204,000    306,000    408,000    510,000
    900,000  .....................................   216,000    324,000    432,000    540,000
    950,000  .....................................   228,000    342,000    456,000    570,000
  1,000,000  .....................................   240,000    360,000    480,000    600,000
  1,050,000  .....................................   252,000    378,000    504,000    630,000
  1,100,000  .....................................   264,000    396,000    528,000    660,000
  1,150,000  .....................................   276,000    414,000    552,000    690,000

     The Eagle-Picher Salaried Plan (the "Salaried Plan" and, together with the SERP, the "Retirement Plans") is a non-contributory defined benefit pension plan in which the Named Executive Officers are participants. The SERP, in which the Named Executive Officers are also participants, provides retirement benefits in addition to the benefits available under the Salaried Plan. The Retirement Plans provide benefits after retirement based on the highest average monthly compensation during five consecutive years of the last ten years preceding retirement. For purposes of the Retirement Plans, compensation includes base salary, bonuses, commissions and severance payments. These payments are reported in the Summary Compensation Table. "Covered compensation" for Messrs. Ruijssenaars and Aslanian for 2001 was $586,058 and $496,500 respectively.

     The estimated credited years of service for the Named Executive Officers at age 62 will be:

John H. Weber...............................................    16
Andries Ruijssenaars........................................    23(A)
Philip F. Schultz...........................................    --(B)
David G. Krall..............................................    25
David N. Evans..............................................    31
Tom B. Scherpenberg.........................................    20
Michael E. Aslanian.........................................    26(A)

---------------

(A) Represents final credited years of service for purposes of calculating benefits under the Retirement Plans for Mr. Ruijssenaars and Mr. Aslanian.

(B) Mr. Schultz, at the time of his termination, was not vested in the Retirement Plans.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive an annual retainer of $50,000, payable quarterly, with no additional fees for attendance or committee membership, except for Dr. Wendelin Wiedeking who was issued 2,500 shares of Class A Common Stock in the Company in 1999 in lieu of the retainer, and except for Mr. Iedema, who was appointed without a retainer. Directors who are also employees of the Company receive no fees for their services as Directors.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2001 the Compensation Committee of the Board of Directors of the Company was comprised of Joel P. Wyler, Chairman of Granaria Holdings B.V. and Chairman of the Company and EPI, Daniel C. Wyler, CEO of Granaria Holdings B.V., Dr. Wendelin Wiedeking, Chairman, President and CEO of Porsche AG and John Weber, President and Chief Executive Officer of the Company and EPI.

EMPLOYMENT AGREEMENTS; SEVERANCE

     Effective November 18, 1996, EPI adopted the Eagle-Picher Industries, Inc. Officer Severance Plan (the "Severance Plan"). Messrs. Krall, Evans and Scherpenberg are participants in the Severance Plan.

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

     Mr. Weber has an Employment Agreement with EPI, which became effective on July 15, 2001, pursuant to which he has served as President and Chief Executive Officer of EPI since July 12, 2001. Under the agreement, Mr. Weber receives a base salary of $600,000 per year (which commenced July 15, 2001) and is entitled to an annual incentive bonus based on the achievement of agreed-upon objectives for the year. For the fiscal year ending November 30, 2002, Mr. Weber is guaranteed a bonus of at least 45% of his base salary. The agreement also entitles Mr. Weber to:

     (a) annual grants through September 22, 2004 of long-term cash bonuses which vest over time and will have exercise values dependent upon EPI's earnings before interest, taxes, depreciation and amortization (EBITDA), debt and outstanding preferred stock book value;

     (b) participate in all EPI pension, health, welfare and other benefit plans in effect for executives;

     (c) miscellaneous perquisites, including the use of an automobile (and a tax gross-up for related payments made by EPI), payment of club dues and payment of apartment rental expenses in Cincinnati, Ohio; and

     (d) a cash bonus if certain preferred stock of EPI currently held by an affiliated entity (the "SPV") is refinanced by a transfer to EPI or a third party for cash or other liquid assets, with the amount of the bonus being a percentage of the SPV's profit (as defined) from the transaction but not less than $2.5 million if the refinancing is completed at 100% of the face value of the shares;

Mr. Weber's employment is terminable by EPI for "cause," by him for "good reason" (each as defined in the agreement), and by either party without cause or good reason on 90 days' written notice. If the Company terminates Mr. Weber's employment without cause, or he terminates his employment for good reason, Mr. Weber will be entitled to severance pay equal to 18 months of his then-current base salary, to 150% of his annual bonus for the preceding year and to a pro-rata portion of the prior year's annual bonus for the portion of the year in which employment terminates, as well as to continuation of his benefits and perquisites for the 18-month severance period. In addition, Mr. Weber will be entitled to a preferred stock financing bonus if a refinancing is completed during the severance period and to specified continuing rights to his long-term cash bonuses.

     Mr. Schultz served as an officer of EPI until October 8, 2001 and as an employee through December 31, 2001. In connection with his termination of employment, Mr. Schultz entered into a negotiated Separation Agreement with EPI under which he received severance pay equal to one year's salary ($290,000), one week's pay for each year of service ($11,154), group medical and life insurance coverage for up to one year and other miscellaneous benefits. In addition, in partial consideration for special assistance provided by Mr. Schultz on a financing transaction completed in January 2002, EPI purchased the 1,250 shares of Common Stock for a total of $255,575.

     In connection with his resignation from employment on July 6, 2001, Mr. Aslanian entered into a Resignation Agreement with EPI under which he continues to receive his base salary of $330,000 for one year, as well as group medical and life insurance for up to a year. Mr. Aslanian also received title to his company car, and EPI purchased the 6,250 shares of Common Stock for a price of $587,875.

     Mr. Ruijssenaars resigned as President and Chief Executive Officer on March 28, 2001. Pursuant to an Executive Employment Agreement dated November 7, 2000, the Company paid Mr. Ruijssenaars $1,879,439 representing his base salary through July 3, 2004, when Mr. Ruijssenaars reaches age 62.

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

     The shareholders' agreement also gives participants the right to require EPI to purchase such participants' shares on, or for certain senior officers, within a five-year period following, termination of employment at a formula price. Such purchase would constitute a "Restricted Payment" as such term is defined in the Indenture (the "Indenture") for EPI's 9 3/8% Senior Subordinated Notes (the "Notes") and the terms of the Company's 11 3/4% Series B Cumulative Redeemable Exchangeable Preferred Stock (the "Preferred Stock"). Among the terms of the Indenture and the Preferred Stock, Restricted Payments cannot exceed 50% of the Company's cumulative consolidated net income from March 1, 1998 (plus the proceeds of certain securities issuances). The Company currently has a cumulative consolidated net loss since March 1, 1998. There is an exception from the limitations on Restricted Payments permitting the purchase of up to $5 million of Company common stock held by current or former directors, officers or employees. As of the date hereof, all of this exception has been used. Following his resignation, Mr. Ruijssenaars put his 30,000 shares of common stock to the Company. The Company believes that the formula price for these shares is approximately $2.8 million. In 2001, the committee for the Incentive Stock Plan adopted a rule postponing the Company's obligation to purchase stock if the terms of any agreement to which the Company was a party at that time prohibit such purchase. Mr. Ruijssenaars has filed a lawsuit against the Company challenging the price for his shares and the validity of the rule described above. See Item 3 -- Legal Proceedings above. If Mr. Ruijssenaars were to prevail, the Company could be required to seek a waiver from holders of the Notes and the Preferred Stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 15, 2002, by each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, currently the Company's only voting security. In 2001, each of the Company's 625,001 outstanding shares of Class A Common Stock and 374,999 outstanding shares of

Class B (nonvoting) Common Stock were converted into one share of Common Stock (with full voting rights).

                                                              SHARES BENEFICIALLY OWNED
                                                              -------------------------
                                                              NUMBER OF   PERCENTAGE OF
                            NAME                               SHARES        SHARES
                            ----                              ---------   -------------
Granaria Holdings B.V. .....................................   709,501        70.95%
  Lange Voorhout 16
  P.O. Box 233
  2501 CE The Hague
  The Netherlands(1),(2),(3),(4)
Joel P. Wyler...............................................   715,001        71.50%
  Lange Voorhout 16
  P.O. Box 233
  2501 CE The Hague
  The Netherlands(2),(3),(4),(5)
Daniel C. Wyler.............................................   709,501        70.95%
  Lange Voorhout 16
  P.O. Box 233
  2501 CE The Hague
  The Netherlands(2),(3),(4)
Lange Voorhout Investments B.V. ............................   284,999        28.50%
  c/o ABN AMRO Participaties B.V.
  P.O. Box 283 [AA4140]
  Amsterdam 1000 EA
  The Netherlands

Granaria Holdings informed the Company that Dakruiter S.A., an entity owned by Granaria Holdings and Lange Voorhout Investments B.V., acquired in the second quarter of 2001 approximately 51.8% of the outstanding 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock issued by EP Holdings. Granaria Holdings has also informed the Company that neither it nor any of its affiliates have purchased any 9 3/8% Senior Subordinated Notes issued by EPI.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information as of February 15, 2002, regarding the ownership of the Company's Common Stock, currently the Company's only voting security and the only equity security held by the Company's directors or executive officers. All shares are subject both to a Voting Trust Agreement that allows all of the shares owned by the Company's management to be voted by Granaria Holdings B.V. and to a Shareholders Agreement that restricts their disposition.

                                                              SHARES BENEFICIALLY OWNED
                                                              -------------------------
                                                              NUMBER OF   PERCENTAGE OF
NAME                                                           SHARES        SHARES
----                                                          ---------   -------------
Joel P. Wyler(2),(3),(4),(5)................................   715,001        71.50%
Daniel C. Wyler(2),(3),(4)..................................   709,501        70.95%
David G. Krall(5)...........................................     5,500            *
David N. Evans..............................................     1,000            *
All directors and executive officers as a group (seven
  persons)..................................................   715,001        71.50%

---------------

(*) Less than 1.0%

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

(4) Includes 101,000 shares held by Dakruiter S.A., which is controlled by Granaria Holdings B.V.

(5) Includes 5,500 shares held by the E-P Management Trust, of which Messrs. Joel P. Wyler and David G. Krall are trustees.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The Company has an advisory and consulting agreement with Granaria Holdings B.V. ("Granaria Holdings") pursuant to which the Company has paid Granaria Holdings an annual management fee of $1.75 million plus out-of-pocket expenses. Fees and expenses relating to these services amounted to $2.1 million in 2001. At November 30, 2001, $.6 million relating to these fees and expenses is due Granaria Holdings.

     In 1998, the Company paid $10.0 million to the Eagle-Picher Management Trust ("E-P Management Trust") for the benefit of certain executive officers of the Company. The $10.0 million payment was effectively used to acquire certain restricted stock of Granaria Industries B.V. which was later exchanged for common stock of the Company. Certain of the shares of the Company held by the E-P Management Trust have been allocated to certain members of senior management of the Company. The Company also reimbursed the holders of the shares for their tax obligations associated with receipt of such shares. (See Executive Compensation -- Incentive Stock Plan.) The Company has recorded compensation expense of $.0 million in 2001 for the restricted shares and related tax reimbursements. On December 28, 2001, in a negotiated transaction, EPI purchased the 1,250 shares of Class A Common Stock previously awarded to Mr. Krall under the Incentive Stock Plan for a price of $160,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.          All Financial Statements:
                --   Financial Statements - Included in Item 8 in this Report
                --   Independent Auditors' Report - Included in Item 8 in this
                     Report
   2.           Financial Statement Schedules
                --   None
   3.           Exhibits (numbers keyed to Item 601, Regulation S-K)
   2.1          --   Third Amended Plan of Reorganization of Eagle-Picher
                     Industries, Inc. ("EPI")()(1)
   2.2          --   Exhibits to Third Amended Plan of Reorganization of EPI()(1)
   3.1          --   Articles of Incorporation of EPI, as amended()(1)
   3.2          --   Regulations of EPI()(1)
   3.3          --   Amended and Restated Certificate of Incorporation of
                     Eagle-Picher Holdings, Inc. (the "Company")()(1)
   3.4          --   Bylaws of the Company()(1)
   3.5          --   Articles of Incorporation of Daisy Parts, Inc.()(2)
   3.6          --   Bylaws of Daisy Parts, Inc.()(2)
   3.7          --   Certificate of Incorporation of Eagle-Picher Development
                     Company, Inc.()(2)
   3.8          --   Bylaws of Eagle-Picher Development Company, Inc.()(2)
   3.9          --   Certificate of Incorporation of Eagle-Picher Far East,
                     Inc.()(2)
   3.10         --   Bylaws of Eagle-Picher Far East, Inc.()(2)
   3.11         --   Articles of Incorporation of Eagle-Picher Fluid Systems,
                     Inc.()(2)
   3.12         --   Bylaws of Eagle-Picher Fluid Systems, Inc.()(2)
   3.13         --   Articles of Incorporation of Eagle-Picher Minerals,
                     Inc.()(2)
   3.14         --   Bylaws of Eagle-Picher Minerals, Inc.()(2)
   3.15         --   Certificate of Formation of Eagle-Picher Technologies,
                     LLC()(2)
   3.16         --   Operating Agreement of Eagle-Picher Technologies, LLC()(2)
   3.16a        --   Amended and Restated Limited Liability Company Agreement of
                     Eagle-Picher Technologies, LLC ()(3)
   3.17         --   Articles of Incorporation of Hillsdale Tool & Manufacturing
                     Co.()(2)
   3.18         --   Bylaws of Hillsdale Tool & Manufacturing Co.()(2)
   3.19         --   Restated Articles of Incorporation of EPMR Corporation
                     (f/k/a Michigan Automotive Research Corporation)(8)
   3.20         --   Bylaws of EPMR Corporation (f/k/a Michigan Automotive
                     Research Corporation)(8)
   3.21         --   Certificate of Amendment of Amended and Restated Certificate
                     of Incorporation of the Company filed with the Secretary of
                     State of Delaware on August 31, 2001(14)
   3.22         --   Amended and Restated Bylaws of Daisy Parts, Inc. as of
                     November 16, 2001
   3.23         --   Amended and Restated Bylaws of Hillsdale Tool &
                     Manufacturing Co. as of November 16, 2001
   3.24         --   Amendment to the Bylaws of Eagle-Picher Minerals, Inc. as of
                     November 16, 2001
   4.1          --   Indenture, dated as of February 24, 1998, between EPI, the
                     Company as a Guarantor, subsidiary guarantors (Daisy Parts,
                     Inc. Eagle-Picher Development Company, Inc., Eagle-Picher
                     Far East, Inc., Eagle-Picher Fluid Systems, Inc., Eagle-
                     Picher Minerals, Inc., Eagle-Picher Technologies, LLC,
                     Hillsdale Tool & Manufacturing Co., Michigan Automotive
                     Research Corporation (together, the "Subsidiary Guarantors"
                     or the "Domestic Subsidiaries"), and The Bank of New York as
                     Trustee (the "Trustee")()(1)
   4.2          --   Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939()(1)
   4.3          --   First Supplemental Indenture dated as of February 24, 1998, between EPI and the Trustee(1)

   4.4          --   Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1)(1)
   4.5          --   Certified Copy of the Certificate of Designations,
                     Preferences and Rights of 11 3/4% Series A Cumulative
                     Redeemable Exchangeable Preferred Stock and 11 3/4% Series B
                     Cumulative Redeemable Exchangeable Preferred Stock of the
                     Company(1)
   4.6          --   Form of Certificate and Global Share of 11 3/4% Series A
                     Cumulative Redeemable Exchangeable Preferred Stock and
                     11 3/4% Series B Cumulative Redeemable Exchangeable
                     Preferred Stock (attached as Exhibit A to the Certificate of
                     Designations filed as Exhibit 4.5)(1)
   4.7          --   Form of Exchange Debentures Indenture relating to 11 3/4%
                     Exchange Debentures due 2008 of the Company(1)
   4.8          --   Cross Reference Table showing the location in the Exchange
                     Debentures Indenture of the provisions of Sections 310
                     through 318(a), inclusive, of the Trust Indenture Act of
                     1939(1)
   4.9          --   Form of 11 3/4% Exchange Debenture due 2008 (attached as
                     Exhibit A to the Exchange Debentures Indenture filed as
                     Exhibit 4.7)(1)
   9.1          --   Voting Trust Agreement dated November 16, 1998 with owners of Class A (Voting) Common Stock of the Company(4)
  10.1          --   Merger Agreement, dated as of December 23, 1997, among EPI, the Eagle-Picher Industries, Inc. Personal Injury Settlement
                     Trust, the Company and E-P Acquisition, Inc.(1)
  10.2          --   Amendment No. 1 to the Merger Agreement, dated as of
                     February 23, 1998, among EPI, the Eagle-Picher Industries,
                     Inc. Personal Injury Settlement Trust, the Company and E-P
                     Acquisition, Inc.(1)
  10.3          --   Supplemental Executive Retirement Plan of EPI(2)
  10.4          --   Notes Purchase Agreement, dated February 19, 1998, among E-P
                     Acquisition, Inc., EPI, The Company, SBC Warburg Dillon Read
                     and ABN AMRO Incorporated(1)
  10.5          --   Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between EPI and the Subsidiary
                     Guarantors(1)
  10.6          --   Registration Rights Agreement, dated as of February 24,
                     1998, between E-P Acquisition, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated(1)
  10.7          --   Assumption Agreement for the Registration Rights Agreement,
                     dated as of February 24, 1998, of EPI(1)
  10.8          --   Credit Agreement, dated as of February 19, 1998, among E-P
                     Acquisition, Inc. (merged with and into EPI), Various
                     Lenders from time to time party thereto, ABN AMRO Bank N.V., as Agent (the "Agent"), PNC Bank, National Association, as
                     Documentation Agent and DLJ Capital Funding, Inc., as
                     Syndication Agent(1)
  10.9          --   Assumption Agreement dated as of February 24, 1998, between
                     EPI and the Agent(1)
  10.10         --   Security Agreement, dated as of February 24, 1998, among
                     EPI, the Agent and the Domestic Subsidiaries(1)
  10.11         --   Holdings Pledge Agreement, dated as of February 24, 1998,
                     between the Company and the Agent(1)
  10.12         --   Borrower and Subsidiary Pledge Agreement, dated as of
                     February 24, 1998, among EPI, Eagle-Picher Development
                     Company, Eagle-Picher Minerals, Inc. and the Agent(1)
  10.13         --   Holdings Guaranty Agreement, dated as of February 24, 1998, by the Company, accepted and agreed by the Agent(1)
  10.14         --   Subsidiary Guaranty Agreement, dated as of February 24,
                     1998, by the Domestic Subsidiaries, accepted and agreed by the Agent(1)
  10.15         --   Trademark Collateral Agreement, dated February 24, 1998,
                     between EPI and the Agent(1)
  10.16         --   Patent Collateral Agreement, dated February 24, 1998,
                     between EPI and the Agent(1)
  10.17         --   Copyright Collateral Agreement, dated February 24, 1998,
                     between EPI and the Agent(1)

  10.18         --   Subordination Agreement, dated as of February 24, 1998,
                     among E-P Acquisition, Inc., EPI and the Domestic
                     Subsidiaries(2)
  10.19         --   Management Agreement dated as of February 24, 1998, between
                     EPI and Granaria Holdings B.V.(1)
  10.20         --   Eagle-Picher Management Trust made February 17, 1998, among
                     Granaria Industries B.V. and Thomas E. Petry, Andries
                     Ruijssenaars and Joel Wyler as trustees (the "E-P Management
                     Trust")(2)
  10.21         --   Incentive Stock Plan of EPI, effective as of February 25,
                     1998(2)
  10.22         --   Employment Agreements dated November 29, 1996, between EPI and each Named Executive Officer as defined in EPI's Form
                     S-4 filed in 1998, as amended (Messrs. Petry, Ruijssenaars,
                     Hall, Wickens, Curless and Ralston)(2)
  10.23         --   Amendments dated August 5, 1997, to Employment Agreements
                     between EPI and each Named Executive Officer as defined in
                     EPI's Form S-4(2)
  10.24         --   Sales Incentive Program of EPI(2)
  10.25         --   Letter Agreements dated August 5, 1997, between EPI and each
                     Named Executive Officer as defined in EPI's Form S-4
                     regarding Short Term Sale Program(2)
  10.26         --   Letter Agreement dated September 12, 1997, between EPI and
                     Carroll D. Curless regarding Sale Incentive Bonus(2)
  10.27         --   Letter Agreements dated February 18, 1998, between EPI and each Named Executive Officer as defined in EPI's Form S-4
                     regarding Short Term Sale Program(2)
  10.28         --   Side Letter, dated February 23, 1998, regarding Amendments to the Short Term Sale Program(2)
  10.29         --   Preferred Stock Purchase Agreement, dated February 19, 1998, between the Company and the initial purchasers(1)
  10.30         --   Preferred Stock Registration Rights Agreement, dated as of
                     February 24, 1998, between the Company and the initial
                     purchasers(1)
  10.31         --   Transfer Agency Agreement, dated as of February 24, 1998,
                     between the Company and The Bank of New York, as Transfer
                     Agent(2)
  10.32         --   The Company Incentive Stock Plan for Outside Directors
                     effective January 1, 1999(4)
  10.33         --   Amended and Restated Incentive Stock Plan of EPI(4)
  10.34         --   Second Amended and Restated Incentive Stock Plan of EPI(4)
  10.35         --   Shareholders Agreement dated October 15, 1998, among
                     Granaria Holdings B.V., Granaria Industries B.V., the
                     Company and EPI(4)
  10.36         --   Voting Trust Agreement dated as of November 16, 1998, by and among certain shareholders of the Company and Granaria
                     Holdings B.V.(5)
  10.37         --   Stock Purchase Agreement dated April 8, 1999, between
                     Hillsdale Tool & Manufacturing Co., Charterhouse Automotive
                     Group Inc. and the Shareholders of Charterhouse Automotive
                     Group, Inc.(6)
  10.38         --   Shareholders Agreement dated April 12, 1999, among Granaria
                     Holdings B.V., the Company, EPI, and certain shareholders of the Company(5)
  10.39         --   Voting Trust Agreement dated April 13, 1999, between certain shareholders of the Company and Granaria Holdings B.V. as
                     voting trustee(5)
  10.40         --   Amendment to Credit Agreement and Consent, dated as of May
                     18, 1999, among EPI, the lenders party thereto, ABN AMRO
                     Bank N.V., as Agent, PNC Bank, National Association, as
                     Documentation Agent, and NBD Bank, N.A., as Syndication
                     Agent(5)
  10.41         --   Receivables Loan Agreement dated as of May 18, 1999, among
                     Eagle-Picher Acceptance Corporation, EPI, ABN AMRO Bank
                     N.V., the Lender Agents, the Related Bank Lenders, Amsterdam
                     Funding Corporation and the Other Conduit Lenders(5)
  10.42         --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between EPI and Eagle-Picher Acceptance Corporation(5)

  10.43         --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Carpenter Enterprises Limited and Eagle-Picher
                     Acceptance Corporation(5)
  10.44         --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Daisy Parts, Inc. and Eagle-Picher Acceptance
                     Corporation(5)
  10.45         --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Eagle-Picher Development Company and Eagle-Picher
                     Acceptance Corporation(5)
  10.46         --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Eagle-Picher Fluid Systems, Inc. and Eagle-Picher
                     Acceptance Corporation(5)
  10.47         --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Eagle-Picher Minerals, Inc. and Eagle-Picher
                     Acceptance Corporation(5)
  10.48         --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Eagle-Picher Technologies, LLC and Eagle-Picher
                     Acceptance Corporation(5)
  10.49         --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Hillsdale Tool & Manufacturing Co. and Eagle-Picher
                     Acceptance Corporation(5)
  10.50         --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Michigan Automotive Research Corporation and
                     Eagle-Picher Acceptance Corporation(5)
  10.51         --   Share Appreciation Plan of EPI(7)
  10.52         --   Amendment to Credit Agreement and Consent dated as of August
                     1, 2000, among EPI, the lenders party thereto, ABN AMRO Bank
                     N.V. as Agent, PNC Bank, National Association as
                     Documentation Agent, and Bank One, Indiana, N.A. as
                     Syndication Agent(9)
  10.53         --   Resignation, Release and Severance Pay Agreement dated May
                     31, 2000 between EPI and Wayne R. Wickens(10)
  10.54         --   Executive Employment Agreement dated November 7, 2000
                     between EPI and Andries Ruijssenaars(10)
  10.55         --   Supplemental Executive Retirement Plan (as amended and
                     restated effective March 27, 2001)(11)
  10.56         --   Fourth Amendment to Credit Agreement and Consent dated as of
                     May 31, 2001, among the Company, the lenders party hereto,
                     ABN AMRO Bank N.V., as Agent, PNC Bank, National
                     Association, as Documentation Agent and NBD Bank, N.A., as
                     Syndication Agent(12)
  10.57         --   Fifth Amendment to Receivables Loan Agreement dated as of
                     June 29, 2001 among the Company, EPAC, Amsterdam Funding
                     Corporation, as a Conduit Lender and as the administrative agent for the Lenders, ABN AMRO Bank N.V., as the Amsterdam
                     Lender Agent, Market Street Funding Corporation, as a
                     Conduit Lender, PNC Bank, National Association, as the
                     Market Lender Agent and the Related Bank Lenders party
                     hereto(12)
  10.58         --   Resignation Agreement effective July 6, 2001 between EPI and
                     Michael E. Aslanian(13)
  10.59         --   Executive Employment Agreement effective July 15, 2001
                     between EPI and John H. Weber(14)
  10.60         --   Separation Agreement effective November 1, 2001 between EPI and Philip F. Schultz
  10.61         --   Supplemental Indenture among EPI, the Guarantors (Daisy
                     Parts, Inc., Eagle-Picher Development Company, Inc.,
                     Eagle-Picher Holdings, Inc., Eagle-Picher Far East, Inc.,
                     Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC,
                     Hillsdale Tool & Manufacturing Co., EPMR Corporation and
                     Carpenter Enterprises Limited) and The Bank of New York, as
                     Trustee, dated December 14, 2001.
  10.62         --   Receivables Sales Agreement dated January 8, 2002 by and
                     among Eagle-Picher Funding Corporation and each of the
                     "Originators" defined therein which include EPI, Carpenter
                     Enterprises Limited, Daisy Parts, Inc., Eagle-Picher
                     Minerals, Inc., Eagle-Picher Technologies, LLC, and
                     Hillsdale Tool & Manufacturing Co.

     10.63          --         Receivables Sales and Servicing Agreement dated January 8, 2002 by and among Eagle-Picher
                               Funding Corporation, Redwood Receivables Corporation, Eagle-Picher Industries, Inc. and
                               General Electric Capital Corporation.
     10.64          --         Annex X to Receivables Sales Agreement at Exhibit 10.62 and to Receivables Purchase and
                               Servicing Agreement at Exhibit 10.63 -- "Definitions and Interpretations"
     12.1           --         Ratios of Earnings to Fixed Charges and Preferred Stock Dividends
     21.1           --         Subsidiaries of EPI
   24(a),(b)        --         Powers of Attorney

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

 (6) Incorporated by reference to the Company's Form 8-K filed on April 21,
     1999.

 (7) Incorporated by reference to EPI's Form 10-Q filed on June 29, 1998.

 (8) Incorporated by reference to the Company's Form 10-Q filed on April 12,
     2000.

 (9) Incorporated by reference to the Company's Form 10-Q filed on October 16, 2000.

(10) Incorporated by reference to the Company's Form 10-K filed on February 28, 2001.

(11) Incorporated by reference to the Company's Form 10-Q filed on April 10,
     2001.

(12) Incorporated by reference to the Company's Form 8-K filed on July 9, 2001.

(13) Incorporated by reference to the Company's Form 10-Q filed on July 16,
     2001.

(14) Incorporated by reference to the Company's Form 10-Q filed on October 12, 2001.
---------------

(b)1. Reports on Form 8-K
      -- None filed in the Company's fourth quarter for the period covered by the report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EAGLE-PICHER HOLDINGS, INC.

                                          By        /s/ JOHN H. WEBER
                                            ------------------------------------
                                                       John H. Weber
                                               President and Chief Executive
                                                           Officer

Date: February 14, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   /s/ JOHN H. WEBER                        Date: February 14, 2002
--------------------------------------------------------
               John H. Weber, President,
          Chief Executive Officer and Director

                   /s/ ALBERT IEDEMA                        Date: February 14, 2002
--------------------------------------------------------
         Albert Iedema, Senior Vice President,
          Chief Financial Officer and Director
             (Principal Financial Officer)

                  /s/ JOHN F. SULLIVAN                      Date: February 14, 2002
--------------------------------------------------------
          John F. Sullivan, Vice President and
       Controller (Principal Accounting Officer)

                   /s/ JOEL P. WYLER*                       Date: February 14, 2002
--------------------------------------------------------
              Joel P. Wyler, Director and
                 Chairman of the Board

                  /s/ DANIEL C. WYLER*                      Date: February 14, 2002
--------------------------------------------------------
               Daniel C. Wyler, Director

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

                                          EAGLE-PICHER INDUSTRIES, INC.

                                          By        /s/ JOHN H. WEBER
                                            ------------------------------------
                                                       John H. Weber
                                               President and Chief Executive
                                                           Officer

Dated: February 14, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER HOLDINGS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   /s/ JOHN H. WEBER                        Date: February 14, 2002
--------------------------------------------------------
               John H. Weber, President,
          Chief Executive Officer and Director
             (Principal Executive Officer)

                   /s/ ALBERT IEDEMA                        Date: February 14, 2002
--------------------------------------------------------
         Albert Iedema, Senior Vice President,
          Chief Financial Officer and Director
             (Principal Financial Officer)

                  /s/ JOHN F. SULLIVAN                      Date: February 14, 2002
--------------------------------------------------------
            John F. Sullivan, Vice President
                     and Controller
             (Principal Accounting Officer)

                   /s/ JOEL P. WYLER*                       Date: February 14, 2002
--------------------------------------------------------
              Joel P. Wyler, Director and
                 Chairman of the Board

                  /s/ DANIEL C. WYLER*                      Date: February 14, 2002
--------------------------------------------------------
               Daniel C. Wyler, Director

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

                                          DAISY PARTS, INC.

                                          By        /s/ JOHN H. WEBER
                                            ------------------------------------
                                                       John H. Weber
                                                         President
                                               (Principal Executive Officer)

Dated: February 14, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, DAISY PARTS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   /s/ JOHN H. WEBER                        Date: February 14, 2002
--------------------------------------------------------
 John H. Weber, President and Sole Director (Principal
                   Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: February 14, 2002
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
             (Principal Financial Officer)

                  /s/ DAVID P. KELLEY                       Date: February 14, 2002
--------------------------------------------------------
            David P. Kelley, Vice President
             (Principal Accounting Officer)

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EAGLE-PICHER DEVELOPMENT CO., INC.

                                          By       /s/ DAVID N. EVANS
                                            ------------------------------------
                                                       David N. Evans
                                                         President
                                               (Principal Executive Officer)

Dated: February 14, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER DEVELOPMENT CO., INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   /s/ DAVID N. EVANS                       Date: February 14, 2002
--------------------------------------------------------
               David N. Evans, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: February 14, 2002
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ JOHN H. WEBER                        Date: February 14, 2002
--------------------------------------------------------
              John H. Weber, Sole Director

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

                                          EPMR CORPORATION
                                          (f/k/a Michigan Automotive Research
                                          Corporation)

                                          By       /s/ DAVID N. EVANS
                                            ------------------------------------
                                                       David N. Evans
                                                         President
                                               (Principal Executive Officer)

Dated: February 14, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EPMR CORPORATION, AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   /s/ DAVID N. EVANS                       Date: February 14, 2002
--------------------------------------------------------
               David N. Evans, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: February 14, 2002
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ JOHN H. WEBER                        Date: February 14, 2002
--------------------------------------------------------
                     John H. Weber,
                     Sole Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EAGLE-PICHER FAR EAST, INC.

                                          By       /s/ DAVID N. EVANS
                                            ------------------------------------
                                                       David N. Evans
                                                         President
                                               (Principal Executive Officer)

Dated: February 14, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER FAR EAST, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   /s/ DAVID N. EVANS                       Date: February 14, 2002
--------------------------------------------------------
               David N. Evans, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: February 14, 2002
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ JOHN H. WEBER                        Date: February 14, 2002
--------------------------------------------------------
              John H. Weber, Sole Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          HILLSDALE TOOL & MANUFACTURING CO.

                                          By        /s/ JOHN H. WEBER
                                            ------------------------------------
                                                       John H. Weber
                                                         President
                                               (Principal Executive Officer)

Dated: February 14, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, HILLSDALE TOOL & MANUFACTURING CO., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   /s/ JOHN H. WEBER                        Date: February 14, 2002
--------------------------------------------------------
              John H. Weber, President and
                     Sole Director
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: February 14, 2002
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
             (Principal Financial Officer)

                  /s/ DAVID P. KELLEY                       Date: February 14, 2002
--------------------------------------------------------
            David P. Kelley, Vice President
             (Principal Accounting Officer)

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

Dated: February 14, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER MINERALS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  /s/ JAMES L. LAURIA                       Date: February 14, 2002
--------------------------------------------------------
               James L. Lauria, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: February 14, 2002
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
             (Principal Financial Officer)

                   /s/ PAUL R. WONDER                       Date: February 14, 2002
--------------------------------------------------------
             Paul R. Wonder, Vice President
             (Principal Accounting Officer)

                   /s/ JOHN H. WEBER                        Date: February 14, 2002
--------------------------------------------------------
              John H. Weber, Sole Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EAGLE-PICHER TECHNOLOGIES, LLC

                                          By      /s/ GRANT T. HOLLETT
                                            ------------------------------------
                                                Grant T. Hollett, President
                                               (Principal Executive Officer)

Dated: February 14, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER TECHNOLOGIES, LLC, AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  /s/ GRANT T. HOLLETT                      Date: February 14, 2002
--------------------------------------------------------
        Grant T. Hollett, President and Director
             (Principal Executive Officer)

                  /s/ JOHN V. RUBERTO                       Date: February 14, 2002
--------------------------------------------------------
 John V. Ruberto, Executive Vice President and Director

                 /s/ R. DOUGLAS WRIGHT                      Date: February 14, 2002
--------------------------------------------------------
   R. Douglas Wright, Vice President, Chief Financial
            Officer, Treasurer and Secretary
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ JOEL P. WYLER*                       Date: February 14, 2002
--------------------------------------------------------
                Joel P. Wyler, Director

                   /s/ JOHN H. WEBER                        Date: February 14, 2002
--------------------------------------------------------
                John H. Weber, Director

                 *By /s/ DAVID G. KRALL
  ----------------------------------------------------
                     David G. Krall
                    Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
 2.1         --   Third Amended Plan of Reorganization of Eagle-Picher
                  Industries, Inc. ("EPI")*
 2.2         --   Exhibits to Third Amended Plan of Reorganization of EPI*
 3.1         --   Articles of Incorporation of EPI, as amended*
 3.2         --   Regulations of EPI*
 3.3         --   Amended and Restated Certificate of Incorporation of
                  Eagle-Picher Holdings, Inc. (the "Company")*
 3.4         --   Bylaws of the Company*
 3.5         --   Articles of Incorporation of Daisy Parts, Inc.*
 3.6         --   Bylaws of Daisy Parts, Inc.*
 3.7         --   Certificate of Incorporation of Eagle-Picher Development
                  Company, Inc.*
 3.8         --   Bylaws of Eagle-Picher Development Company, Inc.*
 3.9         --   Certificate of Incorporation of Eagle-Picher Far East, Inc.*
 3.10        --   Bylaws of Eagle-Picher Far East, Inc.*
 3.11        --   Articles of Incorporation of Eagle-Picher Fluid Systems,
                  Inc.*
 3.12        --   Bylaws of Eagle-Picher Fluid Systems, Inc.*
 3.13        --   Articles of Incorporation of Eagle-Picher Minerals, Inc.*
 3.14        --   Bylaws of Eagle-Picher Minerals, Inc.*
 3.15        --   Certificate of Formation of Eagle-Picher Technologies, LLC*
 3.16        --   Operating Agreement of Eagle-Picher Technologies, LLC*
 3.16a       --   Amended and Restated Limited Liability Company Agreement of
                  Eagle-Picher Technologies, LLC*
 3.17        --   Articles of Incorporation of Hillsdale Tool & Manufacturing
                  Co.*
 3.18        --   Bylaws of Hillsdale Tool & Manufacturing Co.*
 3.19        --   Restated Articles of Incorporation of EPMR Corporation
                  (f/k/a Michigan Automotive Research Corporation)*
 3.20        --   Bylaws of EPMR Corporation (f/k/a Michigan Automotive
                  Research Corporation)*
 3.21        --   Certificate of Amendment of Amended and Restated Certificate
                  of Incorporation of the Company filed with the Secretary of
                  State of Delaware on August 31, 2001*
 3.22        --   Amended and Restated Bylaws of Daisy Parts, Inc. as of
                  November 16, 2001
 3.23        --   Amended and Restated Bylaws of Hillsdale Tool &
                  Manufacturing Co. as of November 16, 2001
 3.24        --   Amendment to the Bylaws of Eagle-Picher Minerals, Inc. as of
                  November 16, 2001
 4.1         --   Indenture, dated as of February 24, 1998, between E-P
                  Acquisition, Inc., the Company as a Guarantor, the
                  subsidiary guarantors (Daisy Parts, Inc., Eagle-Picher
                  Development Company, Inc., Eagle-Picher Far East, Inc.,
                  Eagle-Picher Fluid Systems, Inc., Eagle-Picher Minerals,
                  Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool &
                  Manufacturing Co., Michigan Automotive Research Corporation
                  (together, the "Subsidiary Guarantors" or the "Domestic
                  Subsidiaries"), and The Bank of New York as Trustee (the
                  "Trustee")*
 4.2         --   Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939*
 4.3         --   First Supplemental Indenture dated as of February 24, 1998, between EPI and the Trustee*
 4.4         --   Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1)*
 4.5         --   Certified Copy of the certificate of Designations,
                  Preferences and Rights of 11 3/4% Series A Cumulative
                  Redeemable Exchangeable Preferred Stock and 11 3/4% Series B
                  Cumulative Redeemable Exchangeable Preferred Stock of the
                  Company*
 4.6         --   Form of Certificate and Global Share of 11 3/4% Series A
                  Cumulative Redeemable Exchangeable Preferred Stock and
                  11 3/4% Series B Cumulative Redeemable Exchangeable
                  Preferred Stock (attached as Exhibit A to the Certificate of
                  Designations filed as Exhibit 4.5)*

EXHIBIT
NUMBER
-------
 4.7         --   Form of Exchange Debentures Indenture relating to 11 3/4%
                  Exchange Debentures due 2008 of Registrant*
 4.8         --   Cross Reference Table showing the location in the Exchange
                  Debentures Indenture of the provisions of Sections 310
                  through 318(a), inclusive, of the Trust Indenture Act of
                  1939*
 4.9         --   Form of 11 3/4% Exchange Debenture due 2008 (attached as
                  Exhibit A to the Exchange Debentures Indenture filed as
                  Exhibit 4.7)*
 9.1         --   Voting Trust Agreement dated November 16, 1998, with owners of Class A (Voting) Common Stock of the Company*
10.1         --   Merger Agreement, dated as of December 23, 1997, among EPI, the Eagle-Picher Industries, Inc. Personal Injury Settlement
                  Trust, the Company and E-P Acquisition, Inc.*
10.2         --   Amendment No. 1 to the Merger Agreement, dated as of
                  February 23, 1998, among EPI, the Eagle-Picher Industries,
                  Inc. Personal Injury Settlement Trust, the Company and E-P
                  Acquisition, Inc.*
10.3         --   Supplemental Executive Retirement Plan of EPI*
10.4         --   Notes Purchase Agreement, dated February 19, 1998, among E-P
                  Acquisition, Inc., EPI, the Company, SBC Warburg Dillon Read
                  and ABN AMRO Incorporated*
10.5         --   Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between EPI and the Subsidiary
                  Guarantors*
10.6         --   Registration Rights Agreement, dated as of February 24,
                  1998, between E-P Acquisition, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated*
10.7         --   Assumption Agreement for the Registration Rights Agreement,
                  dated as of February 24, 1998, of EPI*
10.8         --   Credit Agreement, dated as of February 19, 1998, among E-P
                  Acquisition, Inc. (merged with and into EPI), Various
                  Lenders from time to time party thereto, ABN AMRO Bank N.V., as Agent (the "Agent"), PNC Bank, National Association, as
                  Documentation Agent and DLJ Capital Funding, Inc., as
                  Syndication Agent*
10.9         --   Assumption Agreement dated as of February 24, 1998, between
                  EPI and the Agent*
10.10        --   Security Agreement, dated as of February 24, 1998, among
                  EPI, the Agent and the Domestic Subsidiaries*
10.11        --   Holdings Pledge Agreement, dated as of February 24, 1998,
                  between the Company and the Agent*
10.12        --   Borrower and Subsidiary Pledge Agreement, dated as of
                  February 24, 1998, among EPI, Eagle-Picher Development
                  Company, Eagle-Picher Minerals, Inc. and the Agent*
10.13        --   Holdings Guaranty Agreement, dated as of February 24, 1998, by the Company, accepted and agreed by the Agent*
10.14        --   Subsidiary Guaranty Agreement, dated as of February 24,
                  1998, by the Domestic Subsidiaries, accepted and agreed by the Agent*
10.15        --   Trademark Collateral Agreement, dated February 24, 1998,
                  between EPI and the Agent*
10.16        --   Patent Collateral Agreement, dated February 24, 1998,
                  between EPI and the Agent*
10.17        --   Copyright Collateral Agreement, dated February 24, 1998,
                  between EPI and the Agent*
10.18        --   Subordination Agreement, dated as of February 24, 1998,
                  among E-P Acquisition, Inc., EPI and the Domestic
                  Subsidiaries*
10.19        --   Management Agreement dated as of February 24, 1998, between
                  EPI and Granaria Holdings B.V.*
10.20        --   Eagle-Picher Management Trust made February 17, 1998, among
                  Granaria Industries B.V. and Thomas E. Petry, Andries
                  Ruijssenaars and Joel Wyler as trustees (the "E-P Management
                  Trust")*
10.21        --   Incentive Stock Plan of EPI, effective as of February 25,
                  1998*
10.22        --   Employment Agreements dated November 29, 1996, between EPI
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

EXHIBIT
NUMBER
-------
10.50        --   Receivables Purchase Agreement dated as of May 18, 1999,
                  between Michigan Automotive Research Corporation and
                  Eagle-Picher Acceptance Corporation*
10.51        --   Share Appreciation Plan of EPI*
10.52        --   Amendment to Credit Agreement and Consent dated as of August
                  1, 2000, among EPI, the lenders party thereto, ABN AMRO Bank
                  N.V. as Agent, PNC Bank, National Association as
                  Documentation Agent, and Bank One, Indiana, N.A. as
                  Syndication Agent.*
10.53        --   Resignation, Release and Severance Pay Agreement dated May
                  31, 2000 between EPI and Wayne R. Wickens*
10.54        --   Executive Employment Agreement dated November 7, 2000
                  between EPI and Andries Ruijssenaars*
10.55        --   Supplemental Executive Retirement Plan (as amended and
                  restated effective March 27, 2001).*
10.56        --   Fourth Amendment to Credit Agreement and Consent dated as of
                  May 31, 2001, among the Company, the lenders party hereto,
                  ABN AMRO Bank N.V., as Agent, PNC Bank, National
                  Association, as Documentation Agent and NBD Bank, N.A., as
                  Syndication Agent.*
10.57        --   Fifth Amendment to Receivables Loan Agreement dated as of
                  June 29, 2001 among the Company, EPAC, Amsterdam Funding
                  Corporation, as a Conduit Lender and as the administrative agent for the Lenders, ABN AMRO Bank N.V., as the Amsterdam
                  Lender Agent, Market Street Funding Corporation, as a
                  Conduit Lender, PNC Bank, National Association, as the
                  Market Lender Agent and the Related Bank Lenders party
                  hereto.*
10.58        --   Resignation Agreement effective July 6, 2001 between EPI and
                  Michael E. Aslanian.*
10.59        --   Executive Employment Agreement effective July 15, 2001
                  between EPI and John H. Weber.*
10.60        --   Separation Agreement effective November 1, 2001 between EPI and Philip F. Schultz
10.61        --   Supplemental Indenture among EPI, the Guarantors (Daisy
                  Parts, Inc., Eagle-Picher Development Company, Inc.,
                  Eagle-Picher Holdings, Inc., Eagle-Picher Far East, Inc.,
                  Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC,
                  Hillsdale Tool & Manufacturing Co., EPMR Corporation and
                  Carpenter Enterprises Limited) and The Bank of New York, as
                  Trustee, dated December 14, 2001
10.62        --   Receivables Sales Agreement dated January 8, 2002 by and
                  among Eagle-Picher Funding Corporation and each of the
                  "Originators" defined therein which include EPI, Carpenter
                  Enterprises Limited, Daisy Parts, Inc., Eagle-Picher
                  Minerals, Inc., Eagle-Picher Technologies, LLC, and
                  Hillsdale Tool & Manufacturing Co.
10.63        --   Receivables Sales and Servicing Agreement dated January 8,
                  2002 by and among Eagle-Picher Funding Corporation, Redwood
                  Receivables Corporation, Eagle-Picher Industries, Inc. and
                  General Electric Capital Corporation
10.64        --   Annex X to Receivables Sales Agreement at Exhibit 10.62 and
                  to Receivables Purchase and Servicing Agreement at Exhibit
                  10.63 -- "Definitions and Interpretations"
12.1         --   Ratio of Earnings to Fixed Charges and Preferred Stock
                  Dividends
21.1         --   Subsidiaries of EPI
24(a),(b)    --   Powers of Attorney

---------------

* Incorporated by reference. See Item 14 above.