Form 10-K405/A
period 2001-11-30
EAGLE PICHER HOLDINGS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC; EAGLE PICHER MINERALS INC; EAGLE PICHER INDUSTRIES INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER DEVELOPMENT CO INC; DAISY PARTS INC
filed 2002-03-08
CIK 1059364, 1059573, 1059575, 1059576, 1059572, 30927, 1059570, 1059568, 1059567

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                             ------------------------

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
  Automotive Research Corp.)


                              REASON FOR AMENDMENT



EAGLE-PICHER HOLDINGS, INC. IS FILING THIS FORM 10-K/A AS AN AMENDMENT TO THE ORIGINAL FORM 10-K FILED ON FEBRUARY 15, 2002 IN ORDER TO INCORPORATE INTO THE COMPANY'S FINANCIAL STATEMENTS AT ITEM 8 THE REPORT OF MANAGEMENT AND THE AUDITOR'S REPORT WHICH WERE BOTH INADVERTENTLY OMITTED FROM THAT FILING.


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

/s/ JOHN H. WEBER

John H. Weber
President and Chief Executive Officer

/s/ JOHN F. SULLIVAN

John F. Sullivan
Vice President -- Controller

Cincinnati, Ohio
February 14, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Eagle-Picher Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Eagle-Picher Holdings, Inc. and subsidiaries as of November 30, 2001 and 2000, and the related consolidated statements of income (loss), shareholders' equity (deficit), and cash flows for each of the three years in the period ended November 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle-Picher Holdings, Inc. as of November 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 14, 2002

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



Date: March 4, 2002



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



                   /s/ JOHN H. WEBER                        Date: March 4, 2002
--------------------------------------------------------
               John H. Weber, President,
          Chief Executive Officer and Director

                /s/ THOMAS R. PILHOLSKI                     Date: March 4, 2002
--------------------------------------------------------
       Thomas R. Pilholski, Senior Vice President
              and Chief Financial Officer
             (Principal Financial Officer)

                  /s/ JOHN F. SULLIVAN                      Date: March 4, 2002
--------------------------------------------------------
          John F. Sullivan, Vice President and
       Controller (Principal Accounting Officer)

                   /s/ JOEL P. WYLER*                       Date: March 4, 2002
--------------------------------------------------------
              Joel P. Wyler, Director and
                 Chairman of the Board

                  /s/ DANIEL C. WYLER*                      Date: March 4, 2002
--------------------------------------------------------
               Daniel C. Wyler, Director

                   /s/ ALBERT IEDEMA                        Date: March 4, 2002
--------------------------------------------------------
                Albert Iedema, Director

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


Dated: March 4, 2002


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER HOLDINGS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                   /s/ JOHN H. WEBER                        Date: March 4, 2002
--------------------------------------------------------
               John H. Weber, President,
          Chief Executive Officer and Director
             (Principal Executive Officer)

                /s/ THOMAS R. PILHOLSKI                     Date: March 4, 2002
--------------------------------------------------------
       Thomas R. Pilholski, Senior Vice President
              and Chief Financial Officer
             (Principal Financial Officer)

                  /s/ JOHN F. SULLIVAN                      Date: March 4, 2002
--------------------------------------------------------
            John F. Sullivan, Vice President
                     and Controller
             (Principal Accounting Officer)

                   /s/ JOEL P. WYLER*                       Date: March 4, 2002
--------------------------------------------------------
              Joel P. Wyler, Director and
                 Chairman of the Board

                  /s/ DANIEL C. WYLER*                      Date: March 4, 2002
--------------------------------------------------------
               Daniel C. Wyler, Director

                   /s/ ALBERT IEDEMA                        Date: March 4, 2002
--------------------------------------------------------
                Albert Iedema, Director

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



                                          DAISY PARTS, INC.



                                          By     /s/ WILLIAM F. MACLEAN

                                            ------------------------------------

                                                     William F. Maclean


                                                         President


                                               (Principal Executive Officer)



Dated: March 4, 2002



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, DAISY PARTS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.



                 /s/ WILLIAM F. MACLEAN                     Date: March 4, 2002
--------------------------------------------------------
             William F. Maclean, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: March 4, 2002
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
             (Principal Financial Officer)

                 /s/ DANIEL SKIENDZIEL                      Date: March 4, 2002
--------------------------------------------------------
             Daniel Skiendziel, Controller
             (Principal Accounting Officer)

                   /s/ JOHN H. WEBER                        Date: March 4, 2002
--------------------------------------------------------
                John H. Weber, Director

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



Dated: March 4, 2002



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER DEVELOPMENT CO., INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.



                   /s/ DAVID N. EVANS                       Date: March 4, 2002
--------------------------------------------------------
               David N. Evans, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: March 4, 2002
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ JOHN H. WEBER                        Date: March 4, 2002
--------------------------------------------------------
              John H. Weber, Sole Director

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



Dated: March 4, 2002



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EPMR CORPORATION, AND IN THE CAPACITIES AND ON THE DATES INDICATED.



                   /s/ DAVID N. EVANS                       Date: March 4, 2002
--------------------------------------------------------
               David N. Evans, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: March 4, 2002
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ JOHN H. WEBER                        Date: March 4, 2002
--------------------------------------------------------
                     John H. Weber,
                     Sole Director

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



Dated: March 4, 2002



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER FAR EAST, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.



                   /s/ DAVID N. EVANS                       Date: March 4, 2002
--------------------------------------------------------
               David N. Evans, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: March 4, 2002
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ JOHN H. WEBER                        Date: March 4, 2002
--------------------------------------------------------
              John H. Weber, Sole Director

                                   SIGNATURES



     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                          HILLSDALE TOOL & MANUFACTURING CO.



                                          By     /s/ WILLIAM F. MACLEAN

                                            ------------------------------------

                                                     William F. Maclean


                                                         President


                                               (Principal Executive Officer)



Dated: March 4, 2002



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, HILLSDALE TOOL & MANUFACTURING CO., AND IN THE CAPACITIES AND ON THE DATES INDICATED.



                 /s/ WILLIAM F. MACLEAN                     Date: March 4, 2002
--------------------------------------------------------
             William F. Maclean, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: March 4, 2002
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
             (Principal Financial Officer)

                 /s/ DANIEL SKIENDZIEL                      Date: March 4, 2002
--------------------------------------------------------
             Daniel Skiendziel, Controller
             (Principal Accounting Officer)

                   /s/ JOHN H. WEBER                        Date: March 4, 2002
--------------------------------------------------------
              John H. Weber, Sole Director

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



Dated: March 4, 2002



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER MINERALS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.



                  /s/ JAMES L. LAURIA                       Date: March 4, 2002
--------------------------------------------------------
               James L. Lauria, President
             (Principal Executive Officer)

                /s/ TOM B. SCHERPENBERG                     Date: March 4, 2002
--------------------------------------------------------
             Tom B. Scherpenberg, Treasurer
             (Principal Financial Officer)

                   /s/ PAUL R. WONDER                       Date: March 4, 2002
--------------------------------------------------------
             Paul R. Wonder, Vice President
             (Principal Accounting Officer)

                   /s/ JOHN H. WEBER                        Date: March 4, 2002
--------------------------------------------------------
              John H. Weber, Sole Director

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



Dated: March 4, 2002



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER TECHNOLOGIES, LLC, AND IN THE CAPACITIES AND ON THE DATES INDICATED.



                  /s/ GRANT T. HOLLETT                      Date: March 4, 2002
--------------------------------------------------------
        Grant T. Hollett, President and Director
             (Principal Executive Officer)

                  /s/ JOHN V. RUBERTO                       Date: March 4, 2002
--------------------------------------------------------
 John V. Ruberto, Executive Vice President and Director

                 /s/ R. DOUGLAS WRIGHT                      Date: March 4, 2002
--------------------------------------------------------
   R. Douglas Wright, Vice President, Chief Financial
            Officer, Treasurer and Secretary
            (Principal Financial Officer and
             Principal Accounting Officer)

                   /s/ JOEL P. WYLER*                       Date: March 4, 2002
--------------------------------------------------------
                Joel P. Wyler, Director

                   /s/ JOHN H. WEBER                        Date: March 4, 2002
--------------------------------------------------------
                John H. Weber, Director

                 *By /s/ DAVID G. KRALL
  ----------------------------------------------------
                     David G. Krall
                    Attorney-in-Fact

                                 EXHIBIT INDEX


EXHIBIT
NUMBER
-------
 2.1         --   Third Amended Plan of Reorganization of Eagle-Picher
                  Industries, Inc. ("EPI")*
 2.2         --   Exhibits to Third Amended Plan of Reorganization of EPI*
 3.1         --   Articles of Incorporation of EPI, as amended*
 3.2         --   Regulations of EPI*
 3.3         --   Amended and Restated Certificate of Incorporation of
                  Eagle-Picher Holdings, Inc. (the "Company")*
 3.4         --   Bylaws of the Company*
 3.5         --   Articles of Incorporation of Daisy Parts, Inc.*
 3.6         --   Bylaws of Daisy Parts, Inc.*
 3.7         --   Certificate of Incorporation of Eagle-Picher Development
                  Company, Inc.*
 3.8         --   Bylaws of Eagle-Picher Development Company, Inc.*
 3.9         --   Certificate of Incorporation of Eagle-Picher Far East, Inc.*
 3.10        --   Bylaws of Eagle-Picher Far East, Inc.*
 3.11        --   Articles of Incorporation of Eagle-Picher Fluid Systems,
                  Inc.*
 3.12        --   Bylaws of Eagle-Picher Fluid Systems, Inc.*
 3.13        --   Articles of Incorporation of Eagle-Picher Minerals, Inc.*
 3.14        --   Bylaws of Eagle-Picher Minerals, Inc.*
 3.15        --   Certificate of Formation of Eagle-Picher Technologies, LLC*
 3.16        --   Operating Agreement of Eagle-Picher Technologies, LLC*
 3.16a       --   Amended and Restated Limited Liability Company Agreement of
                  Eagle-Picher Technologies, LLC*
 3.17        --   Articles of Incorporation of Hillsdale Tool & Manufacturing
                  Co.*
 3.18        --   Bylaws of Hillsdale Tool & Manufacturing Co.*
 3.19        --   Restated Articles of Incorporation of EPMR Corporation
                  (f/k/a Michigan Automotive Research Corporation)*
 3.20        --   Bylaws of EPMR Corporation (f/k/a Michigan Automotive
                  Research Corporation)*
 3.21        --   Certificate of Amendment of Amended and Restated Certificate
                  of Incorporation of the Company filed with the Secretary of
                  State of Delaware on August 31, 2001*
 3.22        --   Amended and Restated Bylaws of Daisy Parts, Inc. as of
                  November 16, 2001**
 3.23        --   Amended and Restated Bylaws of Hillsdale Tool &
                  Manufacturing Co. as of November 16, 2001**
 3.24        --   Amendment to the Bylaws of Eagle-Picher Minerals, Inc. as of
                  November 16, 2001**
 4.1         --   Indenture, dated as of February 24, 1998, between E-P
                  Acquisition, Inc., the Company as a Guarantor, the
                  subsidiary guarantors (Daisy Parts, Inc., Eagle-Picher
                  Development Company, Inc., Eagle-Picher Far East, Inc.,
                  Eagle-Picher Fluid Systems, Inc., Eagle-Picher Minerals,
                  Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool &
                  Manufacturing Co., Michigan Automotive Research Corporation
                  (together, the "Subsidiary Guarantors" or the "Domestic
                  Subsidiaries"), and The Bank of New York as Trustee (the
                  "Trustee")*
 4.2         --   Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939*
 4.3         --   First Supplemental Indenture dated as of February 24, 1998, between EPI and the Trustee*
 4.4         --   Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1)*
 4.5         --   Certified Copy of the certificate of Designations,
                  Preferences and Rights of 11 3/4% Series A Cumulative
                  Redeemable Exchangeable Preferred Stock and 11 3/4% Series B
                  Cumulative Redeemable Exchangeable Preferred Stock of the
                  Company*
 4.6         --   Form of Certificate and Global Share of 11 3/4% Series A
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

EXHIBIT
NUMBER
-------
10.50        --   Receivables Purchase Agreement dated as of May 18, 1999,
                  between Michigan Automotive Research Corporation and
                  Eagle-Picher Acceptance Corporation*
10.51        --   Share Appreciation Plan of EPI*
10.52        --   Amendment to Credit Agreement and Consent dated as of August
                  1, 2000, among EPI, the lenders party thereto, ABN AMRO Bank
                  N.V. as Agent, PNC Bank, National Association as
                  Documentation Agent, and Bank One, Indiana, N.A. as
                  Syndication Agent.*
10.53        --   Resignation, Release and Severance Pay Agreement dated May
                  31, 2000 between EPI and Wayne R. Wickens*
10.54        --   Executive Employment Agreement dated November 7, 2000
                  between EPI and Andries Ruijssenaars*
10.55        --   Supplemental Executive Retirement Plan (as amended and
                  restated effective March 27, 2001).*
10.56        --   Fourth Amendment to Credit Agreement and Consent dated as of
                  May 31, 2001, among the Company, the lenders party hereto,
                  ABN AMRO Bank N.V., as Agent, PNC Bank, National
                  Association, as Documentation Agent and NBD Bank, N.A., as
                  Syndication Agent.*
10.57        --   Fifth Amendment to Receivables Loan Agreement dated as of
                  June 29, 2001 among the Company, EPAC, Amsterdam Funding
                  Corporation, as a Conduit Lender and as the administrative agent for the Lenders, ABN AMRO Bank N.V., as the Amsterdam
                  Lender Agent, Market Street Funding Corporation, as a
                  Conduit Lender, PNC Bank, National Association, as the
                  Market Lender Agent and the Related Bank Lenders party
                  hereto.*
10.58        --   Resignation Agreement effective July 6, 2001 between EPI and
                  Michael E. Aslanian.*
10.59        --   Executive Employment Agreement effective July 15, 2001
                  between EPI and John H. Weber.*
10.60        --   Separation Agreement effective November 1, 2001 between EPI and Philip F. Schultz**
10.61        --   Supplemental Indenture among EPI, the Guarantors (Daisy
                  Parts, Inc., Eagle-Picher Development Company, Inc.,
                  Eagle-Picher Holdings, Inc., Eagle-Picher Far East, Inc.,
                  Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC,
                  Hillsdale Tool & Manufacturing Co., EPMR Corporation and
                  Carpenter Enterprises Limited) and The Bank of New York, as
                  Trustee, dated December 14, 2001**
10.62        --   Receivables Sales Agreement dated January 8, 2002 by and
                  among Eagle-Picher Funding Corporation and each of the
                  "Originators" defined therein which include EPI, Carpenter
                  Enterprises Limited, Daisy Parts, Inc., Eagle-Picher
                  Minerals, Inc., Eagle-Picher Technologies, LLC, and
                  Hillsdale Tool & Manufacturing Co.**
10.63        --   Receivables Sales and Servicing Agreement dated January 8,
                  2002 by and among Eagle-Picher Funding Corporation, Redwood
                  Receivables Corporation, Eagle-Picher Industries, Inc. and
                  General Electric Capital Corporation**
10.64        --   Annex X to Receivables Sales Agreement at Exhibit 10.62 and
                  to Receivables Purchase and Servicing Agreement at Exhibit
                  10.63 -- "Definitions and Interpretations"**
12.1         --   Ratio of Earnings to Fixed Charges and Preferred Stock
                  Dividends**
21.1         --   Subsidiaries of EPI**
24(a),(b)    --   Powers of Attorney**


---------------

*  Incorporated by reference. See Item 14 above.


** Previously filed.