Form 10-K/A
period 2001-11-30
EAGLE PICHER HOLDINGS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC; EAGLE PICHER MINERALS INC; EAGLE PICHER INDUSTRIES INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER DEVELOPMENT CO INC; DAISY PARTS INC
filed 2002-09-20
CIK 1059364, 1059573, 1059575, 1059576, 1059572, 30927, 1059570, 1059568, 1059567

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-K/A NO. 2
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001

                       COMMISSION FILE NUMBER 333-49957-01


                           EAGLE-PICHER HOLDINGS, INC.

                             A Delaware Corporation

                         I.R.S. Employer Identification
                                 NO. 13-3989553

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

Yes [X] No [ ] (See explanatory note immediately above.)

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

                         TABLE OF ADDITIONAL REGISTRANTS

                                      JURISDICTION                     IRS EMPLOYER
                                    INCORPORATION OR    COMMISSION    IDENTIFICATION
NAME                                  ORGANIZATION      FILE NUMBER       NUMBER
----                                  ------------      -----------       ------
Eagle-Picher Industries, Inc.             Ohio           333-49957     31-0268670
Daisy Parts, Inc.                       Michigan      333-49957-02     38-1406772
Eagle-Picher Development Co., Inc.      Delaware      333-49957-03     31-1215706
Eagle-Picher Far East, Inc.             Delaware      333-49957-04     31-1235685
Eagle-Picher Minerals, Inc.              Nevada       333-49957-06     31-1188662
Eagle-Picher Technologies, LLC          Delaware      333-49957-09     31-1587660
Hillsdale Tool & Manufacturing Co.      Michigan      333-49957-07     38-0946293
EPMR Corporation (f/k/a Michigan        Michigan      333-49957-08     38-2185909
   Automotive Research Corp.)

                              REASON FOR AMENDMENT

EAGLE-PICHER HOLDINGS, INC. IS FILING THIS FORM 10-K/A AS A FURTHER AMENDMENT TO THE ORIGINAL FORM 10-K FILED ON FEBRUARY 15, 2002, (AND AS PREVIOUSLY AMENDED MARCH 8, 2002) IN ORDER TO INCORPORATE DISCLOSURES IN THE COMPANY'S MD&A SECTION AND AUDITED GUARANTOR INFORMATION AND OTHER NOTE DISCLOSURES IN THE CONSOLIDATED FINANCIAL STATEMENTS.

                                TABLE OF CONTENTS

ITEM                                                                                                 PAGE
----                                                                                                 ----
                                     PART I

1.    Business.....................................................................................    1
2.    Properties...................................................................................    7
3.    Legal Proceedings............................................................................    9
4.    Submission of Matters to a Vote of Security Holders..........................................   14

                                     PART II

5.    Market for the Registrant's Common Equity and Related Stockholder Matters....................   15
6.    Selected Financial Data......................................................................   15
7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........   16
7a.   Quantitative and Qualitative Disclosures About Market Risk...................................   29
8.    Financial Statements and Supplementary Data..................................................   31
9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.........   69

                                     PART III

10.   Directors and Executive Officers of the Registrant...........................................   69
11.   Executive Compensation.......................................................................   71
12.   Security Ownership of Certain Beneficial Owners and Management...............................   76
13.   Certain Relationships and Related Transactions...............................................   77

                                     PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................   78
      Signatures...................................................................................   84
      Certifications...............................................................................   93
      Exhibit Index................................................................................   94

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

      The Company's Technologies Division acquired the assets of the isotopically depleted zinc business of Isonics Corporation for $8.2 million effective December 1, 1999. The Technologies Division paid $6.7 million of the purchase price at the closing, and the remaining $1.5 million is payable in three annual $.5 million installments, subject to certain contingencies. The Company is disputing its obligation to make the remaining $1.5 million of deferred payments. See Item 3--Legal Proceedings. Isotopically depleted zinc is used as a corrosion inhibiting additive to water in nuclear reactors. This product compliments the enriched boron products sold by the Technologies Division to enhance the safety and efficiency of nuclear power plants.

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

                                                    2001        2000        1999
                                                    ----        ----        ----
      Precision Machined Components.............    50.9%       49.5%       42.5%
      Rubber Coated Metal Products..............    10.7%       10.9%       10.1%
      Divested Automotive Products..............     0.0%        5.7%       15.8%
                                                   -----       -----       -----
         Total..................................    61.6%       66.1%       68.4%
                                                   =====       =====       =====

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

THE TECHNOLOGIES SEGMENT

      The Technologies Segment is a diverse group of businesses with a broad spectrum of technology and capabilities. Its products can be segregated into the following three product categories: Special Purpose Batteries, Specialty Materials and Other Technologies Products. The following table sets forth the percentage of the Company's Consolidated Net Sales contributed by each product category:

                                                    2001        2000        1999
                                                    ----        ----        ----
      Special Purpose Batteries.................    15.9%       13.6%       13.8%
      Specialty Materials.......................     7.2%        6.2%        5.6%
      Other Technologies Products...............     5.8%        5.5%        4.7%
                                                   -----       -----       -----
         Total..................................    28.9%       25.3%       24.1%
                                                   =====       =====       =====

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

MACHINERY
   Domestic             Lubbock, Texas                                             owned
   International        Acuna, Coahuila, Mexico (sold as of December 14, 2001)     owned
MINERALS(1)
   Domestic             Clark Station, Nevada                                      owned
                        Lovelock, Nevada                                           owned
                        Vale, Oregon                                               owned


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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                                [NOT APPLICABLE]

ITEM 6. SELECTED FINANCIAL DATA

                                                                                   NINE MONTHS   THREE MONTHS
                                                                                      ENDED         ENDED
                                                                                   NOVEMBER 30,   FEBRUARY 28,
                                                  2001       2000       1999          1998           1998             1997
                                                ---------  ---------  ----------   -----------    ----------       ------------
                                                                                                 PREDECESSOR A     PREDECESSOR A

                                                                               (UNAUDITED)
                                                               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)
STATEMENT OF INCOME (LOSS):
Net sales (A) ................................  $692,450   $754,996   $  822,948   $  559,518     $  183,229       $   809,269
Operating income (B) .........................     4,278     62,288       27,915        7,083          9,170            36,278
Interest expense .............................   (40,105)   (43,989)     (45,475)     (33,477)        (4,104)          (26,722)
Income (loss) from continuing operations
   before taxes ..............................   (31,914)    18,395      (14,000)     (24,551)         3,807             8,877
Net income (loss) ............................   (53,971)     5,610      (17,587)     (14,364)           807            (3,854)
Preferred stock dividends accreted ...........   (13,282)   (11,848)     (10,569)      (7,382)            --                --
Basic earnings (loss) per share for continuing
   operations ................................    (35.84)     (2.53)      (24.03)      (24.55)          0.40              0.89
Basic earnings (loss) per share ..............    (68.51)     (6.26)      (28.16)      (14.36)          0.08              0.39
Weighted average number of common shares
   outstanding ...............................   981,583    997,125    1,000,000    1,000,000      9,600,071        10,000,000
Dividends per common share ...................        --         --           --           --             --                --
BALANCE SHEET DATA (END OF PERIOD):
Total assets .................................  $725,911   $767,699   $  833,947   $  807,307            N/A       $   735,910
Total long-term debt and redeemable
   preferred stock (C) .......................   566,212    567,735      642,035      571,743            N/A           273,397
OTHER DATA:
EBITDA (D) ...................................    67,298    119,810       92,142       48,249         22,135            91,212
Cash provided by (used in) operating
   activities ................................    67,470     45,564       35,495       71,910         (1,277)          141,079
Cash provided by (used in) investing
   activities ................................   (36,791)    35,839      (92,946)     (14,113)        (5,702)          (17,915)
Cash provided by (used in) financing
   activities ................................   (17,848)   (88,570)      44,933      (64,216)       (18,954)         (113,042)
SELECTED RATIOS:
Earnings/fixed charges and preferred stock
   dividends (E) .............................      .18x      1.11x         .57x         .24x          1.85x             1.31x

--------------

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

      The following items also materially affect the comparability of data.

      In the twelve months ended November 30, 1999, the Company recorded a non-cash provision of $21.4 million, primarily related to the impairment of recorded asset values of certain of its divisions held for sale, which was recognized because the expected net realizable value of these divisions was estimated to be insufficient to recover their carrying value. These divisions were sold in 2000.

      In fiscal 2000 the Company settled claims against a former insurer regarding environmental remediation costs and received $16.0 million which was recorded as income. Additionally, the Company completed the sale of various divisions primarily in the Automotive segment for aggregate net proceeds of $85.0 million and an aggregate gain on sale of $17.1 million, which was reduced by provisions recorded for items relating to divisions sold in prior years to $3.1 million.

      During the fourth quarter of 2001 the Company announced a restructuring of its Technologies Segment and a restructuring and relocation of its Headquarters to Phoenix, Arizona, recording a charge against income of $14.2 million. During the fiscal year, the Company recorded additional costs of $2.1 million related to divisions sold in prior years.

(C) Includes 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") of $123,086 in 2001, $109,804 in 2000, $97,956 in 1999
      and $87,387 in 1998, which was issued in conjunction with the Acquisition.

(D) EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented because management believes it is an indicator of a company's ability to service and incur debt. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income, as determined by Generally Accepted Accounting Principles ("GAAP"), as an indicator of the Company's operating performance, or to cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments. Included in EBITDA are amounts contributed by Divested Divisions of -0- in 2001, $1,194 in 2000, $9,178 in 1999, $10,458 in the
      nine months ended November 30, 1998, $3,985 in the three months ended February 28, 1998, and, for purposes of Item 6 only, $15,353 in 1997.

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

      Pretax profit decreased $18.0 million from $7.4 million in 2000 to a $(10.6) million loss in 2001. Reduced profitability was primarily a result of lower volumes, $4.5 million in new program launch costs at the Company's Hillsdale Division, increase in depreciation of $3.3 million caused by capital expenditures placed in service during 2001 and 2000 relating primarily to new programs, pricing reductions of $2.8 million, higher workers compensation expense and higher interest costs of $1.0 million. Although in 2000 the Company had projected declining sales, offsetting cost reductions could not be achieved in a timely manner. In particular, high fixed costs in the Automotive Segment severely impact profitability in the event of a decrease in sales. Capital expenditures for the Automotive Segment were $28 million in 2001 compared to $34.2 million in 2000. These capital expenditures were related to a significant number of new product launches at the Company's Hillsdale Division and the acquisition of a new rubber coating line at the Company's Wolverine Gasket Division.

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

      Pretax loss for the segment increased $13.1 million from a $(0.4) million loss in 2000 to a $(13.5) million loss in 2001. Reduced profitability was primarily a result of a $8.7 million restructuring charge taken in the fourth quarter. Three plants are anticipated to be closed by the end of fiscal year 2002. These plants are located in Senceca, Missouri; Grove, Oklahoma and Colorado Springs, Colorado. These plants will be closed once final customer orders are completed and shipped. Asset impairment charges of approximately $3.6 million were recorded as restructuring to bring these facilities to their estimated net realizable value. Approximately 100 employees, primarily manufacturing labor from these locations, will be provided severance based upon their length of service totaling approximately $1.6 million. Other shutdown costs, estimated to be $3.5 million, the majority of which are related to inventory, are primarily non-cash. These charges are reflected as Restructuring in the consolidated statement of income (loss). Additionally, pretax loss for the segment increased due to lower operating margins, increased reserves ($2.0 million) for bad debt and warranty costs and higher interest costs of $0.2 million. As mentioned above, the Company experienced a fire at one of its chemical plants which resulted in lost margins and incremental costs aggregating an estimated $0.9 million which was offset by an equal amount of benefit from insurance coverage. This claim is expected to be finalized in the second quarter of 2002.

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

      Management Compensation--Special. Management Compensation-Special is severance primarily related to the separation from employment of four senior executives at the Company's headquarters. This aggregated $3.1 million in 2001 for three senior executives and $1.6 million in 2000 for one senior executive.

      Insurance Settlement. During 2000, the Company settled claims against a former insurer regarding environmental remediation costs for $16 million and received such proceeds in the first quarter of 2000.

      Restructuring. During the fourth quarter of 2001 the Company announced a restructuring of its Technologies Segment and a restructuring and relocation of its corporate headquarters to Phoenix, Arizona, recording a charge against income of $14.2 million. Approximately $5.5 million related to facilities, $5.0 million related to involuntary severance of approximately 165 employees and $3.7 million in other costs to exit business activities.

      In the facilities charge, approximately $3.6 million are non-cash adjustments to write down the carrying value of the three Technologies plants to their estimated net realizable value and abandoning primarily machinery and equipment at these locations. These plants, located in Seneca, Missouri; Grove, Oklahoma and Colorado Springs, Colorado, are anticipated to be closed by the end of fiscal 2002. Each plant will be closed once final customer orders are completed and shipped. $1.9 million represents an estimate of the total future lease commitments less estimated proceeds received from subleasing the various spaces, primarily at corporate headquarters in Cincinnati.

      Approximately 100 Technologies employees primarily from the locations detailed above, will be provided approximately $1.6 million in severance based upon their length of service. Approximately 40 corporate headquarters employees located in Cincinnati will be provided approximately $3.2 million in severance based upon length of service. The remaining 25 employees in various locations will be provided approximately $.2 million in severance based upon length of service.

      The $3.7 million in other shutdown costs are primarily non-cash and relate to inventory.

      These charges are reflected as Restructuring in the consolidated statement of income (loss). The Company anticipates substantially completing the restructuring by year-end. Subsequent to year-end, the Company began analyzing whether a portion of the assets in its overfunded pension plan could be made available to pay severance costs related to the restructuring plan. The Company anticipates an amendment to the pension plan and has provided new or amended severance plans to allow for such payments. Up to $4.2 million of severance could be paid out of the pension plan. This could result in a gain to restructuring in 2002 if the amendment to the pension plan is approved and if severed employees elect the new or amended severance plans. See Note M, Pension and Other Postretirement Benefit Plans.

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

      - Provisions for Management Compensation--Special of $3.1 million in 2001 versus $1.6 million in 2000;

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

      Management Compensation--Special. Management Compensation-Special is severance-related to the separation from employment of a senior executive.

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

      - Provisions for Management Compensation--Special of $1.6 million in 2000 versus $0.6 million in 1999;

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

FINANCIAL CONDITION

      OPERATING ACTIVITIES

      Net cash provided by operating activities for the fiscal year ended November 30, 2001 was $67.5 million compared to $45.6 million for the comparable 2000 period (when adjusted for the sale of the Company's Machinery Segment, which is shown as a discontinued operation). The increase in net inflow of cash from operating activities in the fiscal year 2001 period occurred largely as a result of changes in the balances of certain current assets and liabilities. Receivables decreased $0.8 million, inventories decreased $8.2 million, and accounts payable and accruals increased $28.4 million and $4.5 million respectively, as the Company continued to emphasize better management of its working capital position. The Company has adopted new terms with its vendors, which provide for longer payment periods. These longer payment periods have been implemented without incurring any finance charges and the Company continues to be generally current on its vendor terms.

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

      Investing activities are expected to use approximately $17 million, reflecting projected capital expenditures of $22 million and receipt of proceeds from the sale of the machinery segment.

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

      CREDIT AGREEMENT EBITDA

      The Company's senior secured credit facility has several financial covenants which are based on EBITDA as defined in the credit agreement for such credit facility. EBITDA is defined in the credit agreement ("Credit Agreement EBITDA") as earnings before interest expense, income taxes, depreciation and amortization, determined (A) without giving effect to (i) any extraordinary gains or losses but with giving effect to gains or losses from sales of assets sold in the ordinary course of business, (ii) any impact from the LIFO method of inventory accounting, (iii) any non-cash charge other than routine recurring non-cash charges that result in an accrual of a reserve for cash charges in any future period deducted in determining consolidated net income for such period,
(iv) amounts paid to present or future officers or employees in connection with their separation from employment, up to a limit (together with any compensation expense incurred in connection with the acquisition of the Company by Granaria) of $43.2 million (of which $9.1 million remained unused as of November 30, 2001), (v) a $16.0 million gain from the receipt of insurance proceeds in 2000,
(vi) the loss from the sale of the Company's former Machinery Segment and the loss from operations of the Machinery Segment in 2001, and (B) with giving effect to proforma pre-acquisition consolidated EBITDA attributable to businesses acquired during the year.

      The Company's earnings from continuing operations before interest, income taxes, depreciation and amortization was $67.3 million for 2001, $119.8 million for 2000 and $92.1 million for 1999. The following adjustments have been made to the Company's earnings before interest, income taxes, depreciation and amortization to arrive at Credit Agreement EBITDA:

                                                                   2001         2000         1999
                                                                  -------     --------     --------
         Earnings from continuing operations before
         income taxes, interest, depreciation, and
         amortization:                                            $67,298     $119,810      $92,142
              Restructuring charges                                14,163           --           --
              Losses from sale of divisions                         2,105           --       21,407
              Management compensation - special                     3,125        1,560          556
              Stock appreciation rights                             (950)          605         (49)
              Gains from insurance settlements                         --     (16,000)           --
              LIFO provision                                          372          985        (383)
              Proforma pre-acquisition EBITDA                          --        1,221        2,702
              Other non-cash, non-recurring items                   1,000          218       11,596
              Discontinued operations - CED                            --        2,290        1,727
                                                                  -------     --------     --------
         Credit Agreement EBITDA                                  $87,113     $110,689     $129,698
                                                                  -------     --------     --------


      Credit Agreement EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or cash flows from operating activities, as determined by generally accepted accounting principles, as a measure of the Company's operating performance or liquidity, respectively. Funds depicted by Credit Agreement EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments.

      The three financial covenants contained in the Company's senior secured credit agreement are a leverage ratio (the ratio of total debt less cash on the balance sheet to Credit Agreement EBITDA), an interest coverage ratio (the ratio of Credit Agreement EBITDA to interest expense) and a fixed charge coverage ratio (the ratio of Credit Agreement EBITDA to the sum of interest expense plus required principal payments plus cash dividends paid plus income taxes paid) (all as defined in the Credit Agreement). The following table presents the required ratios and the actual ratios at November 30,2001, 2000 and 1999.

         FINANCIAL COVENANT                                   2001                 2000                 1999
         ------------------                                  ------              --------             --------

                                                        equal to or          equal to or          equal to or
              Leverage Ratio - Required                 less than    5.25    less than    4.50    less than    5.60
              Leverage Ratio - Actual                                4.80                 4.07                 4.19

                                                        equal to or          equal to or          equal to or
              Interest Coverage Ratio - Required        greater than 2.00    greater than 2.25    greater than 1.85
              Interest Coverage Ratio - Actual                       2.23                 2.55                 2.85

                                                        equal to or          equal to or          equal to or
              Fixed Charges Coverage Ratio - Required   greater than 1.25    greater than 1.50    greater than 1.50
              Fixed Charges Coverage Ratio - Actual                  1.45                 1.73                 1.94

      In 2001, Credit Agreement EBITDA losses in the Automotive Segment and the Technologies Segment were the principal reasons for the year over year deterioration. In 2000, Credit Agreement EBITDA gains in the Minerals segment was largely offset by reduced Credit Agreement EBITDA in the Technologies Segment. The Automotive Segment Credit Agreement EBITDA was flat from 1999 to 2000.

      Credit Agreement EBITDA Outlook for 2002

      The Company is projecting 2002 Credit Agreement EBITDA to be in a range of $93 million to $97 million, an increase of approximately 9% to 13% from 2001 Credit Agreement EBITDA. The increase is expected as a result of cost reduction initiatives across the Company and a reduction of new product launch costs in the Automotive Segment on relatively flat sales due to continued economic weakness.

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

      The following tables list the Company's contractual obligations and commercial commitments:

                                                                               Payments Due by Period
                                                                      Less than
Contractual Obligations (in millions of dollars)          Total        1 Year      1-3 Years    4-5 Years   Over 5 Years
------------------------------------------------        ----------    ----------   ---------    ----------  ------------
Long-term Debt .................................          $443.2        $42.0       $169.4        $11.8       $220.0
Operating Lease Commitments ....................            10.3          2.9          4.5          2.9           --
Preferred Stock ................................           141.9           --           --           --        141.9
Preferred Stock Dividends ......................            83.3           --         25.0         33.3         25.0
Environmental Liability ........................             6.8          1.4          5.4           --           --
                                                        ----------    ----------   ---------    ----------  ------------
Total Contractual Cash Obligations..............          $685.5        $46.3       $204.3        $48.0       $386.9
                                                        ==========    ==========   =========    ==========  ============

      Commencing March 1, 2003, dividends on the Company's Convertible Exchangeable Preferred Stock become cash payable at 11 3/4% per anum; the first semiannual dividend payment of $8.3 million is due September 1, 2003. If the Company does not pay cash dividends on the preferred stock, then holders of the preferred stock become entitled to elect a majority of the Board of Directors of Eagle-Picher Holdings. Dakruiter S.A., a company controlled by Granaria Holdings B.V., holds approximately 51.8% of the preferred stock and therefore Granaria Holdings would continue to be able to elect the entire Board of Directors of the Eagle-Picher Holdings. See Note H in item 8.

      The Company has a perpetual advisory and consulting agreement with a related party that requires an annual management fee of $1.75 million plus out-of-pocket expenses. See Item 13. These perpetual amounts are not reflected above, as there is no expiration date for the advisory and consulting agreement.

      The Company is involved in various stages of investigation and remediation related to environmental remediation projects at a number of sites as a result of past and present operations, including currently-owned and formerly-owned plants. Also, the Company has received notice that it may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as a Potentially Responsible Party at a number of sites ("Superfund Sites"). The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on the Company's experience with environmental remediation matters, the Company has accrued an aggregate amount of $15.0 included in Other Accrued Liabilities. There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Accordingly, future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company has included in the above table $6.8 million of contractual commitments based on its current remediation plans. The remaining commitments are not contractually committed and therefore not included in the above table. See Note N in Item 8.

                                                                               Amount of Commitment Expiration by Period

Other Commercial Commitments (in millions of               Total Amounts    Less than
dollars)                                                     Committed        1 Year     1-3 Years    4-5 Years    Over 5 Years
---------------------------------------------              -------------    ----------   ---------    ----------   ------------
Third-Party Guarantee- Trim Division............                $ 2.7         $ 2.7         $--           $--        $--
Third-party Guarantee- Transicoil ..............                  5.4           1.4         2.8           1.2         --
Stand-by Letters of Credit .....................                 36.4          36.4          --            --         --
                                                           -------------    ----------   ---------    ----------   ------------
Total Other Commercial Commitments .............                $44.5         $40.5         2.8          $1.2         --
                                                           =============    ==========   =========    ==========   ============

      The Company has provided a guarantee on certain receivables of its former Trim Division business to the buyer's lender. The Trim Division was sold in November 1998. The buyer of the business is currently in default on its debt; and the buyer's lender has demanded payment on the guarantee. The initial amount of the receivables guaranteed was $3.9 million. The buyer's lender has claimed that $2.7 million of the receivables remain uncollected, and has demanded payment of that amount plus interest from February 2001. The Company is currently investigating the amount of uncollected receivables and believes the actual amount of uncollected receivables may be less than $2.7 million.

      The Company is the guarantor on the lease of a building by its former Transicoil subsidiary which was sold in 1997. The Company believes the likelihood of being liable for the lease is remote. The original term of the lease expires in 2005; however, there are two five-year renewals terms that the Company has also guaranteed. The rent for the two five-year renewals is based upon the Consumer Price Index, at the time of renewal, should Transicoil not exercise its purchase option on the building. The amount of the guarantee for the current lease has been included in the table above; however, any potential commitments related to the two five-year renewals have not been disclosed as a commercial commitment in the above table as the buyer's intent is unknown at this time.

      The stand-by letters of credit are required by various governmental regulatory agencies and support the Company's obligations for environmental remediation, workers compensation and mining reclamation. Although the letters of credit expire by their terms within one year, the obligations they support extend into the future and it is expected that these letters of credit will be renewed annually.

      The Company is engaged in various litigation matters as further described in Item 3 above. It is not possible to quantify an estimate of the cost of such litigation matters at this time and they have not been included as other commercial commitments in the above table.

OTHER

      NEW ACCOUNTING STANDARDS

      In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted this statement for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for the year ended November 30, 2001; however the Statement was not applicable to the company until EPFC was established in the first quarter of 2002. See Note F in Item 8.

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

                                                                      EXPECTED MATURITY DATE
                                  --------------------------------------------------------------------------------------------------
(IN MILLIONS OF DOLLARS)          2002         2003        2004           2005          2006     THEREAFTER     TOTAL     FAIR VALUE
------------------------          ----         ----        ----           ----          ----     ----------     -----     ----------

LIABILITIES
Long-Term Debt
   Variable Rate Debt ($)         42.0         25.6        143.8          11.8            0            0        223.2        223.2
     Average Interest Rate         4.7%         4.8%         4.6%          1.9%           0            0          4.8%
   Fixed Rate ($) ........                                                                         220.0        220.0        114.0
     Average Interest Rate         9.4%         9.4%         9.4%          9.4%                      9.4%         9.4%         9.4%
INTEREST RATE DERIVATIVES
Interest Rate Swaps
   Variable to Fixed ($) .                                  90.0                                                 90.0         (4.8)
     Average Pay Rate ....        5.68%                                                                          5.68%
     Average Receive Rate         2.03%                                                                          2.03%

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

ITEM 8. FINANCIAL STATEMENTS

                           EAGLE-PICHER HOLDINGS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

                                                                           2001              2000             1999
                                                                       -------------    -------------     -------------
                                                                                   (IN THOUSANDS OF DOLLARS,
                                                                                    EXCEPT PER SHARE DATA)
NET SALES.....................................................         $     692,450    $     754,966     $     822,948
                                                                       -------------    -------------     -------------
OPERATING COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation shown
   separately below)..........................................               558,693          593,658           644,502
Selling and administrative....................................                51,077           59,357            67,871
Management compensation--special..............................                 3,125            1,560               556
Insurance settlement..........................................                    --          (16,000)               --
Restructuring.................................................                14,163               --                --
Divestitures..................................................                 2,105           (3,149)           21,407
Depreciation..................................................                42,617           41,313            43,842
Amortization of intangibles...................................                16,490           16,113            16,825
Other    .....................................................                   (98)            (174)               30
                                                                       -------------    -------------     -------------
                                                                             688,172          692,678           795,033
                                                                       -------------    -------------     -------------
OPERATING INCOME..............................................                 4,278           62,288            27,915
Interest expense..............................................               (40,105)         (43,989)          (45,475)
Other income..................................................                 3,913               96             3,560
                                                                       -------------    -------------     -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES.........               (31,914)          18,395           (14,000)
INCOME TAXES (BENEFIT)........................................               (10,016)           9,061              (546)
                                                                       -------------    -------------     -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS......................               (21,898)           9,334           (13,454)
DISCONTINUED OPERATIONS:
     Loss from operations of discontinued segment, net of
       income tax benefits of $900, $2,061 and $2,254.........                (1,657)          (3,724)           (4,133)
     Loss on disposal of business segment, including provision of
       $5,695 for operating losses during phase-out period,
       net of income tax benefits of $6,084...................               (30,416)              --                --
                                                                       -------------    -------------     -------------
NET INCOME (LOSS).............................................               (53,971)           5,610           (17,587)
PREFERRED STOCK DIVIDENDS ACCRETED............................               (13,282)         (11,848)          (10,569)
                                                                       -------------    -------------     -------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS........................         $     (67,253)   $      (6,238)    $     (28,156)
                                                                       =============    =============     =============
BASIC LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS:
       Loss from Continuing Operations........................         $      (35.84)   $       (2.53)    $      (24.03)
       Loss from Discontinued Operations......................                (32.67)           (3.73)            (4.13)
                                                                       -------------    -------------     -------------
     NET LOSS.................................................         $      (68.51)   $       (6.26)    $      (28.16)
                                                                       =============    =============     =============

          See accompanying notes to consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 2001 AND 2000

                                                                                            2001              2000
                                                                                        -------------     -------------
                                                                                            (IN THOUSANDS OF DOLLARS)
ASSETS

CURRENT ASSETS
Cash and cash equivalents.......................................................        $      24,620     $       7,467
Receivables, less allowances of $1,000 in 2001 and $1,072 in 2000...............              100,052            98,149
Income tax refund receivable....................................................                5,570             6,726
Inventories.....................................................................               75,344            83,519
Net assets of operations to be sold.............................................                3,258            44,080
Prepaid expenses................................................................                9,552             7,141
Deferred income taxes...........................................................               24,287            12,860
                                                                                        -------------     -------------
         Total Current Assets...................................................              242,683           259,942
                                                                                        -------------     -------------
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements......................................................               15,665            13,987
Buildings.......................................................................               68,749            60,822
Machinery and equipment.........................................................              243,272           216,996
Construction in progress........................................................               25,197            25,174
                                                                                        -------------     -------------
                                                                                              352,883           316,979
Less accumulated depreciation...................................................              136,128            90,975
                                                                                        -------------     -------------
         Net Property, Plant and Equipment......................................              216,755           226,004
EXCESS OF ACQUIRED NET ASSETS OVER COST,
net of accumulated amortization of $57,624 in 2001 and $41,799 in 2000..........              179,762           195,575
OTHER ASSETS....................................................................               86,711            86,178
                                                                                        -------------     -------------
         TOTAL ASSETS...........................................................        $     725,911     $     767,699
                                                                                        =============     =============

          See accompanying notes to consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 2001 AND 2000

                                                                                             2001             2000
                                                                                        -------------     -------------
                                                                                            (IN THOUSANDS OF DOLLARS,
                                                                                             EXCEPT PER SHARE DATA)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable................................................................        $      86,297     $      57,865
Long-term debt--current portion.................................................               41,957            65,358
Compensation and employee benefits..............................................               18,909            20,045
Income taxes....................................................................                1,209             2,682
Reorganization items............................................................                   --            10,550
Other accrued liabilities.......................................................               52,907            34,640
                                                                                        -------------     -------------
         Total Current Liabilities..............................................              201,279           191,140
LONG-TERM DEBT, less current portion............................................              401,169           392,573
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.....................................               17,873            17,489
DEFERRED INCOME TAXES...........................................................                6,277            10,278
OTHER LONG-TERM LIABILITIES.....................................................                9,882             7,218
                                                                                        -------------     -------------
         TOTAL LIABILITIES......................................................              636,480           618,698
                                                                                        -------------     -------------
11 3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE PREFERRED STOCK:
Authorized 50,000 Shares; issued and outstanding 14,191 Shares;
mandatorily redeemable @$10,000 per share on March 1, 2008......................              123,086           109,804
                                                                                        -------------     -------------
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock voting--$.01 par value each: authorized; issued and outstanding
     1,000,000 shares...........................................................                   10                --
Class A Common Stock, voting --$.01 par value each: authorized 625,001 shares;
     issued and outstanding 625,001 shares......................................                   --                 6
Class B Common Stock, nonvoting--$.01 par value each: authorized 374,999
     shares; issued and outstanding 374,999 shares..............................                   --                 4
Additional paid-in capital......................................................               99,991            99,991
Deficit.........................................................................             (123,393)          (56,140)
Accumulated other comprehensive income (loss)...................................               (5,730)           (2,293)
                                                                                        -------------     -------------
                                                                                              (29,122)           41,568
Treasury stock, at cost: 27,750 shares in 2001 and 11,500 shares in 2000........               (4,533)           (2,371)
                                                                                        -------------     -------------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIT)...................................              (33,655)           39,197
                                                                                        -------------     -------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)...................        $     725,911     $     767,699
                                                                                        =============     =============

          See accompanying notes to consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

                                                                           2001              2000             1999
                                                                       -------------    -------------     -------------
                                                                                   (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..........................................         $     (53,971)          $5,610     $     (17,587)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation and amortization........................                62,814           60,672            64,240
         Provisions for discontinued operations...............                30,416               --                --
         Divestitures.........................................                 2,105           (3,149)           21,407
         Changes in assets and liabilities, net of effects of
           acquisitions and divestitures:
         Receivables..........................................                  (773)           9,460              (466)
         Inventories..........................................                 8,175           (8,655)           (9,799)
         Deferred taxes.......................................                (9,344)           4,897            (9,400)
         Accounts payable.....................................                28,432           10,959            (1,102)
         Accrued liabilities..................................                 4,476          (23,384)           (8,901)
         Other................................................                (4,860)         (10,846)           (2,897)
                                                                       -------------    -------------     -------------
         Net cash provided by operating activities............                67,470           45,564            35,495
                                                                       -------------    -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of divisions...........................                     -           85,048            12,400
   Acquisitions...............................................                     -          (12,306)          (60,251)
   Capital expenditures.......................................               (36,544)         (41,367)          (44,485)
   Other .....................................................                  (247)           4,464              (610)
                                                                       -------------    -------------     -------------
         Net cash provided by (used in) investing activities..               (36,791)          35,839           (92,946)
                                                                       -------------    -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt................................               (20,795)         (24,374)         (140,776)
   Borrowings (repayments) under revolving credit agreements..                 6,229          (61,774)          187,614
   Purchase of treasury shares................................                (2,162)          (2,371)               --
   Other .....................................................                (1,120)             (51)           (1,905)
                                                                       -------------    -------------     -------------
         Net cash provided by (used in) financing activities..               (17,848)         (88,570)           44,933
                                                                       -------------    -------------     -------------
Net Cash provided by Discontinued Operations..................                 4,322            4,563             8,908
                                                                       -------------    -------------     -------------
Net increase (decrease) in cash and cash equivalents..........                17,153           (2,604)           (3,610)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..................                 7,467           10,071            13,681
                                                                       -------------    -------------     -------------
CASH AND CASH EQUIVALENTS, END OF YEAR........................         $      24,620           $7,467     $      10,071
                                                                       =============    =============     =============

          See accompanying notes to consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


                                                      CLASS A      CLASS B     ADDITIONAL
                                           COMMON     COMMON       COMMON       PAID-IN
                                            STOCK      STOCK        STOCK       CAPITAL     DEFICIT
                                          --------    --------     --------     --------    --------
                                                          (IN THOUSANDS OF DOLLARS)
BALANCE NOVEMBER 30, 1998 ............    $     --    $      6     $      4     $ 99,991    $( 21,746)
Comprehensive Income:
Net income ...........................          --          --           --           --     ( 17,587)
Foreign currency translation, net ....          --          --           --           --           --
Preferred stock dividend accretion ...          --          --           --           --     ( 10,569)
                                          --------    --------     --------     --------    -- ------
BALANCE NOVEMBER 30, 1999 ............          --           6            4       99,991     ( 49,902)

Comprehensive Income:
Net income ...........................          --          --           --           --        5,610
Foreign currency translation, net ....          --          --           --           --           --
Purchase of treasury stock ...........          --          --           --           --           --
Preferred stock dividend accretion ...          --          --           --           --     ( 11,848)
                                          --------    --------     --------     --------    -- ------
BALANCE NOVEMBER 30, 2000 ............          --           6            4       99,991     ( 56,140)

   Comprehensive Income:
     Net loss ........................          --          --           --           --     ( 53,971)
     Foreign currency translation, net          --          --           --           --           --
       Gains (losses) on foreign
       currency hedging and
       interest rate swap
       contracts .....................          --          --           --           --           --
   Amendment to Capital structure ....          10          (6)          (4)          --           --
   Purchase of treasury stock ........          --          --           --           --           --
   Preferred stock dividend accretion           --          --           --           --     ( 13,282)
                                          --------    --------     --------     --------    -- ------
BALANCE NOVEMBER 30, 2001 ............    $     10    $     --     $     --     $ 99,991    $(123,393)
                                          ========    ========     ========     ========    =========

                                          ACCUMULATED                 TOTAL
                                            OTHER                  SHAREHOLDERS'   TOTAL
                                        COMPREHENSIVE  TREASURY      EQUITY    COMPREHENSIVE
                                         INCOME(LOSS)   STOCK       (DEFICIT)  INCOME (LOSS)
                                          ----------   --------     --------   -------------
                                                        (IN THOUSANDS OF DOLLARS)
BALANCE NOVEMBER 30, 1998 ............    $  2,357     $     --     $ 80,612     $(12,007)
                                                                                 ========
Comprehensive Income:
Net income ...........................          --           --      (17,587)    $(17,587)
Foreign currency translation, net ....      (3,145)          --       (3,145)      (3,145)
Preferred stock dividend accretion ...          --           --      (10,569)          --
                                          --------     --------     --------     --------
BALANCE NOVEMBER 30, 1999 ............        (788)          --       49,311     $(20,732)
                                                                                 ========
Comprehensive Income:
Net income ...........................          --           --        5,610     $  5,610
Foreign currency translation, net ....      (1,505)          --       (1,505)      (1,505)
Purchase of treasury stock ...........          --       (2,371)      (2,371)          --
Preferred stock dividend accretion ...          --           --      (11,848)          --
                                          --------     --------     --------     --------
BALANCE NOVEMBER 30, 2000 ............      (2,293)      (2,371)      39,197     $  4,105
                                                                                 ========
   Comprehensive Income:
     Net loss ........................          --           --      (53,971)    $(53,971)
     Foreign currency translation, net       1,382           --        1,382        1,382
       Gains (losses) on foreign
       currency hedging and
       interest rate swap
       contracts .....................      (4,819)          --       (4,819)      (4,819)
   Amendment to Capital structure ....          --           --           --           --
   Purchase of treasury stock ........          --       (2,162)      (2,162)          --
   Preferred stock dividend accretion           --           --      (13,282)          --
                                          --------     --------     --------     --------
BALANCE NOVEMBER 30, 2001 ............    $(5,730)     $ (4,533)    $(33,655)    $(57,408)
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

         Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of SFAS 133." Under this guidance, all derivative instruments, including foreign currency exchange contracts and interest rate swaps, are recognized as assets or liabilities in the consolidated balance sheet at fair value.

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

         For interest rate swap contracts under which the Company agrees to pay fixed-rates of interest, these contracts are considered to be a hedge against changes in the amount of future cash flows associated with the Company's interest payments on variable-rate debt obligations. Accordingly, the interest rate swap contracts are designated as cash flow hedges and are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders' equity (as a component of Accumulated Other Comprehensive Income (loss)). These deferred gains and losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. The net effect of this accounting on the Company's operating results is that interest expense on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates.

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

  New Accounting Standards

         In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted this statement for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for the year ended November 30, 2001, however the statement was not applicable to the Company until the Eagle-Picher Funding Corporation, a qualifying special purpose entity, was established in the first quarter of 2002 (See Note F).

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

                                                                   1999
                                                               -------------
                                                                (UNAUDITED)
Net sales.............................................         $     944,800
Net loss..............................................         $     (18,000)
Net loss applicable to common shareholders............         $     (28,500)
Net loss per common share.............................         $      (28.50)
Average number of common shares.......................             1,000,000

  Divestitures

         The Company recognized amounts related to divestitures as follows:

                                                                           2001          2000           1999
                                                                         --------     -----------    ---------
Impairment of net assets of operations to be sold .....................  $     --     $    (6,000)   $  21,407
Gains on sales of divisions sold.......................................    (2,635)        (11,077)          --
Net losses recognized related to divisions sold in prior years.........     4,740          13,928           --
                                                                         --------     -----------    ---------
                                                                         $  2,105     $    (3,149)   $  21,407
                                                                         ========     ===========    =========

         On September 1, 1999, the Board of Directors approved a plan to explore the sale of several of the Company's smaller divisions and to focus on core businesses. In connection with this plan, the Company recorded a non-cash provision of $21,407 primarily related to the impairment of the recorded asset values because the expected net realizable value of certain of the divisions for sale was estimated to be insufficient to recover the related carrying values of those divisions. In addition, the Company indemnified the buyers for certain liabilities related to items such as environmental remediation and warranty issues. Liabilities for certain of these amounts had been previously recorded by the Company and additional amounts were recorded in 2000 when the divisions were sold. The divestiture of all divisions included in the plan was completed in 2000 and the aggregate net proceeds from all such transactions was $85,048. The aggregate net gain resulting from these transactions for the year ended November 30, 2000 was approximately $17,077 representing the reversal of asset impairment reserves of $6,000 and net gains of $11,077, which includes a gain of $3,737 recognized in the fourth quarter of 2000 resulting from a curtailment of the Company's pension and postretirement plans (see Note M) caused by the divestitures. In the fourth quarter of 2001, additional amounts totaling $937 were recorded for certain litigation related matters.

         An analysis of the asset impairment and other liabilities related to the 1999 divestiture plan, included in Other Accrued Liabilities in the consolidated balance sheets is as follows:

                                                                                 OTHER LIABILITIES
                                                     ASSET IMPAIRMENT          RELATED TO DIVESTITURES              TOTAL
                                                     ----------------          -----------------------              -----
Original Charges ...............................         $ 20,530                     $    877                     $ 21,407
     Amounts offset with asset values ..........          (10,440)                          --                      (10,440)
     Amounts transferred .......................           (4,090)                       4,090                           --
     Additional amounts recorded for transaction
         expenses and other items ..............               --                        3,459                        3,459
     Amounts spent .............................               --                       (5,600)                      (5,600)
     Amounts reversed ..........................           (6,000)                          --                       (6,000)
                                                         --------                     --------                     --------
Balance at November 30, 2000 ...................               --                        2,826                        2,826
     Additional amounts recorded ...............              180                          757                          937
     Amounts spent .............................               --                         (403)                        (403)
                                                         --------                     --------                     --------
Balance at November 30, 2001 ...................         $    180                     $  3,180                     $  3,360
                                                         ========                     ========                     ========

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

         An analysis of the additional liabilities related to the acquisitions occurring prior to 1999 included in Other Accrued Liabilities in the consolidated balance sheet is as follows:

                                                                            OTHER LIABILITIES
                                                ASSET IMPAIRMENT         RELATED TO DIVESTITURES              TOTAL
                                                ----------------         -----------------------             --------
Original Charges ...............                    $     --                    $ 13,928                     $ 13,928
     Amounts spent .............                          --                      (1,754)                      (1,754)
                                                    --------                    --------                     --------
Balance at November 30, 2000 ...                          --                      12,174                       12,174
     Additional amounts recorded                         800                       3,003                        3,803
     Amounts reversed ..........                          --                        (367)                        (367)
     Amounts spent .............                          --                      (1,160)                      (1,160)
                                                    --------                    --------                     --------
Balance at November 30, 2001 ...                    $    800                    $ 13,650                     $ 14,450
                                                    ========                    ========                     ========

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

C. RESTRUCTURING

         In the fourth quarter of 2001, the Company recorded asset write-downs and other charges totaling $14,163 in connection with a restructuring plan (the
Plan) announced in November 2001. The Plan primarily relocates the Company's corporate headquarters from Cincinnati, Ohio to Phoenix, Arizona and closes three plants in the Technologies segment as it eliminates certain product lines in the Special Purpose Battery category. The costs related to the Plan, which were recognized as a separate component of operating expenses in the fourth quarter of 2001, included approximately $5,425 related to the facilities, $5,044 related to involuntary severance of approximately 165 employees and $3,694 in other costs to exit business activities. The Company anticipates substantially completing the restructuring by year-end 2002.

         The facility costs of $5,425 include a non-cash adjustment of $1,250 to write down the carrying value of the three plants to their estimated fair value in holding them for sale. A non-cash charge of $2,325 represents the estimated loss on abandoning the machinery and equipment and other assets at the plant locations and corporate headquarters, and $1,850 represents an estimate of the total future lease commitments less estimated proceeds received from subleasing the various spaces. The asset impairment adjustments are recorded against Property Plant and Equipment and the liability for future lease commitments is included in Other Accrued Liabilities in the consolidated balance sheets.

         Approximately $202 of involuntary severance had been paid out as of year-end. The remaining $4,842 of severance is included in Other Accrued Liabilities.

         The other shutdown costs to exit the business consist primarily of $3,000 in non-cash charges related to inventory. The remaining $694 in other costs are included in Other Accrued Liabilities.

                                             FACILITIES         SEVERANCE            OTHER              TOTAL
                                             ----------         ---------           --------           --------
Original Charges ...................          $  5,425           $  5,044           $  3,694           $ 14,163
   Non-cash impairments ............            (3,575)                --             (3,000)            (6,575)
   Amounts spent ...................                --               (202)                --               (202)
                                              --------           --------           --------           --------
Accrual balance at November 30, 2001          $  1,850           $  4,842           $    694           $  7,386
                                              ========           ========           ========           ========

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

D. INVENTORIES

         Inventories consisted of:

                                                                                   2001             2000
                                                                               -----------       -----------
Raw materials and supplies.............................................        $    22,527       $    32,987
Work-in-process........................................................             34,504            37,237
Finished goods.........................................................             19,271            13,880
                                                                               -----------       -----------
                                                                                    76,302            84,104
Adjustment to state inventory at LIFO value............................               (958)             (585)
                                                                               -----------       -----------
                                                                               $    75,344       $    83,519
                                                                               ===========       ===========

         The percentage of inventories valued using the LIFO method was 84% in 2001 and 86% in 2000. The effects of liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years were not material.

E. OTHER ASSETS

         Other assets consisted of:

                                                                                   2001              2000
                                                                               -----------       -----------
Prepaid pension cost--Note M...........................................        $    54,676       $    51,391
Debt issuance costs, net of accumulated amortization of $12,568 in 2001
     and $8,861 in 2000................................................             14,887            17,715
Other..................................................................             17,148            17,072
                                                                               -----------       -----------
                                                                               $    86,711       $    86,178
                                                                               ===========       ===========

         The debt issuance costs are being amortized on a straight-line basis over the term of the related debt.

F. LONG-TERM DEBT, SHORT TERM BORROWINGS AND LEASE COMMITMENTS

         Long-term debt consisted of:

                                                                                   2001              2000
                                                                               -----------       -----------
Credit Agreement:
     Revolving Credit Facility
         5.03%, due 2004...............................................        $   142,000       $   105,660
Accounts Receivable Loan Agreement
     2.10%, due 2002...................................................             14,250            42,750
Term Loan
     5.03%, due 2003...................................................             47,739            66,834
Senior Subordinated Notes
     9 3/8%, due 2008..................................................            220,000           220,000
Industrial Revenue Bonds
     1.8% to 2.2%, due 2005............................................             17,000            18,700
Debt of Foreign Subsidiaries...........................................              2,137             3,987
                                                                               -----------       -----------
                                                                                   443,126           457,931
Less current portion...................................................             41,957            65,358
                                                                               -----------       -----------
Long-term debt, less current portion...................................        $   401,169       $   392,573
                                                                               ===========       ===========

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

         Several of the Company's foreign subsidiaries have entered into agreements with various banks which provide lines of credit totaling approximately $6,900 at November 30, 2001. At November 30, 2001, $2,137 of borrowings were outstanding leaving $4,751 in borrowing capacity. These agreements, which are unsecured, are either committed lines of credit expiring in 2002 or short-term money market or overdraft facilities, generally due on demand or within a year. The annual rates of interest on these lines of credit generally range from .75% to 1.5% over the banks' base rates. The commitment fees range from .35% to

..5% per annum on the unused portion of the committed facilities. These agreements also contain covenants which include minimum financial requirements. Certain of the Company's foreign subsidiaries did not meet the minimum financial requirement covenant of one of these credit facilities as of November 30, 2001; however, the Company has received the necessary waiver from the lender.

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

                           EAGLE-PICHER HOLDINGS, INC.

          SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)


                          YEAR ENDED NOVEMBER 30, 2001

                                                                GUARANTORS          NON-GUARANTORS
                                                                ----------
                                                       EAGLE-PICHER     SUBSIDIARY     FOREIGN
                                            ISSUER     HOLDING, INC.    GUARANTORS   SUBSIDIARIES    ELIMINATIONS     TOTAL
                                            ------     -------------    ----------   ------------    ------------     -----
                                                                       (IN THOUSANDS OF DOLLARS)
NET SALES
   Customers ........................     $  47,892      $      --      $ 555,614      $  88,944      $      --      $ 692,450
   Intercompany .....................        15,398             --         15,185                       (30,583)            --
OPERATING COSTS AND EXPENSES:
   Cost of products sold ............        35,492             --        481,374         72,410        (30,583)       558,693
   Selling & administrative .........        21,725              5         21,163          8,184             --         51,077
   Intercompany charges .............        (6,329)            --          6,537           (208)            --             --
   Depreciation .....................         3,752             --         35,611          3,254             --         42,617
   Amortization of intangibles ......         3,733             --         11,279          1,478             --         16,490
   Other ............................        12,024             --          7,375            (93)           (11)        19,295
                                          ---------      ---------      ---------      ---------      ---------      ---------
           Total ....................        70,397              5        563,339         85,025        (30,594)       688,172
                                          ---------      ---------      ---------      ---------      ---------      ---------
OPERATING INCOME (LOSS) .............        (7,107)            (5)         7,460          3,919             11          4,278
OTHER INCOME (EXPENSE)
   Interest expense .................       (11,227)            --        (36,006)          (586)         7,714        (40,105)
   Other income (expense) ...........         1,069             --          8,689          1,869         (7,714)         3,913
   Equity in earnings of consolidated
      subsidiaries ..................       (15,145)       (53,966)         2,183             --         66,928             --
                                          ---------      ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE TAXES ..........       (32,410)       (53,971)       (17,674)         5,202         66,939        (31,914)
INCOME TAXES (BENEFIT) ..............       (12,689)            --             (8)         2,681             --        (10,016)
                                          ---------      ---------      ---------      ---------      ---------      ---------
Income (Loss) from Continuing
   Operations .......................       (19,721)       (53,971)       (17,666)         2,521         66,939        (21,898)
Discontinued Operations .............       (32,073)            --             --             --             --        (32,073)
                                          ---------      ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) ...................     $ (51,794)     $ (53,971)     $ (17,666)     $   2,521      $  66,939      $ (53,971)
                                          =========      =========      =========      =========      =========      =========

                           EAGLE-PICHER HOLDINGS, INC.

                 SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS
                             AS OF NOVEMBER 30, 2001


                                                                  GUARANTORS          NON-GUARANTORS
                                                                  ----------
                                                         EAGLE-PICHER     SUBSIDIARY     FOREIGN
                                              ISSUER     HOLDING, INC.    GUARANTORS   SUBSIDIARIES    ELIMINATIONS     TOTAL
                                              ------     -------------    ----------   ------------    ------------     -----
                                                                         (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents ..............    $  17,145      $       1      $     471     $   6,936        $      67      $  24,620
Receivables, net .......................      (12,668)            --        103,168        15,122               --        105,622
Intercompany accounts receivable .......       46,674             --          3,559            65          (50,298)            --
Inventories ............................        4,129             --         59,704        12,882           (1,371)        75,344
Net assets of discontinued operations ..        3,610             --             --         5,954           (6,306)         3,258
Prepaid expenses .......................        1,378             --          6,152         2,887             (865)         9,552
Deferred income taxes ..................       24,287             --             --            --               --         24,287
                                            ---------      ---------      ---------     ---------        ---------      ---------
        Total current assets ...........       84,555              1        173,054        43,846          (58,773)       242,683
PROPERTY, PLANT & EQUIPMENT, NET .......       28,733             --        157,653        30,401              (32)       216,755
Investment in Subsidiaries .............       83,571         95,169         16,058            --         (194,798)            --
EXCESS OF ACQUIRED NET ASSETS OVER
   COST, NET ...........................       41,939             --        120,969        19,994           (3,140)       179,762
OTHER ASSETS ...........................       73,049             --         13,789        10,719          (10,846)        86,711
                                            ---------      ---------      ---------     ---------        ---------      ---------
   TOTAL ASSETS ........................    $ 311,847      $  95,170      $ 481,523     $ 104,960        $(267,589)     $ 725,911
                                            =========      =========      =========     =========        =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
Accounts payable .......................    $  16,156      $      --      $  62,171     $   7,970        $      --      $  86,297
Intercompany accounts payable ..........           76             --             48         7,404           (7,528)            --
Long-term debt--current portion ........       25,569             --         14,250         9,430           (7,292)        41,957
Income taxes ...........................         (283)            --             --         1,491                1          1,209
Other current liabilities ..............       42,342             --         26,363         3,111               --         71,816
                                            ---------      ---------      ---------     ---------        ---------      ---------
        Total current liabilities ......       83,860             --        102,832        29,406          (14,819)       201,279
LONG-TERM DEBT--LESS CURRENT PORTION ...      401,169             --         42,452            --          (42,452)       401,169
DEFERRED INCOME TAXES ..................        9,362             --             --            --           (3,085)         6,277
OTHER LONG-TERM LIABILITIES ............       25,911             19          1,000           825               --         27,755
                                            ---------      ---------      ---------     ---------        ---------      ---------
        TOTAL LIABILITIES ..............      520,302             19        146,284        30,231          (60,356)       636,480
Intercompany Accounts ..................     (288,578)            --        262,878        35,782          (10,082)            --
11 3/4% CUMULATIVE REDEEMABLE
   EXCHANGEABLE PREFERRED STOCK ........           --        123,086             --            --               --        123,086
SHAREHOLDERS' EQUITY (DEFICIT) .........       80,123        (27,935)        72,361        38,947         (197,151)       (33,655)
                                            ---------      ---------      ---------     ---------        ---------      ---------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY
        (DEFICIT) ......................    $ 311,847      $  95,170      $ 481,523     $ 104,960        $(267,589)     $ 725,911
                                            =========      =========      =========     =========        =========      =========

                           EAGLE-PICHER HOLDINGS, INC.

                         CONDENSED FINANCIAL INFORMATION

                 SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS
                          YEAR ENDED NOVEMBER 30, 2001

                                                                  GUARANTORS          NON-GUARANTORS
                                                                  ----------
                                                         EAGLE-PICHER     SUBSIDIARY     FOREIGN
                                              ISSUER     HOLDING, INC.    GUARANTORS   SUBSIDIARIES    ELIMINATIONS     TOTAL
                                              ------     -------------    ----------   ------------    ------------     -----
                                                                         (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss) ..................     $(51,794)     $(53,971)        $(17,666)     $  2,521       $ 66,939         $(53,971)
   Equity in earnings of consolidated
      subsidiaries ....................       15,145        53,966           (2,183)           --        (66,928)              --
   Depreciation and amortization ......       11,192            --           46,890         4,732             --           62,814
   Provision for discontinued
      operations ......................       30,416            --               --            --             --           30,416
   Divestitures .......................        2,105                                                                        2,105
   Adjustments to reconcile net income
      (loss) to cash provided by (used
      in) operating activities:
      Working capital and other .......        3,506             5           (3,737)       (1,797)        28,129           26,106
                                            --------      --------         --------      --------       --------         --------
      Net cash provided by operating
        activities ....................       10,570            --           23,304         5,456         28,140           67,470
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...............       (7,208)           --          (16,469)      (12,867)            --          (36,544)
   Other ..............................           26            --            3,753        (4,026)            --             (247)
                                            --------      --------         --------      --------       --------         --------
      Net cash provided by (used in)
        investing activities ..........       (7,182)           --          (12,716)      (16,893)            --          (36,791)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt ........      (20,795)           --           20,186            --        (20,186)         (20,795)
   Borrowings (repayments) on
      revolving credit agreement ......       36,340            --          (28,500)       (1,611)            --            6,229
   Other ..............................       (3,043)           --               --          (239)            --           (3,282)
                                            --------      --------         --------      --------       --------         --------
      Net cash provided by (used in)
        financing activities ..........       12,502            --           (8,314)       (1,850)       (20,186)         (17,848)
                                            --------      --------         --------      --------       --------         --------
      Net cash provided by discontinued
        operations ....................        4,322            --               --            --             --            4,322
                                            --------      --------         --------      --------       --------         --------
Increase (decrease) in cash & cash
   equivalents ........................       20,212            --            2,274       (13,287)         7,954           17,153
Intercompany accounts .................       (4,364)           --           (2,342)       15,910         (9,204)              --
CASH & CASH EQUIVALENTS,
   BEGINNING OF PERIOD ................        1,297             1              539         4,313          1,317            7,467
                                            --------      --------         --------      --------       --------         --------
CASH & CASH EQUIVALENTS,
   END OF PERIOD ......................     $ 17,145      $      1         $    471      $  6,936       $     67         $ 24,620
                                            ========      ========         ========      ========       ========         ========

                           EAGLE-PICHER HOLDINGS, INC.

          SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)

                          YEAR ENDED NOVEMBER 30, 2000

                                                                  GUARANTORS          NON-GUARANTORS
                                                                  ----------
                                                         EAGLE-PICHER     SUBSIDIARY     FOREIGN
                                              ISSUER     HOLDING, INC.    GUARANTORS   SUBSIDIARIES    ELIMINATIONS     TOTAL
                                              ------     -------------    ----------   ------------    ------------     -----
                                                                         (IN THOUSANDS OF DOLLARS)
NET SALES
   Customers .........................     $  74,650      $      --      $ 577,908      $ 102,408      $      --      $ 754,966
   Intercompany ......................        16,470             --         12,856          9,997        (39,323)            --
OPERATING COSTS AND EXPENSES:
   Cost of products sold (exclusive of
      depreciation) ..................        55,066             --        481,662         96,168        (39,238)       593,658
   Selling and administrative ........        25,628              9         24,144          9,874           (298)        59,357
   Intercompany charges ..............       (11,370)            --         11,370           (298)           298             --
   Management compensation--
      special ........................         1,560                                                                      1,560
   Depreciation ......................         4,155             --         32,998          4,160             --         41,313
   Insurance settlement ..............       (16,000)                                                                   (16,000)
   Amortization of intangibles .......         4,073             --         10,642          1,398             --         16,113
   Divestitures ......................        14,965             --         (3,870)       (14,244)            --         (3,149)
   Other .............................           (36)            --           (187)             6             43           (174)
                                           ---------      ---------      ---------      ---------      ---------      ---------
           Total .....................        78,041              9        556,759         97,064        (39,195)       692,678
                                           ---------      ---------      ---------      ---------      ---------      ---------
OPERATING INCOME (LOSS) ..............        13,079             (9)        34,005         15,341           (128)        62,288
OTHER INCOME (EXPENSE)
   Interest expense ..................       (16,311)            --        (31,969)        (4,027)         8,318        (43,989)
   Other income (expense) ............         1,247             --          7,790           (623)        (8,318)            96
   Equity in earnings of consolidated
      subsidiaries ...................        13,538          5,619          1,920             --        (21,077)            --
                                           ---------      ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE TAXES ...........        11,553          5,610         11,746         10,691        (21,205)        18,395
INCOME TAXES (BENEFIT) ...............         2,082             --          6,099            880             --          9,061
                                           ---------      ---------      ---------      ---------      ---------      ---------
Income (Loss) from Continuing
   Operations ........................         9,471          5,610          5,647          9,811        (21,205)         9,334
Discontinued Operations ..............        (3,724)            --             --             --             --         (3,724)
                                           ---------      ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) ....................     $   5,747      $   5,610      $   5,647      $   9,811      $ (21,205)     $   5,610
                                           =========      =========      =========      =========      =========      =========

                           EAGLE-PICHER HOLDINGS, INC.

                 SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS

                             AS OF NOVEMBER 30, 2000

                                                                GUARANTORS          NON-GUARANTORS
                                                                ----------
                                                       EAGLE-PICHER     SUBSIDIARY     FOREIGN
                                           ISSUER      HOLDING, INC.    GUARANTORS   SUBSIDIARIES    ELIMINATIONS     TOTAL
                                           ------      -------------    ----------   ------------    ------------     -----
                                                                       (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents ..........     $   1,297     $       1       $     539     $   4,313       $   1,317      $   7,467
Receivables, net ...................         3,139            --          84,004        17,732              --        104,875
Intercompany accounts receivable ...        22,266            --           9,768           980         (33,014)            --
Inventories ........................         4,919            --          67,299        12,630          (1,329)        83,519
Net assets of operations to be sold         44,080            --              --            --              --         44,080
Prepaid expenses ...................           906            --           4,999         1,503            (267)         7,141
Deferred income taxes ..............        12,860            --              --            --              --         12,860
                                         ---------     ---------       ---------     ---------       ---------      ---------
        Total current assets .......        89,467             1         166,609        37,158         (33,293)       259,942
PROPERTY, PLANT & EQUIPMENT, NET ...        21,838            --         181,898        22,311             (43)       226,004
Investment in Subsidiaries .........       124,495       151,302          12,377            --        (288,174)            --
EXCESS OF ACQUIRED NET ASSETS OVER
   COST, NET .......................        45,673            --         131,637        21,404          (3,139)       195,575
Other Assets .......................        64,119            --          17,799        14,374         (10,114)        86,178
                                         ---------     ---------       ---------     ---------       ---------      ---------
        TOTAL ASSETS ...............     $ 345,592     $ 151,303       $ 510,320     $  95,247       $(334,763)     $ 767,699
                                         =========     =========       =========     =========       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable ...................     $  10,987     $      --       $  42,119     $   4,759       $      --      $  57,865
Intercompany accounts payable ......            92            --              --         9,327          (9,419)            --
Long-term debt--current portion ....        20,795            --          42,750         1,813              --         65,358
                                         ---------     ---------       ---------     ---------       ---------      ---------
Income taxes .......................         2,162            --              --           520              --          2,682
Other current liabilities ..........        41,092            --          22,046         2,364            (267)        65,235
        Total current liabilities ..        75,128            --         106,915        18,783          (9,686)       191,140
LONG-TERM DEBT--LESS CURRENT PORTION       390,398            --          22,266         2,175         (22,266)       392,573
DEFERRED INCOME TAXES ..............        11,512            --              --            --          (1,234)        10,278
OTHER LONG-TERM LIABILITIES ........        22,075            14           1,000         1,618              --         24,707
                                         ---------     ---------       ---------     ---------       ---------      ---------
        TOTAL LIABILITIES ..........       499,113            14         130,181        22,576         (33,186)       618,698
Intercompany Accounts ..............      (290,399)           --         290,081        36,777         (36,459)            --
11 3/4% CUMULATIVE REDEEMABLE
   EXCHANGEABLE PREFERRED STOCK ....            --       109,804              --            --              --        109,804
SHAREHOLDERS' EQUITY ...............       136,878        41,485          90,058        35,894        (265,118)        39,197
                                         ---------     ---------       ---------     ---------       ---------      ---------
      TOTAL LIABILITIES &
        SHAREHOLDERS' EQUITY .......     $ 345,592     $ 151,303       $ 510,320     $  95,247       $(334,763)     $ 767,699
                                         =========     =========       =========     =========       =========      =========

                           EAGLE-PICHER HOLDINGS, INC.

            SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS

                          YEAR ENDED NOVEMBER 30, 2000

                                                                      GUARANTORS          NON-GUARANTORS
                                                                      ----------
                                                             EAGLE-PICHER     SUBSIDIARY     FOREIGN
                                                 ISSUER      HOLDING, INC.    GUARANTORS   SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                 ------      -------------    ----------   ------------    ------------     -----
                                                                               (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss) .....................     $  5,747       $  5,610       $  5,647      $  9,811       $(21,205)       $  5,610
   Adjustments to reconcile net income
      (loss) to cash provided by (used in)
      operating activities:
      Equity in earnings (loss) of
        consolidated subsidiaries ........      (13,538)        (5,619)        (1,920)           --         21,077              --
      Depreciation and amortization ......       11,474             --         43,640         5,558             --          60,672
      Divestitures .......................       14,965             --         (3,870)      (14,244)            --          (3,149)
      Changes in assets and liabilities,
        net of effect of acquisitions and
        divestitures .....................      (22,043)             9         11,230       (17,558)        10,793         (17,569)
                                               --------       --------       --------      --------       --------        --------
        Net cash provided by (used in)
           operating activities ..........       (3,395)            --         54,727       (16,433)        10,665          45,564
                                               --------       --------       --------      --------       --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of divisions ......       47,002             --         10,430        27,616             --          85,048
   Acquisition of divisions ..............           --             --        (12,306)           --             --         (12,306)
   Capital expenditures ..................       (6,183)            --        (30,320)       (4,864)            --         (41,367)
   Other .................................        6,871             --            876        (2,871)          (412)          4,464
                                               --------       --------       --------      --------       --------        --------
      Net cash provided by (used in)
        investing activities .............       47,690             --        (31,320)       19,881           (412)         35,839
                                               --------       --------       --------      --------       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt ...........      (24,374)            --             --            --             --         (24,374)
   Purchase of Treasury Stock ............       (2,371)                                                                    (2,371)
   Net borrowings (repayments) under
      revolving credit agreements ........      (30,340)            --        (21,000)      (10,434)            --         (61,774)
   Other .................................          (51)            --             --            --             --             (51)
                                               --------       --------       --------      --------       --------        --------
      Net cash financing activities ......      (57,136)            --        (21,000)      (10,434)            --         (88,570)
                                               --------       --------       --------      --------       --------        --------
Net cash provided by discontinued
   operations ............................        4,563             --             --            --             --           4,563
                                               --------       --------       --------      --------       --------        --------
Increase (decrease) in cash and
   cash equivalents ......................       (8,278)            --          2,407        (6,986)        10,253          (2,604)
Intercompany accounts ....................        5,511             --         (2,738)        6,211         (8,984)             --
CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD ............................        4,064              1            870         5,088             48          10,071
                                               --------       --------       --------      --------       --------        --------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD .........................     $  1,297       $      1       $    539      $  4,313       $  1,317        $  7,467
                                               ========       ========       ========      ========       ========        ========

                           EAGLE-PICHER HOLDINGS, INC.

          SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)

                          YEAR ENDED NOVEMBER 30, 1999

                                                                      GUARANTORS          NON-GUARANTORS
                                                                      ----------
                                                             EAGLE-PICHER     SUBSIDIARY     FOREIGN
                                                 ISSUER      HOLDING, INC.    GUARANTORS   SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                 ------      -------------    ----------   ------------    ------------     -----
                                                                               (IN THOUSANDS OF DOLLARS)
NET SALES
   Customers ............................     $ 125,535      $      --       $ 582,723      $ 114,690      $      --      $ 822,948
   Intercompany .........................        12,619             --          15,551         11,249        (39,419)            --
OPERATING COSTS AND EXPENSES:
   Cost of products sold (exclusive
      of depreciation) ..................        90,674             --         482,892        110,331        (39,395)       644,502
   Selling and administrative ...........        33,765              5          22,701         11,599           (199)        67,871
   Management compensation--
      special ...........................           556             --              --             --             --            556
   Impairment of net assets of operations
      to be sold ........................         9,630             --           1,635         10,142             --         21,407
   Intercompany charges .................        (9,816)            --           9,817           (200)           199             --
   Depreciation .........................         5,897             --          32,977          4,968             --         43,842
   Amortization of intangibles ..........         5,434             --          10,420            971             --         16,825
   (Gain) loss on sale of assets ........          (107)            --             109             28             --             30
                                              ---------      ---------       ---------      ---------      ---------      ---------
           Total ........................       136,033              5         560,551        137,839        (39,395)       795,033
                                              ---------      ---------       ---------      ---------      ---------      ---------
OPERATING INCOME (LOSS) .................         2,121             (5)         37,723        (11,900)           (24)        27,915
OTHER INCOME (EXPENSE)
   Interest expense .....................       (17,662)            --         (24,709)        (4,297)         1,193        (45,475)
   Other income (expense) ...............         1,070             --           3,596             87         (1,193)         3,560
   Equity in earnings (loss) of
      consolidated subsidiaries .........       (10,957)       (17,587)            416             --         28,128             --
                                              ---------      ---------       ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE TAXES ..............       (25,428)       (17,592)         17,026        (16,110)        28,104        (14,000)
INCOME TAXES (BENEFIT) ..................       (12,419)            --           9,679          2,194             --           (546)
                                              ---------      ---------       ---------      ---------      ---------      ---------
Income (Loss) from Continuing
   Operations ...........................       (13,009)       (17,592)          7,347        (18,304)        28,104        (13,454)
Discontinued Operations .................        (4,133)            --              --             --             --         (4,133)
                                              ---------      ---------       ---------      ---------      ---------      ---------
NET INCOME (LOSS) .......................     $ (17,142)     $ (17,592)      $   7,347      $ (18,304)     $  28,104      $ (17,587)
                                              =========      =========       =========      =========      =========      =========

                           EAGLE-PICHER HOLDINGS, INC.

            SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS

                          YEAR ENDED NOVEMBER 30, 1999

                                                                      GUARANTORS          NON-GUARANTORS
                                                                      ----------
                                                             EAGLE-PICHER     SUBSIDIARY     FOREIGN
                                                 ISSUER      HOLDING, INC.    GUARANTORS   SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                 ------      -------------    ----------   ------------    ------------     -----
                                                                               (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss) .....................     $ (17,142)     $ (17,592)     $   7,347      $ (18,304)     $  28,104      $ (17,587)
   Adjustments to reconcile net income
      (loss) to cash provided by (used in)
      operating activities:
   Equity in earnings (loss) of
      consolidated subsidiaries ..........        10,957         17,587           (416)            --        (28,128)            --
   Depreciation and amortization .........        14,694             --         43,607          5,939             --         64,240
   Impairment of net assets of
      operations to be sold ..............         9,630             --          1,635         10,142             --         21,407
   Changes in assets and liabilities,
      net of effect of acquisitions and
      divestitures .......................       (20,966)             5        (23,676)          (993)        13,065        (32,565)
                                               ---------      ---------      ---------      ---------      ---------      ---------
      Net cash provided by (used in)
        operating activities .............        (2,827)            --         28,497         (3,216)        13,041         35,495
                                               ---------      ---------      ---------      ---------      ---------      ---------
Cash Flows From Investing Activities:
   Proceeds from sale of division ........        12,400             --             --             --             --         12,400
   Acquisition of division ...............            --             --        (60,251)            --             --        (60,251)
   Capital expenditures ..................        (2,686)            --        (31,986)        (9,813)            --        (44,485)
   Other .................................         2,312             --            617         (1,589)        (1,950)          (610)
                                               ---------      ---------      ---------      ---------      ---------      ---------
      Net cash provided by (used in)
        investing activities .............        12,026             --        (91,620)       (11,402)        (1,950)       (92,946)
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Reduction of long-term debt ...........      (140,776)            --             --             --             --       (140,776)
   Borrowings(repayments)under
      revolving credit agreements ........       116,175             --         63,750          7,689             --        187,614
   Other .................................           (54)            --         (1,851)            --             --         (1,905)
                                               ---------      ---------      ---------      ---------      ---------      ---------
      Net cash provided by (used in)
        financing activities .............       (24,655)            --         61,899          7,689             --         44,933
                                               ---------      ---------      ---------      ---------      ---------      ---------
      Net cash provided by discontinued
        operations .......................         8,908             --             --             --             --          8,908
                                               ---------      ---------      ---------      ---------      ---------      ---------
   Increase (decrease) in cash and cash
      equivalents ........................        (6,548)            --         (1,224)        (6,929)        11,091         (3,610)
   Intercompany accounts .................         3,148             --          1,382          6,892        (11,422)            --
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD ...................         7,464              1            712          5,125            379         13,681
                                               ---------      ---------      ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD .........................     $   4,064      $       1      $     870      $   5,088      $      48      $  10,071
                                               =========      =========      =========      =========      =========      =========

H.  11 3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE PREFERRED STOCK

           The Company has 14,191 shares of 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock outstanding. The Preferred Stock had an initial liquidation preference at February 24, 1998 of $5,637.70 per share which accretes during the first five years after issuance at 11 3/4% per annum, compounded semiannually, ultimately reaching $10,000 per share on March 1, 2003. No dividends will accrue prior to March 1, 2003, but will be cumulative at 11 3/4% per annum thereafter. Beginning March 1, 2003, the holders of preferred stock shall be entitled to receive, when and as declared by the Board of Directors, cash dividends at a rate per annum equal to 11 3/4%. Such dividends shall be payable in arrears in equal amounts semiannually.

           Future accretion and dividends are as follows:

        Fiscal Year                                       Accretion    Dividends
        -----------                                       ---------    ---------
         2002 ........................................     $14,887     $    --
         2003 ........................................       3,937       8,337
         2004 ........................................          --      16,674
         2005 ........................................          --      16,674
         2006 ........................................          --      16,674
         2007 ........................................          --      16,674
         2008 ........................................          --       8,337
                                                           -------     -------
                                                           $18,824     $83,370
                                                           =======     =======


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

J.  INCOME TAXES

           The sources of income (loss) from continuing operations before income taxes (benefit) are as follows:

                    2001          2000          1999
                  --------      --------      --------

United States     $(39,337)     $ 11,067      $(12,509)
Foreign .....        7,423         7,328        (1,491)
                  --------      --------      --------
                  $(31,914)     $ 18,395      $(14,000)
                  ========      ========      ========

           The following is a summary of the components of income taxes (benefit) from continuing operations:

                                 2001          2000          1999
                               --------      --------      --------
Current:
           Federal .......     $ (5,066)     $  1,445      $  4,300
           Foreign .......        2,700           900         2,200
           State and local         (700)           60           100
                               --------      --------      --------
                                 (3,066)        2,405         6,600
                               --------      --------      --------
Deferred:
           Federal .......       (6,950)        6,916        (6,696)
           Other .........           --          (260)         (450)
                               --------      --------      --------
                                 (6,950)        6,656        (7,146)
                               --------      --------      --------
                               $(10,016)     $  9,061      $   (546)
                               ========      ========      ========

           The differences between the total income tax expense from operations and the income tax expense computed using the Federal income tax rate were as follows:

                                                             2001          2000          1999
                                                           --------      --------      --------

Income tax expense (benefit) at Federal statutory rate     $(11,170)     $  6,438      $ (4,900)
Foreign taxes rate differential ......................           --        (2,500)        1,300
State and local taxes, net of Federal benefit ........         (100)           --           100
Non-deductible amortization and other items relating
     to excess of acquired net assets over cost ......          700         5,400         2,300
Other ................................................          554          (277)          654
                                                           --------      --------      --------
Total income tax expense (benefit) ...................     $(10,016)     $  9,061      $   (546)
                                                           ========      ========      ========

           Components of deferred tax balances as of November 30 are as follows:

                                                                    2001          2000
                                                                  --------      --------
Current deferred tax assets attributable to:
      Accrued liabilities ...................................     $ 15,442      $ 11,371
      Reserve for discontinued operations and restructuring .       14,210            --
      Other .................................................        1,135         1,489
                                                                  --------      --------
      Current deferred tax asset ............................       30,787        12,860
      Valuation allowance ...................................       (6,500)           --
                                                                  --------      --------
      Current deferred tax asset, net of valuation allowance        24,287        12,860
                                                                  --------      --------
Noncurrent deferred tax assets (liabilities) attributable to:
      Property, plant and equipment .........................      (10,857)      (10,808)
      Prepaid pension .......................................      (19,137)      (17,987)
      Net operating loss carryforwards ......................        6,564         1,568
      Alternative minimum tax credit carryforwards ..........        5,963        10,319
      Amortization of intangibles ...........................        5,879         2,334
      Other .................................................        5,311         4,296
                                                                  --------      --------
           Noncurrent deferred tax liability, net ...........       (6,277)      (10,278)
                                                                  --------      --------
           Net deferred tax asset ...........................     $ 18,010      $  2,582
                                                                  ========      ========

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

L.  MANAGEMENT COMPENSATION--SPECIAL

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

                                                     PENSION BENEFITS                     POSTRETIREMENT BENEFITS
                                                     ----------------                     -----------------------
                                             2001          2000          1999          2001         2000         1999
                                           --------      --------      --------      --------     --------     --------
Service cost--benefits earned during
   the period ........................     $  4,790      $  5,006      $  5,659      $    546     $    519     $    546
Interest cost on projected benefit
   obligations .......................       15,314        15,662        14,754         1,271        1,191        1,149
Expected return on plan assets .......      (24,152)      (23,831)      (22,834)           --           --           --
Net amortization and deferral ........          210           107            68            --           --           --
                                           --------      --------      --------      --------     --------     --------
Net periodic cost (income) ...........       (3,838)       (3,056)       (2,353)     $  1,817     $  1,710     $  1,695
                                                                                     ========     ========     ========
Supplemental executive retirement plan          552          (260)        1,298
Other retirement plans ...............        1,131         1,228         1,125
                                           --------      --------      --------
      Total cost of (income from)
        providing retirement benefits      $ (2,155)     $ (2,088) $         70
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

                                                                       PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                                                       ----------------           -----------------------
                                                                      2001           2000           2001           2000
                                                                    ---------      ---------      ---------      ---------
Change in Benefit Obligations:
Benefit Obligation, beginning of year .........................     $ 222,353      $ 213,740      $  17,549      $  16,444
Service cost ..................................................         4,790          5,006            546            519
Interest cost .................................................        15,314         15,662          1,270          1,191
Amendments ....................................................           644          1,096             --             --
Actuarial (gain)/loss .........................................       (10,166)         3,418         (1,424)         1,549
Divestitures and other ........................................           109         (3,444)            --           (569)
Plan participant's contributions ..............................            --             --            700            547
Benefits paid .................................................       (13,228)       (13,125)        (2,132)        (2,132)
                                                                    ---------      ---------      ---------      ---------
Benefit obligation, end of year ...............................       219,816        222,353         16,509         17,549
                                                                    ---------      ---------      ---------      ---------
Change in Plan Assets:
Fair value of plan assets, beginning of year ..................       267,410        270,592             --             --
Actual return on plan assets ..................................         9,922          9,943             --             --
Employer contributions ........................................            --             --          1,432          1,585
Plan participants' contributions ..............................            --             --            700            547
Benefits paid .................................................       (13,228)       (13,125)        (2,132)        (2,132)
                                                                    ---------      ---------      ---------      ---------
Fair value of plan assets, end of year ........................       264,104        267,410             --             --
                                                                    ---------      ---------      ---------      ---------
Funded status .................................................        44,288         45,057        (16,509)       (17,549)
Unrecognized actuarial (gain)/loss ............................         8,052          4,485         (1,364)            60
Unrecognized prior service cost ...............................         2,336          1,849             --             --
                                                                    ---------      ---------      ---------      ---------
Net prepaid benefit cost (accrued benefit liability recognized)     $  54,676      $  51,391      $ (17,873)     $ (17,489)
                                                                    =========      =========      =========      =========

           Weighted average assumptions as of November 30:

                                             PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                             ----------------        -----------------------
                                             2001         2000             2001     2000
                                           -------      -------            ----     ----

Discount rate ........................       7.25%        7.25%            7.25%    7.25%
Expected rate of return on plan assets       9.25%        9.00%            N/A      N/A
Rate of compensation increase ........       3.00%        4.20%            N/A      N/A

           Postretirement benefit costs were estimated assuming retiree health care costs would initially increase at a 7% annual rate which decreases to an ultimate rate of 5.75% for 2004 and remain at that level thereafter. If this annual trend rate would increase by 1%, the accumulated postretirement obligation as of November 30, 2001 would increase by $1,443 with a corresponding increase of $209 in the postretirement benefit expense in 2001. A 1% decrease in this annual trend rate would decrease the accumulated postretirement benefit obligation by $1,202 and the postretirement benefit expense by $170 in 2001.

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

           On September 25, 2001, Andries Ruijssenaars, former President and Chief Executive Officer of the Company, filed a lawsuit against the Company, certain of its directors and ABN AMRO Bank in the U.S. District Court for the Southern District of Ohio, Western Division, relating to the purchase of Mr. Ruijssenaars' common stock in the Company and his benefits under EPI's Supplemental Executive Retirement Plan (SERP). Mr. Ruijssenaars claims that the per share price for 2001 under the Company's Incentive Stock Plan, which is generally applicable to all Plan participants and results in approximately $2.8 million for Mr. Ruijssenaars' 30,000 shares of common stock, was not correctly determined and claims approximately $4.7 million for his shares. Mr. Ruijssenaars' lawsuit also challenges a rule adopted by the committee for the Plan deferring the obligation of the Company to repurchase stock in the event contracts to which the Company is a party, including its debt agreements, restrict such repurchase. See "Incentive Stock Plan" under Item 11 below.

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

           The Company's continuing foreign operations are located primarily in Europe and in Mexico. Intercompany transactions with foreign operations are made at established transfer prices. Information regarding the Company's domestic and foreign sales, operating income and identifiable assets follows:

                                                                    UNITED                    TRANSFER SALES/
                                                                    STATES         FOREIGN     ELIMINATIONS    CONSOLIDATED
                                                                    ------         -------     ------------    ------------
YEAR ENDED NOVEMBER 30, 2001
Sales .......................................................     $  633,189      $  88,994      $ (29,683)     $ 692,450
                                                                   =========      =========      =========      =========
Income (loss) from continuing operations before taxes .......        (31,925)         5,202         (5,191)       (31,914)
                                                                   =========      =========      =========      =========
Identifiable assets .........................................      $ 690,161      $ 104,960      $ (69,210)       725,911
                                                                   =========      =========      =========      =========
YEAR ENDED NOVEMBER 30, 2000
Sales .......................................................        681,203      $ 102,411      $ (28,648)     $ 754,966
                                                                   =========      =========      =========      =========
Income (loss) from continuing operations before taxes .......      $  10,588      $   7,653      $     154      $  18,395
                                                                   =========      =========      =========      =========
Identifiable assets .........................................      $ 744,000      $  90,733      $ (67,036)     $ 767,699
                                                                   =========      =========      =========      =========
YEAR ENDED NOVEMBER 30, 1999
Sales .......................................................        735,357      $ 114,690      $ (27,099)     $ 822,948
                                                                   =========      =========      =========      =========
Income (loss) from continuing operations before taxes .......      $ (16,732)     $ (15,573)     $  18,305      $ (14,000)
                                                                   =========      =========      =========      ---------
Identifiable assets .........................................      $ 780,592      $  83,307      $ (29,952)     $ 833,947
                                                                    =========      =========      =========      =========

SEGMENT INFORMATION
(In millions of dollars)

                                     2001         2000         1999
                                  -------      -------      -------
SALES
Precision Machined Components     $ 353.2      $ 374.1      $ 350.7
Rubber Coated Metal Products         74.1         82.3         83.1
                                  -------      -------      -------
               Automotive           427.3        456.4        433.8

Special Purpose Batteries           110.1        102.8        113.6


Specialty Materials                  49.9         46.9         46.1

Other Technologies Products          40.3         41.7         38.8
                                  -------      -------      -------
               Technologies         200.3        191.4        198.5

Minerals                             65.7         65.1         61.7

Divested Divisions                     --         42.8        130.0

Corporate/Intersegment               (0.8)        (0.7)        (1.1)
                                  -------      -------      -------
                                  $ 692.5      $ 755.0      $ 822.9
                                  =======      =======      =======




                                2001         2000         1999
                               -------      -------      -------
PRE-TAX INCOME (LOSS) FROM
CONTINUING OPERATIONS
Automotive                     $ (10.6)     $   7.4      $  10.9
Technologies                     (13.5)         (.4)        11.7

Minerals                           1.4           .3         (4.1)
Divested Divisions                (2.1)        (1.1)       (27.1)
Corporate/Intersegment            (7.1)        12.2         (5.4)
                               -------      -------      -------
                               $ (31.9)     $  18.4      $ (14.0)
                               =======      =======      =======

                                 2001        2000        1999
                               -------     -------     -------
DEPRECIATION AND
AMORTIZATION
   Automotive ............     $  38.8     $  34.7     $  32.7
   Technologies ..........        14.6        14.4        13.4
   Minerals ..............         5.5         5.7         6.4
   Divested Divisions ....          --         2.4         8.0
   Corporate/Intersegment           .2          .2          .2
                               -------     -------     -------
                               $  59.1     $  57.4     $  60.7
                               =======     =======     =======

INTEREST EXPENSE
   Automotive ............     $  19.8     $  18.8     $  17.1
   Technologies ..........        14.1        13.9        11.6
   Minerals ..............         2.7         3.3         3.3
   Divested Divisions ....          --         2.1         5.0
   Corporate/
      Intersegment .......         3.5         5.9         8.5
                               -------     -------     -------
                               $  40.1     $  44.0     $  45.5
                               =======     =======     =======


                                     2001        2000        1999
                                   -------     -------     -------

CAPITAL EXPENDITURES
     Automotive ..............     $  28.0     $  34.2     $  26.7
     Technologies ............         5.5         3.3         6.3
     Minerals ................         2.6         2.1         2.8
     Divested Divisions ......          --         1.4         8.4
     Corporate/Intersegment ..          .4          .4          .3
                                   -------     -------     -------
                                   $  36.5     $  41.4     $  44.5
                                   =======     =======     =======

IDENTIFIABLE ASSETS
     Automotive ..............     $ 334.4     $ 350.6     $ 350.1
     Technologies ............       206.0       222.7       210.3
     Minerals ................        52.0        54.8        58.4
     Divested Divisions ......          --          --        64.2
     Corporate/Intersegment/
       Discontinued Operations       133.5       139.6       150.9
                                   -------     -------     -------
                                   $ 725.9     $ 767.7     $ 833.9
                                   =======     =======     =======

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

NAME                                 AGE             POSITION
----                                 ---             --------
Joel P. Wyler.................       52    Director, Chairman of the Board
Daniel C. Wyler...............       50    Director
Dr. Wendelin Wiedeking........       49    Director
Dr. Paul G. Kaminski..........       59    Director
Albert Iedema.................       41    Director, Senior Vice President and Chief Financial Officer
John H. Weber.................       45    Director, President and Chief Executive Officer
David G. Krall................       40    Senior Vice President, General Counsel and Secretary
Jeffrey D. Sisson.............       45    Senior Vice President of Human Resources
Thomas R. Pilholski...........       46    Senior Vice President and Chief Financial Officer (effective
                                           February 18, 2002)
John F. Sullivan..............       59    Vice President and Controller
David N. Evans................       48    Vice President and Director of Taxes
Tom B. Scherpenberg...........       42    Treasurer


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

                           SUMMARY COMPENSATION TABLE

                                                                               ANNUAL COMPENSATION
                                                  FISCAL                      ---------------------
                                                   YEAR      OTHER ANNUAL    ALL OTHER
NAME AND PRINCIPAL POSITION                       ENDED        SALARY($)     BONUS($)(1)  COMPENSATION(2)  (COMPENSATION($)(3)
---------------------------                      --------     ---------      -----------  ---------------  -------------------
John H. Weber(4) ....................            11/30/01      225,000               --           --                4,182
President and Chief Executive Officer
Andries Ruijssenaars(5) .............            11/30/01      198,610               --           --            1,883,974
   Former President and .............            11/30/00      575,000               --      179,528              465,125
   Chief Executive Officer ..........            11/30/99      575,000               --      448,812              697,814
Philip F. Schultz(6) ................            11/30/01      290,000          125,000           --              306,644
   Former Interim President .........            11/30/00      265,000               --           --                  903
   And Chief Executive Officer ......            11/30/99       34,144          259,963      192,664                   --
David G. Krall ......................            11/30/01      221,666          115,000           --                5,490
   Senior Vice President, ...........            11/30/00      200,000               --           --                5,466
   General Counsel and Secretary ....            11/30/99      185,000           75,000           --                3,057
David N. Evans ......................            11/30/01      155,000           60,000           --                4,824
   Vice President and ...............            11/30/00      145,000               --        4,376               69,765
   Director of Taxes ................            11/30/99      135,000           35,000        5,002               22,119
Tom B. Scherpenberg(7) ..............            11/30/01      125,000           40,000           --                  240
   Treasurer ........................            11/30/00        8,093           20,000           --                   20
Michael E. Aslanian(8) ..............            11/30/01      215,346          150,000           --              335,500
Former Senior Vice ..................            11/30/00      290,000               --       50,543              152,350
   President--Operations ............            11/30/99      280,000          130,000       34,108               87,005

----------

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

(3)      For fiscal 2001 this column includes the following amounts:

                                   CONTRIBUTIONS TO     VALUE OF
                                     EAGLE-PICHER       PAID LIFE      SEVERANCE
                                    SALARIED 401(K)     INSURANCE      PAYMENTS/
NAME EXECUTIVE OFFICER                 PLAN($)         PREMIUMS($)     BENEFITS($)     TOTAL($)
----------------------                 -------         -----------     -----------     --------
John H. Weber....................           --               120               --            120
Andries Ruijssenaars.............        4,191               344        1,879,439      1,883,974
Philip F. Schultz................        5,250               240          301,154        306,644
David G. Krall...................        5,250               240               --          5,490
David N. Evans...................        4,650               174               --          4,824
Tom B. Scherpenberg..............           --               240               --            240
Michael E. Aslanian..............        5,140               360          330,000        335,500

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

(7)      Mr. Scherpenberg was first employed by the Company on November 8, 2000.

(8)      Mr. Aslanian's employment with the Company ended on July 6, 2001.

RETIREMENT BENEFITS

         The following table shows the estimated total combined annual benefits payable to the Named Executive Officers upon retirement at age 62 under Social Security, the Salaried Plan and the SERP, computed on the basis of a straight-life annuity:

                               PENSION PLAN TABLE

                                            YEARS OF SERVICE
                                            ----------------
REMUNERATION                 10             15              20             25+
------------                 --             --              --             ---
$  250,000..........     $  60,000      $  90,000       $ 120,000      $ 150,000
   300,000..........        72,000        108,000         144,000        180,000
   350,000..........        84,000        126,000         168,000        210,000
   400,000..........        96,000        144,000         192,000        240,000
   450,000..........       108,000        162,000         216,000        270,000
   500,000..........       120,000        180,000         240,000        300,000
   550,000..........       132,000        198,000         264,000        330,000
   600,000..........       144,000        216,000         288,000        360,000
   650,000..........       156,000        234,000         312,000        390,000
   700,000..........       168,000        252,000         336,000        420,000
   750,000..........       180,000        270,000         360,000        450,000
   800,000..........       192,000        288,000         384,000        480,000
   850,000..........       204,000        306,000         408,000        510,000
   900,000..........       216,000        324,000         432,000        540,000
   950,000..........       228,000        342,000         456,000        570,000
 1,000,000..........       240,000        360,000         480,000        600,000
 1,050,000..........       252,000        378,000         504,000        630,000
 1,100,000..........       264,000        396,000         528,000        660,000
 1,150,000..........       276,000        414,000         552,000        690,000

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

         The estimated credited years of service for the Named Executive Officers at age 62 will be:

         John H. Weber.........................         16
         Andries Ruijssenaars..................         23(A)
         Philip F. Schultz.....................         --(B)
         David G. Krall........................         25
         David N. Evans........................         31
         Tom B. Scherpenberg...................         20
         Michael E. Aslanian...................         26(A)

----------
(A) Represents final credited years of service for purposes of calculating benefits under the Retirement Plans for Mr. Ruijssenaars and Mr. Aslanian.

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

         The shareholders' agreement also gives participants the right to require EPI to purchase such participants' shares on, or for certain senior officers, within a five-year period following, termination of employment at a formula price. Such purchase would constitute a "Restricted Payment" as such term is defined in the Indenture (the "Indenture") for EPI's 9 3/8% Senior Subordinated Notes (the "Notes") and the terms of the Company's 11 3/4% Series B Cumulative Redeemable Exchangeable Preferred Stock (the "Preferred Stock"). Among the terms of the Indenture and the Preferred Stock, Restricted Payments cannot exceed 50% of the Company's cumulative consolidated net income from March 1, 1998 (plus the proceeds of certain securities issuances). The Company currently has a cumulative consolidated net loss since March 1, 1998. There is an exception from the limitations on Restricted Payments permitting the purchase of up to $5 million of Company common stock held by current or former directors, officers or employees. As of the date hereof, all of this exception has been used. Following his resignation, Mr. Ruijssenaars put his 30,000 shares of common stock to the Company. The Company believes that the formula price for these shares is approximately $2.8 million. In 2001, the committee for the Incentive Stock Plan adopted a rule postponing the Company's obligation to purchase stock if the terms of any agreement to which the Company was a party at that time prohibit such purchase. Mr. Ruijssenaars has filed a lawsuit against the Company challenging the price for his shares and the validity of the rule described above. See Item 3--Legal Proceedings above. If Mr. Ruijssenaars were to prevail, the Company could be required to seek a waiver from holders of the Notes and the Preferred Stock.

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

                                                   SHARES BENEFICIALLY OWNED
                                                   -------------------------
                                                   NUMBER OF    PERCENTAGE OF
NAME                                                SHARES         SHARES
----                                                ------         ------
Granaria Holdings B.V.........................     709,501         70.95%
   Lange Voorhout 16
   P.O. Box 233
   2501 CE The Hague
   The Netherlands(1),(2),(3),(4)

Joel P. Wyler.................................     715,001         71.50%
   Lange Voorhout 16
   P.O. Box 233
   2501 CE The Hague
   The Netherlands(2),(3),(4),(5)

Daniel C. Wyler...............................     709,501         70.95%
   Lange Voorhout 16
   P.O. Box 233
   2501 CE The Hague
   The Netherlands(2),(3),(4)

Lange Voorhout Investments B.V................     284,999         28.50%
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

                                                                     SHARES BENEFICIALLY OWNED
                                                                     -------------------------
                                                                     NUMBER OF    PERCENTAGE OF
NAME                                                                   SHARES         SHARES
----                                                                  ------         ------
Joel P. Wyler(2),(3),(4),(5)...................................       715,001         71.50%
Daniel C. Wyler(2),(3),(4).....................................       709,501         70.95%
David G. Krall(5)..............................................         5,500             *
David N. Evans.................................................         1,000             *
All directors and executive officers as a group (seven persons)       715,001         71.50%

----------
(*)  Less than 1.0%


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

      In 1998, the Company paid $10.0 million to the Eagle-Picher Management Trust ("E-P Management Trust") for the benefit of certain executive officers of the Company. The $10.0 million payment was effectively used to acquire certain restricted stock of Granaria Industries B.V. which was later exchanged for common stock of the Company. Certain of the shares of the Company held by the E-P Management Trust have been allocated to certain members of senior management of the Company. The Company also reimbursed the holders of the shares for their tax obligations associated with receipt of such shares. (See Executive Compensation--Incentive Stock Plan.) The Company has recorded compensation expense of $.0 million in 2001 for the restricted shares and related tax reimbursements. On December 28, 2001, in a negotiated transaction, EPI purchased the 1,250 shares of Class A Common Stock previously awarded to Mr. Krall under the Incentive Stock Plan for a price of $160,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.         All Financial Statements:
                --   Financial Statements - Included in Item 8 in this Report
                --   Independent Auditors' Report - Included in Item 8 in this
                     Report
     2.         Financial Statement Schedules
                --   None
     3.         Exhibits (numbers keyed to Item 601, Regulation S-K)
     2.1        --   Third Amended Plan of Reorganization of Eagle-Picher
                     Industries, Inc. ("EPI")(1)
     2.2        --   Exhibits to Third Amended Plan of Reorganization of EPI(1)
     3.1        --   Articles of Incorporation of EPI, as amended(1)
     3.2        --   Regulations of EPI(1)
     3.3        --   Amended and Restated Certificate of Incorporation of
                     Eagle-Picher Holdings, Inc. (the "Company")(1)
     3.4        --   Bylaws of the Company(1)
     3.5        --   Articles of Incorporation of Daisy Parts, Inc.(2)
     3.6        --   Bylaws of Daisy Parts, Inc.(2)
     3.7        --   Certificate of Incorporation of Eagle-Picher Development
                     Company, Inc.(2)
     3.8        --   Bylaws of Eagle-Picher Development Company, Inc.(2)
     3.9        --   Certificate of Incorporation of Eagle-Picher Far East,
                     Inc.(2)
     3.10       --   Bylaws of Eagle-Picher Far East, Inc.(2)
     3.11       --   Articles of Incorporation of Eagle-Picher Fluid Systems,
                     Inc.(2)
     3.12       --   Bylaws of Eagle-Picher Fluid Systems, Inc.(2)
     3.13       --   Articles of Incorporation of Eagle-Picher Minerals, Inc.(2)
     3.14       --   Bylaws of Eagle-Picher Minerals, Inc.(2)
     3.15       --   Certificate of Formation of Eagle-Picher Technologies, LLC(2)
     3.16       --   Operating Agreement of Eagle-Picher Technologies, LLC(2)
     3.16a      --   Amended and Restated Limited Liability Company Agreement of
                     Eagle-Picher Technologies, LLC (3)
     3.17       --   Articles of Incorporation of Hillsdale Tool & Manufacturing
                     Co.(2)
     3.18       --   Bylaws of Hillsdale Tool & Manufacturing Co.(2)
     3.19       --   Restated Articles of Incorporation of EPMR Corporation
                     (f/k/a Michigan Automotive Research Corporation)(8)
     3.20       --   Bylaws of EPMR Corporation (f/k/a Michigan Automotive
                     Research Corporation)(8)
     3.21       --   Certificate of Amendment of Amended and Restated Certificate
                     of Incorporation of the Company filed with the
                     Secretary of State of Delaware on August 31, 2001(14)
     3.22       --   Amended and Restated Bylaws of Daisy Parts, Inc. as of
                     November 16, 2001
     3.23       --   Amended and Restated Bylaws of Hillsdale Tool & Manufacturing
                     Co. as of November 16, 2001
     3.24       --   Amendment to the Bylaws of Eagle-Picher Minerals, Inc. as of
                     November 16, 2001
     4.1        --   Indenture, dated as of February 24, 1998, between EPI, the
                     Company as a Guarantor, subsidiary guarantors (Daisy
                     Parts, Inc. Eagle-Picher Development Company, Inc.,
                     Eagle-Picher Far East, Inc., Eagle-Picher Fluid Systems,
                     Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Technologies,
                     LLC, Hillsdale Tool & Manufacturing Co., Michigan
                     Automotive Research Corporation (together, the "Subsidiary
                     Guarantors" or the "Domestic Subsidiaries"), and The
                     Bank of New York as Trustee (the "Trustee")(1)

     4.2        --   Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939(1)

     4.3        --   First Supplemental Indenture dated as of February 24, 1998, between EPI and the Trustee(1)

     4.4        --   Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1)(1)

     4.5        --   Certified Copy of the Certificate of Designations,
                     Preferences and Rights of 11 3/4% Series A Cumulative
                     Redeemable Exchangeable Preferred Stock and 11 3/4% Series
                     B Cumulative Redeemable Exchangeable Preferred Stock of the
                     Company(1)

     4.6        --   Form of Certificate and Global Share of 11 3/4% Series A
                     Cumulative Redeemable Exchangeable Preferred Stock and
                     11 3/4% Series B Cumulative Redeemable Exchangeable Preferred
                     Stock (attached as Exhibit A to the Certificate of
                     Designations filed as Exhibit 4.5)(1)

     4.7        --   Form of Exchange Debentures Indenture relating to 11 3/4%
                     Exchange Debentures due 2008 of the Company(1)

     4.8        --   Cross Reference Table showing the location in the Exchange
                     Debentures Indenture of the provisions of Sections 310
                     through 318(a), inclusive, of the Trust Indenture Act of
                     1939(1)

     4.9        --   Form of 11 3/4% Exchange Debenture due 2008 (attached as
                     Exhibit A to the Exchange Debentures Indenture filed as
                     Exhibit 4.7)(1)

     9.1        --   Voting Trust Agreement dated November 16, 1998 with owners of
                     Class A (Voting) Common Stock of the Company(4)

     10.1       --   Merger Agreement, dated as of December 23, 1997, among EPI, the Eagle-Picher Industries, Inc. Personal Injury
                     Settlement Trust, the Company and E-P Acquisition, Inc.(1)

     10.2       --   Amendment No. 1 to the Merger Agreement, dated as of February
                     23, 1998, among EPI, the Eagle-Picher Industries, Inc.
                     Personal Injury Settlement Trust, the Company and E-P
                     Acquisition, Inc.(1)

     10.3       --   Supplemental Executive Retirement Plan of EPI(2)

     10.4       --   Notes Purchase Agreement, dated February 19, 1998, among E-P
                     Acquisition, Inc., EPI, The Company, SBC Warburg Dillon Read
                     and ABN AMRO Incorporated(1)

     10.5       --   Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between EPI and the Subsidiary
                     Guarantors(1)

     10.6       --   Registration Rights Agreement, dated as of February 24, 1998, between E-P Acquisition, Inc., SBC Warburg Dillon Read and
                     ABN AMRO Incorporated(1)

     10.7       --   Assumption Agreement for the Registration Rights Agreement,
                     dated as of February 24, 1998, of EPI(1)

     10.8       --   Credit Agreement, dated as of February 19, 1998, among E-P
                     Acquisition, Inc. (merged with and into EPI), Various
                     Lenders from time to time party thereto, ABN AMRO Bank N.V., as Agent (the "Agent"), PNC Bank, National Association, as
                     Documentation Agent and DLJ Capital Funding, Inc., as
                     Syndication Agent(1)

     10.9       --   Assumption Agreement dated as of February 24, 1998, between
                     EPI and the Agent(1)

     10.10      --   Security Agreement, dated as of February 24, 1998, among EPI, the Agent and the Domestic Subsidiaries(1)

     10.11      --   Holdings Pledge Agreement, dated as of February 24, 1998,
                     between the Company and the Agent(1)

     10.12      --   Borrower and Subsidiary Pledge Agreement, dated as of
                     February 24, 1998, among EPI, Eagle-Picher Development
                     Company, Eagle-Picher Minerals, Inc. and the Agent(1)

     10.13      --   Holdings Guaranty Agreement, dated as of February 24, 1998, by the Company, accepted and agreed by the Agent(1)

     10.14      --   Subsidiary Guaranty Agreement, dated as of February 24, 1998, by the Domestic Subsidiaries, accepted and agreed by the
                     Agent(1)

     10.15      --   Trademark Collateral Agreement, dated February 24, 1998,
                     between EPI and the Agent(1)

     10.16      --   Patent Collateral Agreement, dated February 24, 1998, between
                     EPI and the Agent(1)

     10.17      --   Copyright Collateral Agreement, dated February 24, 1998,
                     between EPI and the Agent(1)

     10.18      --   Subordination Agreement, dated as of February 24, 1998, among
                     E-P Acquisition, Inc., EPI and the Domestic Subsidiaries(2)

     10.19      --   Management Agreement dated as of February 24, 1998, between
                     EPI and Granaria Holdings B.V.(1)

     10.20      --   Eagle-Picher Management Trust made February 17, 1998, among
                     Granaria Industries B.V. and Thomas E. Petry, Andries
                     Ruijssenaars and Joel Wyler as trustees (the "E-P Management
                     Trust")(2)

     10.21      --   Incentive Stock Plan of EPI, effective as of February 25,
                     1998(2)

     10.22      --   Employment Agreements dated November 29, 1996, between EPI and each Named Executive Officer as defined in EPI's Form S-4 filed in 1998, as amended (Messrs. Petry, Ruijssenaars, Hall,
                     Wickens, Curless and Ralston)(2)

     10.23      --   Amendments dated August 5, 1997, to Employment Agreements
                     between EPI and each Named Executive Officer as defined in
                     EPI's Form S-4(2)

     10.24      --   Sales Incentive Program of EPI(2)

     10.25      --   Letter Agreements dated August 5, 1997, between EPI and each
                     Named Executive Officer as defined in EPI's Form S-4
                     regarding Short Term Sale Program(2)

     10.26      --   Letter Agreement dated September 12, 1997, between EPI and
                     Carroll D. Curless regarding Sale Incentive Bonus(2)

     10.27      --   Letter Agreements dated February 18, 1998, between EPI and each Named Executive Officer as defined in EPI's Form S-4
                     regarding Short Term Sale Program(2)

     10.28      --   Side Letter, dated February 23, 1998, regarding Amendments to the Short Term Sale Program(2)

     10.29      --   Preferred Stock Purchase Agreement, dated February 19, 1998, between the Company and the initial purchasers(1)

     10.30      --   Preferred Stock Registration Rights Agreement, dated as of
                     February 24, 1998, between the Company and the initial
                     purchasers(1)

     10.31      --   Transfer Agency Agreement, dated as of February 24, 1998,
                     between the Company and The Bank of New York, as Transfer
                     Agent(2)

     10.32      --   The Company Incentive Stock Plan for Outside Directors
                     effective January 1, 1999(4)

     10.33      --   Amended and Restated Incentive Stock Plan of EPI(4)

     10.34      --   Second Amended and Restated Incentive Stock Plan of EPI(4)

     10.35      --   Shareholders Agreement dated October 15, 1998, among Granaria
                     Holdings B.V., Granaria Industries B.V., the Company and
                     EPI(4)

     10.36      --   Voting Trust Agreement dated as of November 16, 1998, by and among certain shareholders of the Company and Granaria
                     Holdings B.V.(5)

     10.37      --   Stock Purchase Agreement dated April 8, 1999, between
                     Hillsdale Tool & Manufacturing Co., Charterhouse Automotive
                     Group Inc. and the Shareholders of Charterhouse Automotive
                     Group, Inc.(6)

     10.38      --   Shareholders Agreement dated April 12, 1999, among Granaria
                     Holdings B.V., the Company, EPI, and certain shareholders of the Company(5)

     10.39      --   Voting Trust Agreement dated April 13, 1999, between certain shareholders of the Company and Granaria Holdings B.V. as
                     voting trustee(5)

     10.40      --   Amendment to Credit Agreement and Consent, dated as of May
                     18, 1999, among EPI, the lenders party thereto, ABN AMRO Bank
                     N.V., as Agent, PNC Bank, National Association, as
                     Documentation Agent, and NBD Bank, N.A., as Syndication
                     Agent(5)

     10.41      --   Receivables Loan Agreement dated as of May 18, 1999, among
                     Eagle-Picher Acceptance Corporation, EPI, ABN AMRO Bank N.V.,
                     the Lender Agents, the Related Bank Lenders, Amsterdam
                     Funding Corporation and the Other Conduit Lenders(5)

     10.42      --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between EPI and Eagle-Picher Acceptance Corporation(5)

     10.43      --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Carpenter Enterprises Limited and Eagle-Picher
                     Acceptance Corporation(5)

     10.44      --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Daisy Parts, Inc. and Eagle-Picher Acceptance
                     Corporation(5)

     10.45      --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Eagle-Picher Development Company and Eagle-Picher
                     Acceptance Corporation(5)

     10.46      --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Eagle-Picher Fluid Systems, Inc. and Eagle-Picher
                     Acceptance Corporation(5)

     10.47      --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Eagle-Picher Minerals, Inc. and Eagle-Picher
                     Acceptance Corporation(5)

     10.48      --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Eagle-Picher Technologies, LLC and Eagle-Picher
                     Acceptance Corporation(5)

     10.49      --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Hillsdale Tool & Manufacturing Co. and Eagle-Picher
                     Acceptance Corporation(5)

     10.50      --   Receivables Purchase Agreement dated as of May 18, 1999,
                     between Michigan Automotive Research Corporation and
                     Eagle-Picher Acceptance Corporation(5)

     10.51      --   Share Appreciation Plan of EPI(7)

     10.52      --   Amendment to Credit Agreement and Consent dated as of August
                     1, 2000, among EPI, the lenders party thereto, ABN AMRO Bank
                     N.V. as Agent, PNC Bank, National Association as
                     Documentation Agent, and Bank One, Indiana, N.A. as
                     Syndication Agent(9)

     10.53      --   Resignation, Release and Severance Pay Agreement dated May
                     31, 2000 between EPI and Wayne R. Wickens(10)

     10.54      --   Executive Employment Agreement dated November 7, 2000 between
                     EPI and Andries Ruijssenaars(10)

     10.55      --   Supplemental Executive Retirement Plan (as amended and
                     restated effective March 27, 2001)(11)

     10.56      --   Fourth Amendment to Credit Agreement and Consent dated as of
                     May 31, 2001, among the Company, the lenders party hereto,
                     ABN AMRO Bank N.V., as Agent, PNC Bank, National Association,
                     as Documentation Agent and NBD Bank, N.A., as Syndication
                     Agent(12)

     10.57      --   Fifth Amendment to Receivables Loan Agreement dated as of
                     June 29, 2001 among the Company, EPAC, Amsterdam Funding
                     Corporation, as a Conduit Lender and as the administrative agent for the Lenders, ABN AMRO Bank N.V., as the Amsterdam
                     Lender Agent, Market Street Funding Corporation, as a Conduit
                     Lender, PNC Bank, National Association, as the Market Lender
                     Agent and the Related Bank Lenders party hereto(12)

     10.58      --   Resignation Agreement effective July 6, 2001 between EPI and
                     Michael E. Aslanian(13)

     10.59      --   Executive Employment Agreement effective July 15, 2001
                     between EPI and John H. Weber(14)

     10.60      --   Separation Agreement effective November 1, 2001 between EPI and Philip F. Schultz

     10.61      --   Supplemental Indenture among EPI, the Guarantors (Daisy
                     Parts, Inc., Eagle-Picher Development Company, Inc.,
                     Eagle-Picher Holdings, Inc., Eagle-Picher Far East, Inc.,
                     Eagle-Picher Minerals, Inc., Eagle-Picher Technologies,
                     LLC, Hillsdale Tool & Manufacturing Co., EPMR Corporation
                     and Carpenter Enterprises Limited) and The Bank of New York,
                     as Trustee, dated December 14, 2001.

     10.62      --   Receivables Sales Agreement dated January 8, 2002 by and
                     among Eagle-Picher Funding Corporation and each of the
                     "Originators" defined therein which include EPI, Carpenter
                     Enterprises Limited, Daisy Parts, Inc., Eagle-Picher
                     Minerals, Inc., Eagle-Picher Technologies, LLC, and
                     Hillsdale Tool & Manufacturing Co.

     10.63      --   Receivables Sales and Servicing Agreement dated January 8,
                     2002 by and among Eagle-Picher Funding Corporation, Redwood
                     Receivables Corporation, Eagle-Picher Industries, Inc. and
                     General Electric Capital Corporation.

     10.64      --   Annex X to Receivables Sales Agreement at Exhibit 10.62 and
                     to Receivables Purchase and Servicing Agreement at Exhibit
                     10.63--"Definitions and Interpretations"

     12.1       --   Ratios of Earnings to Fixed Charges and Preferred Stock
                     Dividends

     21.1       --   Subsidiaries of EPI

     24(a),(b)  --   Powers of Attorney

----------

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

                                        EAGLE-PICHER HOLDINGS, INC.

                                        By        /s/ John H. Weber
                                          --------------------------------------
                                                      John H. Weber
                                          President and Chief Executive Officer

Date: September 20, 2002

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            /s/ JOHN H. WEBER                    Date: September 20, 2002
------------------------------------------
        John H. Weber, President,
   Chief Executive Officer and Director

         /s/ THOMAS R. PILHOLSKI                 Date: September 20, 2002
------------------------------------------
Thomas R. Pilholski, Senior Vice President
       and Chief Financial Officer
      (Principal Financial Officer)

           /s/ JOHN F. SULLIVAN                  Date: September 20, 2002
------------------------------------------
   John F. Sullivan, Vice President and
Controller (Principal Accounting Officer)

            /s/ JOEL P. WYLER*                   Date: September 20, 2002
------------------------------------------
       Joel P. Wyler, Director and
          Chairman of the Board

           /s/ DANIEL C. WYLER*                  Date: September 20, 2002
------------------------------------------
        Daniel C. Wyler, Director

            /s/ ALBERT IEDEMA                    Date: September 20, 2002
------------------------------------------
         Albert Iedema, Director

*By         /s/ David G. Krall
    --------------------------------------
              David G. Krall
             Attorney-in-Fact

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        EAGLE-PICHER INDUSTRIES, INC.

                                        By           /s/ JOHN H. WEBER
                                           -------------------------------------
                                                        John H. Weber
                                           President and Chief Executive Officer

Dated: September 20, 2002

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER HOLDINGS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            /s/ JOHN H. WEBER                    Date: September 20, 2002
------------------------------------------
        John H. Weber, President,
   Chief Executive Officer and Director
      (Principal Executive Officer)

         /s/ THOMAS R. PILHOLSKI                 Date: September 20, 2002
------------------------------------------
Thomas R. Pilholski, Senior Vice President
       and Chief Financial Officer
      (Principal Financial Officer)

           /s/ JOHN F. SULLIVAN                  Date: September 20, 2002
------------------------------------------
     John F. Sullivan, Vice President
              and Controller
      (Principal Accounting Officer)

            /s/ JOEL P. WYLER*                   Date: September 20, 2002
------------------------------------------
       Joel P. Wyler, Director and
          Chairman of the Board

           /s/ DANIEL C. WYLER*                  Date: September 20, 2002
------------------------------------------
        Daniel C. Wyler, Director

            /s/ ALBERT IEDEMA                    Date: September 20, 2002
------------------------------------------
         Albert Iedema, Director

*By         /s/ David G. Krall
    --------------------------------------
              David G. Krall
             Attorney-in-Fact

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            DAISY PARTS, INC.

                                            By     /s/ William F. Maclean
                                              ----------------------------------
                                                     William F. Maclean
                                                          President
                                               (Principal Executive Officer)

Dated: September 20, 2002

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, DAISY PARTS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

    /s/ WILLIAM F. MACLEAN                 Date: September 20, 2002
------------------------------------
William F. Maclean, President
(Principal Executive Officer)

   /s/ KEN HIGGINS                         Date: September 20, 2002
------------------------------------
Ken Higgins, Chief Financial Officer
(Principal Financial Officer)


    /s/ DANIEL SKIENDZIEL                  Date: September 20, 2002
------------------------------------
Daniel Skiendziel, Controller
(Principal Accounting Officer)

      /s/ JOHN H. WEBER                    Date: September 20, 2002
------------------------------
   John H. Weber, Director

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  EAGLE-PICHER DEVELOPMENT CO., INC.


                                  By        /s/ John H. Weber
                                     ----------------------------------------
                                                John H. Weber
                                                  President
                                     (Principal Executive Officer and Director)

Dated: September 20, 2002

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER DEVELOPMENT CO., INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            /s/ JOHN H. WEBER                        Date: September 20, 2002
------------------------------------------
        John H. Weber, President
(Principal Executive Officer and Director)

         /s/ THOMAS R. PILHOLSKI                     Date: September 20, 2002
------------------------------------------
Thomas R. Pilholski, Senior Vice President
(Principal Financial Officer and
  Principal Accounting Officer)

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


                               EPMR CORPORATION
                               (f/k/a Michigan Automotive Research Corporation)


                               By              /s/ JOHN H. WEBER
                                 ----------------------------------------------
                                                 John H. Weber
                                                   President
                                   (Principal Executive Officer and Director)

Dated: September 20, 2002

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EPMR CORPORATION, AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           /s/ JOHN H. WEBER                        Date: September 20, 2002
------------------------------------------
       John H. Weber, President
(Principal Executive Officer and Director)

        /s/ THOMAS R. PILHOLSKI                     Date: September 20, 2002
------------------------------------------
Thomas R. Pilholski, Senior Vice President
   (Principal Financial Officer and
     Principal Accounting Officer)

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    EAGLE-PICHER FAR EAST, INC.


                                    By        /s/ JOHN H. WEBER
                                      ---------------------------------------
                                                  John H. Weber
                                                   President
                                    (Principal Executive Officer and Director)


Dated: September 20, 2002

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER FAR EAST, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             /s/ JOHN H. WEBER                  Date: September 20, 2002
------------------------------------------
         John H. Weber, President
(Principal Executive Officer and Director)

    /s/ THOMAS R. PILHOLSKI                     Date: September 20, 2002
------------------------------------------
Thomas R. Pilholski, Senior Vice President
    (Principal Financial Officer and
      Principal Accounting Officer)

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                           HILLSDALE TOOL & MANUFACTURING CO.


                                           By /s/ WILLIAM F. MACLEAN
                                             ----------------------------------
                                                William F. Maclean
                                                President
                                               (Principal Executive Officer)


Dated: September 20, 2002

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, HILLSDALE TOOL & MANUFACTURING CO., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

    /s/ WILLIAM F. MACLEAN                      Date: September 20, 2002
------------------------------------
 William F. Maclean, President
 (Principal Executive Officer)

    /s/ KEN HIGGINS                             Date: September 20, 2002
------------------------------------
Ken Higgins, Chief Financial Officer
 (Principal Financial Officer)

     /s/ DANIEL SKIENDZIEL                      Date: September 20, 2002
------------------------------------
 Daniel Skiendziel, Controller
(Principal Accounting Officer)

       /s/ JOHN H. WEBER                        Date: September 20, 2002
------------------------------------
 John H. Weber, Sole Director

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     EAGLE-PICHER MINERALS, INC.


                                     By       /s/ JAMES L. LAURIA
                                       ----------------------------------
                                                James L. Lauria
                                                   President
                                         (Principal Executive Officer)


Dated: September 20, 2002

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER MINERALS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      /s/ JAMES L. LAURIA                       Date: September 20, 2002
------------------------------
  James L. Lauria, President
 (Principal Executive Officer)

      /s/ PAUL R. WONDER                        Date: September 20, 2002
------------------------------
Paul R. Wonder, Vice President
(Principal Accounting Officer)

       /s/ JOHN H. WEBER                        Date: September 20, 2002
------------------------------
 John H. Weber, Sole Director

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                       EAGLE-PICHER TECHNOLOGIES, LLC


                                       By      /s/ CRAIG N. KITCHEN
                                         --------------------------------------
                                              Craig N. Kitchen, President
                                             (Principal Executive Officer)


Dated: September 20, 2002

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER TECHNOLOGIES, LLC, AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     /s/ GRANT T. HOLLETT                       Date: September 20, 2002
----------------------------------------
Grant T. Hollett, Chairman and Director

     /s/ CRAIG N. KITCHEN                       Date: September 20, 2002
----------------------------------------
Craig N. Kitchen, President and Director
     (Principal Financial Officer)

     /s/ BRADLEY J. WATERS                      Date: September 20, 2002
----------------------------------------
Bradley J. Waters, Vice President, and
       Chief Financial Officer
   (Principal Financial Officer and
     Principal Accounting Officer)

      /s/ JOEL P. WYLER*                        Date: September 20, 2002
----------------------------------------
        Joel P. Wyler, Director

       /s/ JOHN H. WEBER                        Date: September 20, 2002
----------------------------------------
        John H. Weber, Director

*By   /s/ DAVID G. KRALL
----------------------------------------
           David G. Krall
          Attorney-in-Fact

                                 CERTIFICATIONS

I, John H. Weber, Director, certify that:

1. I have reviewed this annual report on Form 10-K of Eagle-Picher Holdings, Inc., Eagle-Picher Industries, Inc., Daisy Parts, Inc., Eagle-Picher
Development Co., Inc., Eagle-Picher Far East, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool & Manufacturing Co. and EPMR Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


       /s/ JOHN H. WEBER                        Date: September 20, 2002
------------------------------------
    John H. Weber, Director

I, Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Eagle-Picher Holdings, Inc., Eagle-Picher Industries, Inc., Daisy Parts, Inc., Eagle-Picher
Development Co., Inc., Eagle-Picher Far East, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool & Manufacturing Co. and EPMR Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


    /s/ THOMAS R. PILHOLSKI                        Date: September 20, 2002
--------------------------------------------
Thomas R. Pilholski, Senior Vice President
  and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
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

EXHIBIT
NUMBER
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
            Named Executive Officer as defined in EPI's Form S-4 filed in 1998, as amended (Messrs. Petry, Ruijssenaars, Hall, Wickens, Curless and
            Ralston)*
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

EXHIBIT
NUMBER
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

EXHIBIT NUMBER

10.53     -- Resignation, Release and Severance Pay Agreement dated May 31, 2000 between EPI and Wayne R. Wickens*
10.54     -- Executive Employment Agreement dated November 7, 2000 between EPI and Andries Ruijssenaars*
10.55     -- Supplemental Executive Retirement Plan (as amended and restated
             effective March 27, 2001).*
10.56     -- Fourth Amendment to Credit Agreement and Consent dated as of May
             31, 2001, among the Company, the lenders party hereto, ABN AMRO
             Bank N.V., as Agent, PNC Bank, National Association, as
             Documentation Agent and NBD Bank, N.A., as Syndication Agent.*
10.57     -- Fifth Amendment to Receivables Loan Agreement dated as of June 29,
             2001 among the Company, EPAC, Amsterdam Funding Corporation, as a
             Conduit Lender and as the administrative agent for the Lenders, ABN
             AMRO Bank N.V., as the Amsterdam Lender Agent, Market Street
             Funding Corporation, as a Conduit Lender, PNC Bank, National
             Association, as the Market Lender Agent and the Related Bank
             Lenders party hereto.*
10.58     -- Resignation Agreement effective July 6, 2001 between EPI and
             Michael E. Aslanian.*
10.59     -- Executive Employment Agreement effective July 15, 2001 between EPI and John H. Weber.*
10.60     -- Separation Agreement effective November 1, 2001 between EPI and
             Philip F. Schultz**
10.61     -- Supplemental Indenture among EPI, the Guarantors (Daisy Parts,
             Inc., Eagle-Picher Development Company, Inc., Eagle-Picher
             Holdings, Inc., Eagle-Picher Far East, Inc., Eagle-Picher Minerals,
             Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool &
             Manufacturing Co., EPMR Corporation and Carpenter Enterprises
             Limited) and The Bank of New York, as Trustee, dated December 14,
             2001**
10.62     -- Receivables Sales Agreement dated January 8, 2002 by and among
             Eagle-Picher Funding Corporation and each of the "Originators" defined therein which include EPI, Carpenter Enterprises Limited, Daisy Parts, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher
             Technologies, LLC, and Hillsdale Tool & Manufacturing Co.**
10.63     -- Receivables Sales and Servicing Agreement dated January 8, 2002 by and among Eagle-Picher Funding Corporation, Redwood Receivables
             Corporation, Eagle-Picher Industries, Inc. and General Electric
             Capital Corporation**
10.64     -- Annex X to Receivables Sales Agreement at Exhibit 10.62 and to
             Receivables Purchase and Servicing Agreement at Exhibit 10.63--
             "Definitions and Interpretations"**
12.1      -- Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
21.1      -- Subsidiaries of EPI**
24(a),(b) -- Powers of Attorney**

------------------
*     Incorporated by reference. See Item 14 above.

**    Previously filed.