Form 10-Q
period 2002-08-31
EAGLE PICHER HOLDINGS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC; EAGLE PICHER MINERALS INC; EAGLE PICHER INDUSTRIES INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; DAISY PARTS INC
filed 2002-10-15
CIK 1059364, 1059573, 1059575, 1059576, 1059572, 30927, 1059568, 1059570, 1059567

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarter ended August 31, 2002 Commission file number 333-49957-01
                                                                 -------------



                           EAGLE-PICHER HOLDINGS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)



     DELAWARE                                              13-3989553
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


           11201 North Tatum Blvd., Suite 110, Phoenix, Arizona 85028
           ----------------------------------------------------------
                (Address of principal executive offices) Zip Code


         Registrant's telephone number, including area code 602-923-7200
                                                           -------------

                                (Not Applicable)
                   -----------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

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
Yes      No   x
    ----    ----

Indicate by check mark whether the additional registrant, Eagle-Picher Industries, Inc., has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the
distribution of securities under a plan confirmed by a court. Yes  x   No
                                                                  ----    ----

963,500 shares of common capital stock, $.01 par value each, were outstanding at October 15, 2002.

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

                                TABLE OF CONTENTS


                            PART I. FINANCIAL INFORMATION                             Page
                                                                                      Number
        Item 1.  Financial Statements
                   Condensed Consolidated Statements of Income (Loss) (Unaudited)....    4
                   Condensed Consolidated Balance Sheets (Unaudited).................    5
                   Condensed Consolidated Statements of Cash Flows (Unaudited).......    7
                   Notes to Condensed Consolidated Financial Statements (Unaudited)..    9

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...............................   23

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........   31

        Item 4.  Controls and Procedures.............................................   32

                           PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings...................................................   33

        Signatures...................................................................   34

        Certifications...............................................................   43

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           EAGLE-PICHER HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                             Three Months Ended     Nine Months Ended
                                                                August 31               August 31,
                                                        -----------------------    ---------------------
                                                            2002         2001        2002         2001
                                                         ---------    ---------    ---------    ---------

Net Sales                                                $ 169,053    $ 169,520    $ 509,729    $ 517,676
                                                         ---------    ---------    ---------    ---------

Operating Costs and Expenses:
Cost of products sold (exclusive
  of depreciation)                                         131,617      139,673      397,943      417,300
Selling and administrative                                  14,295       13,054       49,210       37,925
Depreciation                                                11,926       11,250       34,257       32,882
Amortization of intangibles                                  4,214        4,135       12,734       12,240
Restructuring                                                 --           --          2,998         --
Divestitures                                                   161         --          6,131          500
Management compensation - special                              524          609        2,905        2,498
Insurance related losses                                      --           --          3,100         --
Other                                                          (83)         107         (305)        (162)
                                                         ---------    ---------    ---------    ---------
                                                           162,654      168,828      508,973      503,183
                                                         ---------    ---------    ---------    ---------

Operating Income                                             6,399          692          756       14,493

Interest expense                                            (9,632)      (9,920)     (31,935)     (30,170)
Other income (expense), net                                    412        1,600        1,388        2,439
                                                         ---------    ---------    ---------    ---------

Loss from Continuing Operations Before Taxes                (2,821)      (7,628)     (29,791)     (13,238)

Income Taxes (Benefit)                                         750       (2,525)       1,955       (4,300)
                                                         ---------    ---------    ---------    ---------

Loss from Continuing Operations                             (3,571)      (5,103)     (31,746)      (8,938)

Discontinued Operations:
  Loss from operations of discontinued segment,
  net of income taxes (benefit) of $(900)                     --           --           --         (1,657)

  Loss on disposal of business segment including
  provisions of $1,733 and $4,138 for operating losses
  during phase-out periods, net of income tax benefits
  of $2,000 and $11,800                                       --         (5,500)        --        (23,700)
                                                         ---------    ---------    ---------    ---------

Net Loss                                                 $  (3,571)   $ (10,603)   $ (31,746)   $ (34,295)
                                                         =========    =========    =========    =========

Loss Applicable to Common Shareholders                   $  (7,289)   $ (13,921)   $ (42,695)   $ (44,065)
                                                         =========    =========    =========    =========

Comprehensive Income (Loss)                              $  (3,468)   $ (12,180)   $ (30,300)   $ (36,769)
                                                         =========    =========    =========    =========

Basic Loss per Share to Common Shareholders:
  Loss from continuing operations                        $   (7.57)   $   (8.58)   $  (44.22)   $  (19.02)

  Discontinued operations net loss                            --          (5.60)        --         (25.79)
                                                         ---------    ---------    ---------    ---------

  Net Loss                                               $   (7.57)   $  (14.18)   $  (44.22)   $  (44.81)
                                                         =========    =========    =========    =========

See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                                                  August 31  November 30
ASSETS                                                                              2002       2001
                                                                                  --------   --------
CURRENT ASSETS
    Cash and cash equivalents                                                     $ 12,575   $ 24,620
    Receivables, net                                                                60,234    100,052
    Inventories:
        Raw materials and supplies                                                  25,059     24,737
        Work in process                                                             28,002     32,038
        Finished goods                                                              14,820     18,569
                                                                                  --------   --------
                                                                                    67,881     75,344
    Net assets held for sale                                                         1,753      3,258
    Prepaid expenses                                                                12,071     15,122
    Deferred income taxes                                                           24,287     24,287
                                                                                  --------   --------

             Total current assets                                                  178,801    242,683
                                                                                  --------   --------

PROPERTY, PLANT AND EQUIPMENT                                                      359,001    352,883
    Less accumulated depreciation                                                  165,719    136,128
                                                                                  --------   --------
             Net property, plant and equipment                                     193,282    216,755

GOODWILL, net of accumulated amortization of $69,492 and  $57,624, respectively
                                                                                   167,894    179,762

OTHER ASSETS                                                                        87,023     86,711
                                                                                  --------   --------

             Total Assets                                                         $627,000   $725,911
                                                                                  ========   ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                              $ 71,584   $ 86,297
    Long-term debt - current portion                                                20,966     41,957
    Other accrued liabilities                                                       81,006     73,025
                                                                                  --------   --------
             Total current liabilities                                             173,556    201,279

LONG-TERM DEBT - less current portion                                              358,831    401,169

DEFERRED INCOME TAXES                                                                7,088      6,277

OTHER LONG-TERM LIABILITIES                                                         28,553     27,755
                                                                                  --------   --------

             Total Liabilities                                                     568,028    636,480
                                                                                  --------   --------

11-3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE
 PREFERRED STOCK; 50,000 shares authorized;
 14,191 issued and outstanding shares                                              134,035    123,086
                                                                                  --------   --------

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                          August 31  November 30
                                                            2002       2001
                                                         ---------    ---------
SHAREHOLDERS' EQUITY (DEFICIT)
      Common stock, voting - $.01 par value each:
      1,000,000 shares authorized and issued                    10           10

   Additional paid-in capital                               99,991       99,991
   Accumulated deficit                                    (166,088)    (123,393)
   Other comprehensive loss                                 (4,284)      (5,730)


   Treasury Stock, at cost:  36,500 and 27,750 shares       (4,692)      (4,533)
                                                         ---------    ---------


          Total Shareholders' Deficit                      (75,063)     (33,655)
                                                         ---------    ---------


          Total Liabilities and Shareholders' Deficit    $ 627,000    $ 725,911
                                                         =========    =========




 See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                                     Nine Months Ended
                                                                                                           August 31
                                                                                                     2002         2001
                                                                                                   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                       $(31,746)   $(34,295)
    Adjustments to reconcile net loss to net cash provided by operating activities:
              Depreciation and amortization                                                          49,344      47,611
              Provision for discontinued operations                                                    --        23,700
              Loss on divestitures                                                                    6,131         500
              Deferred income taxes                                                                     811        --
              Changes in assets and liabilities, net of effect of non cash loss on divestitures:
                        Sale of receivables (see Note F)                                             40,975        --
                        Receivables                                                                  (3,573)     (7,840)
                        Inventories                                                                   2,323       2,899
                        Prepaid expenses                                                              3,025      (1,268)
                        Other assets                                                                 (4,736)     (4,569)
                        Accounts payable                                                            (13,325)     13,055
                        Accrued liabilities                                                           3,823      (5,317)
                        Other                                                                          --        (2,084)
                                                                                                   --------     --------


                        Net cash provided by operating activities                                    53,052      32,392
                                                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of divisions                                                                  8,917        --
    Capital expenditures                                                                            (12,611)
                                                                                                                (34,874)
    Proceeds from sale of property and equipment and other                                              639        (966)
                                                                                                   --------    --------

                        Net cash used in investing activities

                                                                                                     (3,055)    (35,840)
                                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt                                                                     (22,579)    (14,322)
    Net borrowings (repayments) under revolving credit agreements                                   (40,750)     26,765
    Acquisition of treasury stock                                                                      (159)     (1,692)
    Other                                                                                            --           1,432
                                                                                                   --------    --------


                      Net cash provided by (used in) financing activities                           (63,488)     12,183
                                                                                                   --------    --------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                          --          1,027
                                                                                                   --------    --------


Effect of exchange rates on cash                                                                      1,446      (2,474)
                                                                                                   --------    --------

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)



                                                             Nine Months Ended
                                                                August 31
                                                             2002        2001
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents        (12,045)      7,288

Cash and cash equivalents, beginning of period               24,620       7,467
                                                           --------    --------

Cash and cash equivalents, end of period                   $ 12,575    $ 14,755
                                                           ========    ========

Supplemental cash flow information:

Cash paid during the nine months ended August 31:
        Interest paid                                      $ 23,209    $ 23,135
                                                           ========    ========
        Income taxes paid (refunded), net                  $ (4,835)   $ (1,695)
                                                           ========    ========





   See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.       BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements of Eagle-Picher Holdings, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended November 30, 2001 presented in the Company's Form 10-K filed with the SEC on February 15, 2002, as amended September 20, 2002. Certain amounts herein have been reclassified to conform to the reclassifications made in the amended Form 10-K filed on September 20, 2002.

      The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three months and nine months ended August 31, 2002 and 2001. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

B.       BASIC LOSS PER SHARE

       The calculation of net loss per share is based upon the average number of common shares outstanding, which was 963,500 in the three months ended August 31, 2002, 965,472 in the nine months ended August 31, 2002, 981,417 in the three months ended August 31, 2001 and 983,361 in the nine months ended August 31, 2001. The net loss applicable to common shareholders represents the net loss increased by accreted dividends on preferred stock of $3,718 and $10,949 for the three and nine months ended August 31, 2002, respectively and $3,318 and $9,770 for the three and nine months ended August 31, 2001, respectively. No potential common stock was outstanding during the three and nine months ended August 31, 2002 or 2001.

C.       DISCONTINUED OPERATIONS

      The assets and business of the Construction Equipment Division (CED), which comprised the Company's Machinery Segment, were sold December 14, 2001 as noted in the 10-K filing for the year ended November 30, 2001. Pursuant to the transaction, $5,600 of liabilities were assumed or retained as of November 30, 2001. At August 31, 2002 the remaining balance of those liabilities was approximately $2,600 recorded in Other Accrued Liabilities. The results of the Machinery Segment's operations were reported separately as discontinued operations throughout 2001.

      Inventory of approximately $1,416 remains in Net Assets Held for Sale at August 31, 2002, which the purchaser of CED is obligated to purchase during 2002. The Company believes that the purchaser of CED has defaulted on its obligation to purchase this inventory and has initiated litigation to recover this amount.

D.       RESTRUCTURING

      In the fourth quarter of 2001, the Company recorded asset write-downs and other charges totaling $14,163 in connection with a restructuring plan (the "Plan") announced in November 2001. The Plan primarily relocates the Company's corporate headquarters from Cincinnati, Ohio to Phoenix, Arizona and closes three plants in the Technologies Segment as it eliminates certain product lines in the Special Purpose Battery category. The costs related to the Plan, which were recognized as a separate component of operating expenses in the fourth quarter of 2001, included approximately $5,425 related to the facilities, $5,044 related to involuntary severance of approximately 165 employees and $3,694 in other costs to exit business activities. The Company anticipates substantially completing the restructuring by year-end 2002.

      Facility costs include a non-cash adjustment of $1,250 to write down the carrying value of the three plants to their estimated fair value in holding them for sale. A non - cash charge of $2,325 represents the estimated loss on abandoning the machinery and equipment and other assets at the plant locations and corporate headquarters, and $1,850 represents an estimate of the total lease commitments less estimated proceeds received from subleasing the various spaces. The asset impairment adjustments are recorded against Property Plant and Equipment and the liability for future lease commitments is included in Other Accrued Liabilities in the condensed consolidated balance sheets.

      The Company has determined that a portion of the assets in its over-funded pension plan at November 30, 2001 could be made available to pay severance costs related to the restructuring plan. The Company has amended the pension plan and has provided new or amended severance plans to allow for such payments. Approximately $2,664 of severance has been paid out or is expected to be paid out of the pension plan. During the second quarter of 2002, this resulted in a reduction of the restructuring provision originally recorded in the fourth quarter of 2001.

      The other shutdown costs to exit the business consist primarily of $3,000 in non-cash charges related to inventory. The remaining balance in other costs is included in Other Accrued Liabilities.

      On May 31, 2002 the Company announced it would exit the Gallium business in its Technologies segment due to the downturn in the fiber-optic, tele-communication and semiconductor markets, the primary markets for its Gallium products. This action resulted in a $5,482 charge to restructuring expense in the quarter ended May 31, 2002. This charge consists of an inventory impairment totaling $2,943 representing the loss to be incurred from the liquidation of current inventory. The charge also consists of an accrual totaling $2,339 recorded in Other Accrued Liabilities representing the loss to be incurred from the liquidation of inventory to be purchased under firm purchase commitments, lease impairments and severance. A $200 asset impairment was recorded against Property, Plant and Equipment at May 31, 2002. In the third quarter, $732 of impairment was recorded against the inventory (reducing the accrual recorded in Other Accrued Liabilities) purchased in the third quarter under the previously mentioned firm purchase commitments.

      An analysis of the asset impairment, accrued liabilities and amounts utilized related to the plans is as follows:

                                                     FACILITIES  SEVERANCE     OTHER       TOTAL
                                                      --------    --------    --------    --------
Original Charges                                      $  5,425    $  5,044    $  3,694    $ 14,163
   Amounts offset against asset values                  (3,575)       --        (3,000)     (6,575)
   Amounts utilized                                       --          (202)       --          (202)
                                                      --------    --------    --------    --------
Balance at November 30, 2001                             1,850       4,842         694       7,386

   Amounts utilized                                       (201)     (1,670)       (276)     (2,147)
   Amounts added/(reversed)                               --        (2,664)        180      (2,484)
   New restructuring (exiting the Gallium business)       --            15       5,467       5,482
   Amounts offset against asset values                    --           --       (3,143)     (3,143)
                                                      --------    --------    --------    --------
Balance at May 31, 2002                                  1,649         523       2,922       5,094


   Amounts utilized                                       (160)        (80)       (209)       (449)
   Amounts offset against asset values                    --          --          (732)       (732)
                                                      --------    --------    --------    --------
Balance at August 31, 2002                            $  1,489    $    443    $  1,981    $  3,913
                                                      ========    ========    ========    ========

E.       DIVESTITURES

         The $17,766 in reserves previously established for divestitures as noted in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001, totaled approximately $17,888 at August 31, 2002. The activity in these reserves, recorded in Other Accrued Liabilities, for the nine months ended August 31, 2002 was $3,147 in utilization and expenditures against reserves and approximately $3,269 in additional accruals recorded primarily in the second quarter of 2002 for costs related to certain litigation issues and environmental remediation.

         In the quarter ended May 31, 2002 the Company signed a letter of intent to sell certain assets and liabilities of the Precision Products business in its Technologies Segment to a group of employees and divisional management personnel. In the second quarter, the Company recorded a $2,806 loss on sale disclosed in the Divestitures line item on the condensed consolidated statements of income (loss). The sale occurred on July 17, 2002, subject to potential working capital adjustments. The Company has recorded an additional $337 in Net Assets Held for Sale at August 31, 2002 related to the working capital adjustment.

F.       ACCOUNTS RECEIVABLE ASSET BACKED SECURITIZATION

         In January 2002 the Company entered into an agreement with a major U.S. financial institution to sell an undivided interest in certain receivables of the Company and certain of its domestic subsidiaries through an unconsolidated qualifying special purpose entity, Eagle-Picher Funding Corporation ("EPFC"). Initially $47,000 of proceeds from this new facility were used to payoff amounts outstanding under the Company's existing Receivables Loan Agreement with its wholly-owned subsidiary Eagle-Picher Acceptance Corporation on the closing date and for other corporate purposes. The agreement involves the sale of receivables of the Company and certain of its domestic subsidiaries to EPFC, which in turn sells an undivided beneficial interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against the Company and its subsidiaries for failure of the debtors to pay when due. The agreement provides for continuation of the program on a revolving basis for approximately a three-year period, provided the Company has refinanced or extended its senior credit facility by October 31, 2003.

         The Company accounts for the securitization of accounts receivables in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125." At the time the receivables are sold, the balances are removed from the condensed consolidated balance sheets. Costs associated with the transactions, primarily related to the discount, are charged to the condensed consolidated statement of income (loss).

         In conjunction with the initial transaction, $82,475 of receivables were sold to EPFC, and the Company incurred charges of approximately $1,500 which are included in Interest Expense on the condensed consolidated statements of income (loss). The Company continues to service the sold receivables and receives monthly servicing fees from EPFC of approximately 1% per annum of the average balance of the receivables pool. The Company's retained interest in the receivables are carried at fair value which is estimated as the net realizable value. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances.

         At August 31, 2002, the Company's retained interest, including a service fee receivable of $91, was approximately $36,800 and the revolving pool of receivables that the Company services totaled approximately $80,194. The outstanding balance of the undivided interest sold to the financial institution recorded on EPFC was $40,975 at August 31, 2002. During the three months and nine months ended August 31, 2002, proceeds from new securitizations outside of the initial sale, were $147,539 and $422,044, respectively, and proceeds from collections reinvested in securitizations totaled $144,997 and $403,000, respectively. The effective interest rate in the securitization was approximately 2.9%.

G.       INSURANCE RELATED LOSSES

         In the second quarter ended May 31, 2002, the Company recorded a charge against an insurance receivable related to the fire at its Harrisonville, Missouri bulk pharmaceutical manufacturing plant. This charge resulted from a potential shortfall on insurance proceeds due to the insurance underwriter contesting coverage. The fire occurred in the third quarter of 2001 in the Technologies Segment.

H.       LEGAL MATTERS

      For other information on legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

      On January 25, 1996, Richard Darrell Peoples, a former employee of Eagle-Picher Industries, Inc., filed a Qui Tam suit under seal in the United States District Court for the Western District of Missouri (the "Missouri Court"). A Qui Tam suit is a lawsuit brought by a private individual pursuant to federal statute, allegedly on behalf of the U.S. Government. Following an extensive investigation, the U.S. Government declined the opportunity to intervene or take control of this Qui Tam suit. EPI became aware of the suit on October 20, 1997, when it was served on EPI, after it had been unsealed. The suit involves allegations of irregularities in testing procedures in connection with certain U.S. Government contracts. The allegations are similar to allegations made by the former employee, and investigated by outside counsel for EPI, prior to the filing of the Qui Tam suit. Outside counsel's investigation found no evidence to support any of the employee's allegations, except for some inconsequential expense account matters. The case is a discovery phase. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this lawsuit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

          On May 8, 1997, Caradon Doors and Windows, Inc. ("Caradon"), filed suit against the Company's wholly owned subsidiary, Eagle-Picher Industries, Inc. ("EPI") in the United States District Court for the Northern District of Georgia (the "Georgia Court") alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in an amount not less than $10 million (the "Caradon Suit"). The Caradon suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement in an amount believed to be in excess of $10 million. In June 1997, EPI filed a Motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, ("Bankruptcy Court") seeking an order enforcing EPI's plan of reorganization as confirmed by the Bankruptcy Court in November 1996 (the "Plan") against Caradon, and enjoining the Caradon suit from going forward. The Bankruptcy Court in a decision entered on December 24, 1997, held that the Caradon suit did violate the Plan and enjoined Caradon from pursuing the Caradon suit. Caradon appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of Ohio (the "District Court"), and in a decision entered on February 3, 1999, the District Court reversed and remanded the matter back to the Bankruptcy Court. The Bankruptcy Court held a hearing on this matter on September 24 and 25, 2001, and again on May 9, 2002 held that the Caradon suit violated the Plan and therefore Caradon's claims had been discharged and enjoined Caradon from pursuing the Caradon Suit. Caradon has appealed this decision to the District Court. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this suit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

          On December 1, 1999, Eagle-Picher Technologies, LLC ("EPT") acquired the depleted zinc distribution business (the "DZ Business") of Isonics Corporation ("Isonics") for approximately $8.2 million, payable $6.7 million at closing and $1.5 million in three installments of $500,000 each payable on the first three anniversaries of the closing. At the time of the acquisition, a single customer represented approximately 55% of the DZ Business. Following the completion of the acquisition, this customer informed EPT that it would no longer be purchasing depleted zinc from an outside supplier. EPT initiated binding arbitration against Isonics on March 26, 2001 with the American Arbitration Association in Dallas, Texas for fraud and misrepresentation pursuant to contractual dispute resolution procedures. In connection with the purchase of the DZ Business, EPT agreed to sell 200 kg of isotopically purified silicon-28 to Isonics. Due to various factors, EPT did not deliver any silicon-28 to Isonics. Isonics asserted a claim against EPI and EPT for $75.0 million for the failure to deliver silicon-28. On July 24, 2002, EPT paid $2.5 million to Isonics to settle all claims among EPI, EPT and Isonics including the remaining installment payments totaling $1.5 million for the DZ Business, and the parties signed mutual general releases.

         On September 25, 2001, Andries Ruijssenaars, former President and Chief Executive Officer of the Company, filed a lawsuit against the Company, certain of its directors and ABN AMRO Bank in the U.S. District Court for the Southern District of Ohio, Western Division, relating to the purchase of Mr. Ruijssenaar's common stock in the Company and his benefits under the EPI's Supplemental Executive Retirement Plan (SERP). Mr. Ruijssenaars claims that the per share price for 2001 under the Company's Incentive Stock Plan, which is generally applicable to all Plan participants and results in approximately $2.8 million for Mr. Ruijssenaars' 30,000 shares of common stock, was not correctly determined and claims approximately $4.7 million for his shares. Mr. Ruijssenaars' lawsuit also challenges a rule adopted by the committee for the SERP, deferring the obligation of the Company to repurchase stock in the event contracts to which the Company is a party, including its debt agreements, restrict such repurchase. Mr. Ruijssenaars' lawsuit also challenges EPI's determination of benefits under the SERP and claims that EPI is obligated to purchase an annuity for his additional SERP benefit accrued after 2000 based on theories of promissory estoppel, equitable estoppel, breach of contract and ERISA. Mr. Ruijssenaars has also asserted claims of fraud, conspiracy, breach of fiduciary duty and conversion. Mr. Ruijssenaars seeks approximately $2.3 million with respect to the SERP, as well as punitive damages. The Company reached a tentative agreement with Mr. Ruijssenaars to settle this litigation, subject to negotiation of documentation, but the parties were unable to reach agreement on documentation. The Company intends to contest this suit vigorously. The Company does not believe that resolution of this lawsuit will have a material adverse effect on its financial condition, result of operations or cash flows.

      On October 30, 2001, GMAC Business Credit, LLC (GMAC) and Eagle Trim, Inc. filed a lawsuit in the United States District Court for the Eastern District of Michigan, Southern Division, against EPI arising out of the sale of EPI's former automotive interior trim division to Eagle Trim. In connection with that sale, EPI guaranteed to GMAC, which funded the acquisition, that approximately $3.9 million of receivables relating to tooling purchased by EPI on behalf of customers would be paid by November 2001. Eagle Trim ceased operations during 2001. At that time, Eagle Trim and GMAC alleged that approximately $2.7 million of the tooling receivables had not been collected and did not exist at the time of the sale. On September 30, 2002, EPI settled this matter by agreeing to pay $5.4 million to GMAC, payable $1.5 million by December 5, 2002, $1.7 million in monthly installments from January 2003 through June 2003 and $2.2 million in monthly installments from July 2003 through October 2005 plus interest at 4.5% per annum.

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

I.       SEGMENT REPORTING

         The Company has the following reportable segments: Automotive, Technologies and Minerals. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operational decisions and assessing performance. The operations in the Automotive Segment provide mechanical and structural parts and raw materials for passenger cars, vans, trucks and sport utility vehicles for original equipment manufacturers and replacement markets. The operations in the Technologies Segment produce a variety of products for the aerospace, nuclear, telecommunications, electronics, and other industrial markets. The operations in the Minerals Segment mine and refine diatomaceous earth products.

         The accounting policies used to develop segment information correspond to those disclosed in the Company's consolidated financial statements for the year ended November 30, 2001 included in Form 10-K. Sales between segments are not material. The Company does not allocate certain corporate expenses to its segments.

Information about reported segment income or loss is as follows for the three and nine months ended August 31, 2002 and 2001:

                                                   Three Months Ended        Nine Months Ended
                                                     August 31                  August 31
                                               ----------------------    ----------------------
                                                 2002         2001          2002        2001
                                               ---------    ---------    ---------    ---------
                                                             (In thousands of dollars)
Net Sales
 Precision Machined Components                 $  84,690    $  86,498    $ 267,566    $ 264,269
 Rubber Coated Metal Products                     21,196       17,996       58,552       55,763
                                               ---------    ---------    ---------    ---------
     Automotive                                  105,886      104,494      326,118      320,032

 Special Purpose Batteries                        27,768       25,674       76,450       73,472
 Specialty Materials                              14,130       18,912       44,025       57,855
 Precision Products - divested July 17, 2002         832        2,238        3,435        8,476
 Other Technologies Products                       3,097        1,857       10,277        9,205
                                               ---------    ---------    ---------    ---------
     Technologies                                 45,827       48,681      134,187      149,008

 Minerals                                         17,340       16,345       49,424       48,636
                                               ---------    ---------    ---------    ---------

       Total                                   $ 169,053    $ 169,520    $ 509,729    $ 517,676
                                               =========    =========    =========    =========

Income (Loss) from Continuing
 Operations Before Taxes:
     Automotive                                $  (4,622)   $  (5,885)   $  (9,078)   $  (9,271)
     Technologies                                  1,364       (1,814)     (14,646)      (2,711)
     Minerals                                        932          (51)       3,865         (348)
     Divested Operations                            (161)        --         (6,131)        (500)
     Corporate                                      (334)         122       (3,801)        (408)
                                               ---------    ---------    ---------    ---------

       Total                                   $  (2,821)   $  (7,628)   $ (29,791)   $ (13,238)
                                               =========    =========    =========    =========

EBITDA
     Automotive                                $  11,122    $   9,173    $  37,497    $  35,601
     Technologies                                  8,014        5,577        6,361       19,215
     Minerals                                      3,013        2,152       10,151        6,160
     Divested Operations                            (161)        --         (6,131)        (500)
     Corporate                                       963          775        1,257        1,578
                                               ---------    ---------    ---------    ---------

       Total                                   $  22,951    $  17,677    $  49,135    $  62,054
                                               =========    =========    =========    =========

EBITDA, earnings before interest, taxes, depreciation and amortization, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or cash flows from operating activities, as determined by accounting principles generally accepted in the United States of America.



                                                   Three Months Ended     Nine Months Ended
                                                        August 31            August 31
                                                   ------------------    ------------------
                                                    2002       2001       2002       2001
                                                   -------    -------    -------    -------
                                                          (In thousands of dollars)
Depreciation and Amortization:
     Automotive                                    $11,133    $ 9,982    $31,737    $29,365
     Technologies                                    3,548      3,803     10,823     11,166
     Minerals                                        1,327      1,466      4,075      4,206
     Corporate                                         132        134        356        385
                                                   -------    -------    -------    -------

       Total                                       $16,140    $15,385    $46,991    $45,122
                                                   =======    =======    =======    =======

Interest Expense:
     Automotive                                    $ 4,611    $ 5,076    $14,838    $15,507
     Technologies                                    3,102      3,588     10,184     10,760
     Minerals                                          754        737      2,211      2,302
     Corporate/Intersegment                          1,165        519      4,702      1,601
                                                   -------    -------    -------    -------

       Total                                       $ 9,632    $ 9,920    $31,935    $30,170
                                                   =======    =======    =======    =======


                                                                      August 31,  November 30,
                                                                         2002         2001
                                                                       --------    ---------
   Identifiable Assets:
        Automotive                                                     $ 293,829  $ 334,414
        Technologies                                                     170,276    206,033
        Minerals                                                          50,031     51,997
        Corporate/Intersegment                                           112,864    133,467
                                                                         -------  ---------
                                                                       $ 627,000  $ 725,911
                                                                       =========  =========

J.       SUPPLEMENTAL GUARANTOR INFORMATION

         The indebtedness of EPI includes a syndicated secured loan facility ("Credit Agreement") and $220.0 million in senior subordinated notes ("Subordinated Notes"). Both the Credit Agreement and the Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by the Company and certain of EPI's wholly-owned domestic subsidiaries ("Subsidiary Guarantors"). Management has determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors and such financial statements are not presented. The following supplemental condensed combining financial statements present information regarding EPI, the Subsidiary Guarantors and the subsidiaries that did not guarantee the debt.

         EPI and the Subsidiary Guarantors are subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Indenture supporting the Subordinated Notes, both of which were filed with the Company's Form S-4 Registration Statement No. 333-49957-01 on April 11, 1998 as amended on May 20, 1998 and June 5, 1998, and both of which were incorporated by reference to the Company's Form 10-K which was filed on February 15, 2002 and amended on September 20, 2002.

                           EAGLE-PICHER HOLDINGS,INC.
          SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
                       THREE MONTHS ENDED AUGUST 31, 2002
                                 (in thousands)


                                                               GUARANTORS
                                                    ----------------------------  NON-GUARANTORS
                                                    EAGLE-PICHER     SUBSIDIARY       FOREIGN
                                       ISSUER       HOLDINGS, INC.   GUARANTORS     SUBSIDIARIES      ELIMINATIONS      TOTAL
                                      ---------       ---------       ---------       ---------       ---------       ---------
 Net Sales:
    Customers                         $  13,492       $    --         $ 132,359       $  23,202       $    --         $ 169,053
    Intercompany                          4,914            --             4,108            --            (9,022)           --

 Operating Costs and Expenses:
    Cost of products sold
      (exclusive of depreciation)        10,907            --           110,706          19,026          (9,022)        131,617
    Selling and administrative            6,059            --             6,173           1,963             100          14,295
    Intercompany charges                 (3,064)           --             2,660             504            (100)           --
    Depreciation                          1,592            --             9,144           1,190            --            11,926
    Amortization of intangibles             935            --             2,947             332            --             4,214
    Other                                 4,124            --            (3,629)            107            --               602
                                      ---------       ---------       ---------       ---------       ---------       ---------
        Total                            20,553            --           128,001          23,122          (9,022)        162,654
                                      ---------       ---------       ---------       ---------       ---------       ---------

 Operating Income (Loss)                 (2,147)           --             8,466              80            --             6,399

 Other Income (Expense)
    Interest expense                     (2,826)           --            (5,838)         (1,387)            419          (9,632)
    Other income (expense), net             701            --              (176)            306            (419)            412
    Equity in earnings (loss) of
     consolidated subsidiaries              701          (3,571)            436            --             2,434            --
                                      ---------       ---------       ---------       ---------       ---------       ---------

 Income (Loss) from Continuting          (3,571)         (3,571)          2,888          (1,001)          2,434          (2,821)
     Operations Before Taxes

 Income Taxes (Benefit)                    --              --              --               750            --               750
                                      ---------       ---------       ---------       ---------       ---------       ---------

 Income (Loss) from Continuing
     Operations                          (3,571)         (3,571)          2,888          (1,751)          2,434          (3,571)

Discontinued Operations                    --              --              --              --              --              --
                                      ---------       ---------       ---------       ---------       ---------       ---------

Net Income (Loss)                     $  (3,571)      $  (3,571)      $   2,888       $  (1,751)      $   2,434       $  (3,571)
                                      =========       =========       =========       =========       =========       =========

                           EAGLE-PICHER HOLDINGS,INC.
          SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
                       THREE MONTHS ENDED AUGUST 31, 2001
                                 (in thousands)



                                                              GUARANTORS
                                                     -------------------------    NON-GUARANTORS
                                                     EAGLE-PICHER    SUBSIDIARY       FOREIGN
                                       ISSUER        HOLDINGS, INC.  GUARANTORS    SUBSIDIARIES      ELIMINATIONS       TOTAL
                                      ---------       ---------       ---------       ---------       ---------       ---------
 Net Sales:
    Customers                         $  11,536       $    --         $ 137,332       $  20,652       $    --         $ 169,520
    Intercompany                          4,522            --             3,099            --            (7,621)           --

 Operating Costs and Expenses:
    Cost of products sold
     (exclusive of depreciation)          9,890            --           120,215          16,981          (7,413)        139,673
    Selling and administrative            5,208               4           5,966           1,965             (89)         13,054
    Intercompany charges                 (1,642)           --             1,618             (65)             89            --
    Depreciation                            950            --             9,427             873            --            11,250
    Amortization of intangibles             936            --             2,846             353            --             4,135
    Other                                   630            --               112             (26)           --               716
                                      ---------       ---------       ---------       ---------       ---------       ---------
        Total                            15,972               4         140,184          20,081          (7,413)        168,828
                                      ---------       ---------       ---------       ---------       ---------       ---------

 Operating Income (Loss)                     86              (4)            247             571            (208)            692

 Other Income (Expense):
    Interest expense                     (2,482)           --            (8,923)           (344)          1,829          (9,920)
    Other income (expense)                  438            --             2,349              73          (1,260)          1,600
    Equity in earnings (loss) of           --
     consolidated subsidiaries           (6,416)        (10,599)           (390)           --            17,405            --
                                      ---------       ---------       ---------       ---------       ---------       ---------

 Income (Loss) from Continuting          (8,374)        (10,603)         (6,717)            300          17,766          (7,628)
     Operations Before Taxes

 Income Taxes (Benefit)                  (3,275)           --                 7             743            --            (2,525)
                                      ---------       ---------       ---------       ---------       ---------       ---------

 Income (Loss) from Continuing
     Operations                          (5,099)        (10,603)         (6,724)           (443)         17,766          (5,103)

Discontinued Operations                  (5,500)           --              --                40             (40)         (5,500)
                                      ---------       ---------       ---------       ---------       ---------       ---------

Net Income (Loss)                     $ (10,599)      $ (10,603)      $  (6,724)      $    (403)      $  17,726       $ (10,603)
                                      =========       =========       =========       =========       =========       =========

                           EAGLE-PICHER HOLDINGS,INC.
          SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
                       NINE MONTHS ENDED AUGUST 31, 2002
                                 (in thousands)



                                                              GUARANTORS
                                                    ---------------------------    NON-GUARANTORS
                                                     EAGLE-PICHER    SUBSIDIARY      FOREIGN
                                       ISSUER        HOLDINGS, INC.  GUARANTORS     SUBSIDIARIES      ELIMINATIONS      TOTAL
                                      ---------       ---------       ---------       ---------       ---------       ---------
 Net Sales:
    Customers                         $  38,192       $    --         $ 404,608       $  66,929       $    --         $ 509,729
    Intercompany                         12,524            --            10,465               4         (22,993)           --

 Operating Costs and Expenses:
    Cost of products sold
     (exclusive of depreciation)         29,559            --           337,294          54,083         (22,993)        397,943
    Selling and administrative           18,228               2          24,936           6,044            --            49,210
    Intercompany charges                 (8,924)           --             7,642           1,282            --              --
    Depreciation                          3,506            --            27,935           2,816            --            34,257
    Amortization of intangibles           2,801            --             9,048             885            --            12,734
    Other                                 1,048            --            13,674             107            --            14,829
                                      ---------       ---------       ---------       ---------       ---------       ---------
        Total                            46,218               2         420,529          65,217         (22,993)        508,973
                                      ---------       ---------       ---------       ---------       ---------       ---------

 Operating Income (Loss)                  4,498              (2)         (5,456)          1,716            --               756

 Other Income (Expense):
    Interest expense                     (9,151)           --           (19,894)         (4,267)          1,377         (31,935)
    Other income (expense), net           1,462            --               628             675          (1,377)          1,388
    Equity in earnings (loss) of
     consolidated subsidiaries          (28,553)        (31,744)          1,604            --            58,693            --
                                      ---------       ---------       ---------       ---------       ---------       ---------

 Income (Loss) from Continuting         (31,744)        (31,746)        (23,118)         (1,876)         58,693         (29,791)
     Operations Before Taxes

 Income Taxes (Benefit)                    --              --                12           1,943            --             1,955
                                      ---------       ---------       ---------       ---------       ---------       ---------

 Income (Loss) from Continuing
     Operations                         (31,744)        (31,746)        (23,130)         (3,819)         58,693         (31,746)

Discontinued Operations                    --              --              --              --              --              --
                                      ---------       ---------       ---------       ---------       ---------       ---------

Net Income (Loss)                     $ (31,744)      $ (31,746)      $ (23,130)      $  (3,819)      $  58,693       $ (31,746)
                                      =========       =========       =========       =========       =========       =========

                           EAGLE-PICHER HOLDINGS,INC.
          SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
                        NINE MONTHS ENDED AUGUST 31, 2001
                                 (in thousands)



                                                              GUARANTORS
                                                  -------------------------       NON-GUARANTORS
                                                  EAGLE-PICHER      SUBSIDIARY       FOREIGN
                                      ISSUER      HOLDINGS, INC.    GUARANTORS     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                     ---------       ---------       ---------       ---------       ---------       ---------
 Net Sales:
    Customers                        $  36,320       $    --         $ 414,713       $  66,643       $    --         $ 517,676
    Intercompany                        11,892            --            10,620               1         (22,513)           --

 Operating Costs and Expenses:
    Cost of products sold
     (exclusive of depreciation)        28,453            --           357,427          53,933         (22,513)        417,300
    Selling and administrative          16,021               4          16,051           6,113            (264)         37,925
    Intercompany charges                (4,963)           --             4,861            (162)            264            --
    Depreciation                         3,105            --            27,120           2,657            --            32,882
    Amortization of intangibles          2,800            --             8,372           1,068            --            12,240
    Other                                2,867            --                12             (43)           --             2,836
                                     ---------       ---------       ---------       ---------       ---------       ---------
        Total                           48,283               4         413,843          63,566         (22,513)        503,183
                                     ---------       ---------       ---------       ---------       ---------       ---------

 Operating Income (Loss)                   (71)             (4)         11,490           3,078            --            14,493

 Other Income (Expense):
    Interest expense                    (7,442)           --           (27,104)         (1,375)          5,751         (30,170)
    Other income (expense)               1,343            --             5,835           1,012          (5,751)          2,439
    Equity in earnings (loss) of
     consolidated subsidiaries          (9,322)        (34,291)            311            --            43,302            --
                                     ---------       ---------       ---------       ---------       ---------       ---------

 Income (Loss) from Continuting        (15,492)        (34,295)         (9,468)          2,715          43,302         (13,238)
     Operations Before Taxes

 Income Taxes (Benefit)                 (6,558)           --                (8)          2,266            --            (4,300)
                                     ---------       ---------       ---------       ---------       ---------       ---------

 Income (Loss) from Continuing
     Operations                         (8,934)        (34,295)         (9,460)            449          43,302          (8,938)

Discontinued Operations                (25,357)           --              --                67             (67)        (25,357)
                                     ---------       ---------       ---------       ---------       ---------       ---------

Net Income (Loss)                    $ (34,291)      $ (34,295)      $  (9,460)      $     516       $  43,235       $ (34,295)
                                     =========       =========       =========       =========       =========       =========

                           EAGLE-PICHER HOLDINGS, INC.
                 SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                              AS OF AUGUST 31, 2002
                                 (IN THOUSANDS)


                                                                         GUARANTORS
                                                                  -----------------------  NON-GUARANTORS
                                                                  EAGLE-PICHER   SUBSIDIARY   FOREIGN
                                                     ISSUER       HOLDINGS, INC. GUARANTORS  SUBSIDIARIES ELIMINATIONS    TOTAL
                                                    ---------     ---------     ---------    ---------    ---------     ---------

ASSETS
Cash and cash equivalents                           $   7,898     $       1     $     606    $   4,070    $    --       $  12,575
Receivables, net                                        3,731          --          36,273       20,230         --          60,234
Intercompany accounts receivable                        2,514          --           5,224          123       (7,861)         --
Inventories                                             1,788          --          52,495       13,598         --          67,881
Net assets held for sale                                1,753          --            --           --           --           1,753
Prepaid expenses                                         (193)         --           7,929        4,335         --          12,071
Deferred income taxes                                  24,287          --            --           --           --          24,287
                                                    ---------     ---------     ---------    ---------    ---------     ---------
              Total current assets                     41,778             1       102,527       42,356       (7,861)      178,801

PROPERTY, PLANT AND EQUIPMENT, net                     25,653          --         137,261       30,368         --         193,282

Investment in Subsidiaries                             48,636        63,326        17,662         --       (129,624)         --

GOODWILL, net                                          35,998          --         111,720       20,176         --         167,894

OTHER ASSETS                                           72,093          --          22,052       11,757      (18,879)       87,023
                                                    ---------     ---------     ---------    ---------    ---------     ---------

     Total Assets                                   $ 224,158     $  63,327     $ 391,222    $ 104,657    $(156,364)    $ 627,000
                                                    =========     =========     =========    =========    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable                                    $  12,474     $    --       $  53,909    $   5,201    $    --       $  71,584
Intercompany accounts payable                            --            --            --          8,027       (8,027)         --
Long-term debt - current portion                       16,523          --            --          4,443         --          20,966
Other accrued liabilities                              51,021          --          23,409        6,576         --          81,006
                                                    ---------     ---------     ---------    ---------    ---------     ---------
              Total current liabilities                80,018          --          77,318       24,247       (8,027)      173,556

LONG-TERM DEBT - less current portion                 358,831          --            --          9,389       (9,389)      358,831

DEFERRED INCOME TAXES                                   7,088          --            --           --           --           7,088

OTHER LONG-TERM LIABILITIES                            27,116            22           107        1,308         --          28,553
                                                    ---------     ---------     ---------    ---------    ---------     ---------

              Total Liabilities                       473,053            22        77,425       34,944      (17,416)      568,028

Intercompany Accounts                                (297,274)         --         264,566       34,585       (1,877)         --

Preferred Stock                                          --         134,035          --           --           --         134,035

Shareholders' Equity (Deficit)                         48,379       (70,730)       49,231       35,128     (137,071)      (75,063)
                                                    ---------     ---------     ---------    ---------    ---------     ---------

             Total Liabilities and Shareholders'
                          Equity (Deficit)          $ 224,158     $  63,327     $ 391,222    $ 104,657    $(156,364)    $ 627,000
                                                    =========     =========     =========    =========    =========     =========

                           EAGLE-PICHER HOLDINGS, INC.
                 SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                             AS OF NOVEMBER 30, 2001
                                 (IN THOUSANDS)


                                                                          GUARANTORS
                                                                 -------------------------- NON-GUARANTORS
                                                                 EAGLE-PICHER   SUBSIDIARY    FOREIGN
                                                      ISSUER     HOLDINGS, INC. GUARANTORS   SUBSIDIARIES   ELIMINATIONS   TOTAL
                                                    ---------     ---------     ---------    ---------    ---------     ---------
ASSETS
Cash and cash equivalents                           $  17,145     $       1     $     471    $   6,936    $      67     $  24,620
Receivables, net                                      (18,238)         --         103,168       15,122         --         100,052
Intercompany accounts receivable                       46,674          --           3,559           65      (50,298)         --
Inventories                                             4,129          --          59,704       12,882       (1,371)       75,344
Net assets held for sale                                3,610          --            --          5,954       (6,306)        3,258
Prepaid expenses                                        6,948          --           6,152        2,887         (865)       15,122
Deferred income taxes                                  24,287          --            --           --           --          24,287
                                                    ---------     ---------     ---------    ---------    ---------     ---------
              Total current assets                     84,555             1       173,054       43,846      (58,773)      242,683

Property, Plant & Equipment, net                       28,733          --         157,653       30,401          (32)      216,755

Investment in Subsidiaries                             83,571        95,169        16,058         --       (194,798)         --

Goodwill, net                                          41,939          --         120,969       19,994       (3,140)      179,762

Other Assets                                           73,049          --          13,789       10,719      (10,846)       86,711
                                                    ---------     ---------     ---------    ---------    ---------     ---------

     Total Assets                                   $ 311,847     $  95,170     $ 481,523    $ 104,960    $(267,589)    $ 725,911
                                                    =========     =========     =========    =========    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable                                    $  16,156     $    --       $  62,171    $   7,970    $    --       $  86,297
Intercompany accounts payable                              76          --              48        7,404       (7,528)         --
Long-term debt - current portion                       25,569          --          14,250        9,430       (7,292)       41,957
Other accrued liabilities                              42,059          --          26,363        4,602            1        73,025
                                                    ---------     ---------     ---------    ---------    ---------     ---------
              Total current liabilities                83,860          --         102,832       29,406      (14,819)      201,279

Long-term Debt - less current portion                 401,169          --          42,452         --        (42,452)      401,169

Deferred Income Taxes                                   9,362          --            --           --         (3,085)        6,277

Other Long-Term Liabilities                            25,911            19         1,000          825         --          27,755
                                                    ---------     ---------     ---------    ---------    ---------     ---------

              Total Liabilities                       520,302            19       146,284       30,231      (60,356)      636,480

Intercompany Accounts                                (288,578)         --         262,878       35,782      (10,082)         --

Preferred Stock                                          --         123,086          --           --           --         123,086

Shareholders' Equity (Deficit)                         80,123       (27,935)       72,361       38,947     (197,151)      (33,655)
                                                    ---------     ---------     ---------    ---------    ---------     ---------

             Total Liabilities and Shareholders'
                         Equity (Deficit)           $ 311,847     $  95,170     $ 481,523    $ 104,960    $(267,589)    $ 725,911
                                                    =========     =========     =========    =========    =========     =========

                           EAGLE-PICHER HOLDINGS, INC.
            SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2002
                                 (in thousands)

                                                                             GUARANTORS
                                                                    -----------------------   NON-GUARANTORS
                                                                    EAGLE-PICHER   SUBSIDIARY    FOREIGN
                                                           ISSUER   HOLDINGS, INC. GUARANTORS  SUBSIDIARIES  ELIMINATIONS    TOTAL
                                                           ------   -------------------------  -------------  ----------    -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                         $(31,744)    $(31,746)    $(23,130)    $ (3,819)    $ 58,693     $(31,746)
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Equity in earnings (loss) of consolidated
    subsidiaries                                            28,553       31,744       (1,604)        --        (58,693)        --
  Depreciation and amortization                              8,660         --         36,983        3,701         --         49,344
  Divestitures                                               3,325         --          2,806         --           --          6,131
  Deferred income taxes                                        811         --           --           --           --            811
  Changes in assets and liabilities, net of effect
    of non cash loss on divestitures                        23,119          161       57,765       (8,414)     (44,119)      28,512
                                                          --------     --------     --------     --------     --------     --------

              Net cash provided by (used in)
                           operating activities             32,724          159       72,820       (8,532)     (44,119)      53,052
                                                          --------     --------     --------     --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of divisions                             6,100         --          2,817         --           --          8,917
Capital expenditures                                          (894)        --        (10,029)      (1,688)        --        (12,611)
Proceeds from sale of property and equipment and other         639         --           --           --           --            639
                                                          --------     --------     --------     --------     --------     --------

              Net cash provided by (used in)
                           investing activities              5,845         --         (7,212)      (1,688)        --         (3,055)
                                                          --------     --------     --------     --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt                                (22,770)        --           --            191         --        (22,579)
Net borrowings(repayments)under revolving
  credit agreements                                        (40,750)        --           --           --           --        (40,750)
Acquisition of treasury stock                                 --           (159)        --           --           --           (159)
Other                                                         --           --           --           --           --           --
                                                          --------     --------     --------     --------     --------     --------

              Net cash provided by (used in)
                           financing activities            (63,520)        (159)        --            191         --        (63,488)
                                                          --------     --------     --------     --------     --------     --------

Effect of exchange rates on cash                              --           --           --          1,446         --          1,446
                                                          --------     --------     --------     --------     --------     --------

Net increase (decrease) in cash and
  cash equivalents                                         (24,951)        --         65,608       (8,583)     (44,119)     (12,045)
                                                          --------     --------     --------     --------     --------     --------
Intercompany accounts                                       15,704         --        (65,473)       5,717       44,052         --

Cash and cash equivalents,
  beginning of period                                       17,145            1          471        6,936           67       24,620
                                                          --------     --------     --------     --------     --------     --------

Cash and cash equivalents,
  end of period                                           $  7,898     $      1     $    606     $  4,070     $   --       $ 12,575
                                                          ========     ========     ========     ========     ========     ========

                           EAGLE-PICHER HOLDINGS, INC.
            SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                           NINE MONTHS AUGUST 31, 2001
                                 (in thousands)

                                                                 GUARANTORS
                                                          -----------------------   NON-GUARANTORS
                                                          EAGLE-PICHER   SUBSIDIARY   FOREIGN
                                              ISSUER      HOLDINGS, INC. GUARANTORS SUBSIDIARIES ELIMINATIONS    TOTAL
                                              --------     --------      --------     --------     --------     --------
Cash Flows From Operating Activities:
Net Income (Loss)                             $(34,291)    $(34,295)    $ (9,460)    $    516     $ 43,235     $(34,295)
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
     Equity (loss) in earnings of
      consolidated subsidiaries                  9,342       34,291         (311)        --        (43,322)        --
     Depreciation and amortization               8,070         --         35,816        3,725         --         47,611
     Provision for discontinued operations      23,700         --           --           --           --         23,700
     Divestitures                                  500         --           --           --           --            500
     Changes in assets and liabilities, net
       of effect of non cash loss on
       divestitures                             (1,595)           4      (13,789)       4,608        5,648       (5,124)
                                              --------     --------     --------     --------     --------     --------

     Net cash provided by (used in)
       operating activities                      5,726         --         12,256        8,849        5,561       32,392
                                              --------     --------     --------     --------     --------     --------

Cash Flows From Investing Activities:
Capital expenditures                            (7,013)        --        (16,602)     (11,259)        --        (34,874)
Proceeds from sale of property and
  equipment and other                            1,578         --           --         (2,544)        --           (966)
                                              --------     --------     --------     --------     --------     --------

     Net cash provided by (used in)
       investing activities                     (5,435)        --        (16,602)     (13,803)        --        (35,840)
                                              --------     --------     --------     --------     --------     --------

Cash Flows From Financing Activities:
Reduction of long-term debt                    (14,322)        --           --           --           --        (14,322)
Borrowings (repayments) on revolving
     credit agreement                           30,340         --         (2,000)      (1,575)        --         26,765
Acquisition of treasury stock                     --         (1,692)        --           --           --         (1,692)
Other                                            1,625         --           --           (193)        --          1,432
                                              --------     --------     --------     --------     --------     --------

     Net cash provided by (used in)
       financing activities                     17,643       (1,692)      (2,000)      (1,768)        --         12,183
                                              --------     --------     --------     --------     --------     --------

     Net cash provided by
       discontinued operations                   1,027         --           --           --           --          1,027
                                              --------     --------     --------     --------     --------     --------

Effect on exchange rates on cash                  --           --           --         (2,474)        --         (2,474)
                                              --------     --------     --------     --------     --------     --------

Net increase (decrease) in cash and
   cash equivalents                             18,961       (1,692)      (6,346)      (9,196)       5,561        7,288

Intercompany accounts                          (10,506)        --          6,347       10,986       (6,827)        --

Cash and cash equivalents,
     beginning of period                         1,297            1          539        4,313        1,317        7,467
                                              --------     --------     --------     --------     --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD      $  9,752     $ (1,691)    $    540     $  6,103     $     51     $ 14,755
                                              ========     ========     ========     ========     ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

         The condensed consolidated financial statements of Eagle-Picher Holdings, Inc. are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company believes that its critical accounting policies, which involve a higher degree of judgments, estimates and complexity are as follows:

         Environmental Reserves

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

         Impairment of Long-Lived Assets

         The Company periodically reviews the carrying value of its long-lived assets held for use and assets to be disposed of, including goodwill, when circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. The Company believes its estimates of fair value are reasonable considering currently applicable accounting guidance. However, changes in the fair values and circumstances and the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Intangible Assets", which is discussed in the Company's Form 10-K for the Year Ended November 30, 2001, and is effective for the first quarter of fiscal year 2003, could affect the evaluations.

         Revenue Recognition

         A portion of the Company's revenues is derived from contracts, which are accounted for under the percentage of completion method of accounting. This method requires a higher degree of judgment and use of estimates than other revenue recognition methods. The judgments and estimates involved include the Company's ability to accurately estimate the contracts' percent complete and the reasonableness of the estimated costs to complete, among other factors, as of each financial reporting period.

         Risk Management Activities

         The Company is exposed to market risk including changes in interest rates, currency exchange rates and commodity prices. The Company uses derivative instruments to manage its interest rate and foreign currency exposures. The Company does not use derivative instruments for speculative or trading purposes. Generally, the Company enters into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. The Company accounts for its derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Such accounting is complex, evidenced by the significant interpretations of the primary accounting standard, which continues to evolve.

RESULTS OF OPERATIONS

         Please refer to Note I regarding Segment Reporting contained in Item 1 of this report.

The Automotive Segment

         Sales for the Automotive Segment of $105.9 million in the third quarter of 2002 increased $1.4 million or 1.3% compared to $104.5 million in the third quarter of 2001. Sales of $326.1 million in the first nine months of 2002 increased $6.1 million or 1.9% compared to $320.0 million in the first nine months of 2001. The modest recovery in the United States automotive industry is the primary reason for improved sales, which was partially offset by a decline during the third quarter of 2002 in the Company's precision machined components business. North American sales of precision machined components were consistent in the third quarter of 2002 compared to the third quarter of 2001, and increased $7.1 million or 2.8% in the first nine months of 2002 compared to the first nine months of 2001. The Company's precision machined components European sales deceased $1.6 million or 40% in the third quarter of 2002 compared to the third quarter of 2001, and $3.8 million or 26.6% in the first nine months of 2002 compared to the first nine months of 2001. The decrease in European sales is primarily attributed to market share and volume losses experienced by a significant customer of the Company's Hillsdale U.K. precision machined components business.

         The loss from continuing operations before income taxes of ($4.6) million in the third quarter of 2002 improved $1.3 million or 21.5% compared to ($5.9) million in the third quarter of 2001. The loss from continuing operations before income taxes of ($9.1) million in the first nine months of 2002 improved $0.2 million or 2.1% compared to ($9.3) million in the first nine months of 2001. The improved profitability during the third quarter of 2002 and the first nine months of 2002 resulted primarily from the slightly higher sales compared to the respective periods in 2001, improved sales mix, and productivity improvements. Unusual expenses, totaling $0.6 million for the third quarter of 2002 and $1.4 million for the first nine months of 2002 were incurred in recruiting and relocation related to restructuring the segment's management team, and workforce-related consulting fees that further dampened the segment's profitability. An additional $1.1 million in depreciation expense was recorded in the second quarter of 2002 related to adjustments to bring the estimated useful lives of certain equipment within the Automotive Segment in line with estimated periods of active production.

         EBITDA for the Automotive Segment of $11.1 million in the third quarter of 2002 increased $1.9 or 21.2% compared to $9.2 million in the third quarter of 2001. EBITDA of $37.5 million for the first nine months of 2002 increased $1.9 million or 5.3% compared to the first nine months of 2001. These increases occurred as a result of the items discussed above.

         Automotive Segment Outlook

         Projected sales for the fourth quarter of 2002 of approximately $108 million are consistent with the fourth quarter of 2001, which will result in total projected 2002 sales for the Automotive Segment of approximately $433 million to $435 million, an increase of approximately 1.5% compared to fiscal 2001. The relatively flat projected sales during the fourth quarter of 2002 compared to the prior year will be primarily the result of increased sales volume of rubber coated metal products, offset by decreases attributable to a model phase-out of a transmission pump program within the Company's precision machined components business, and the continued decreased volume in the Company's Hillsdale U.K. precision machined components business. The phase-out of the pump program is expected to decrease fiscal 2003 revenues by approximately $20 million, which the Company expects will be partially offset by new business. Additionally, the Company is considering the closure or sale of its Hillsdale U.K. precision machined components business which could lower 2003 sales by approximately $13 million, depending on the timing of the action.

The Technologies Segment

         Sales of the Technologies Segment of $45.8 million in the third quarter of 2002 decreased $2.9 million or 5.9% compared to sales of $48.7 million for the third quarter of 2001. Sales of $134.2 million in the first nine months of 2002 decreased $14.8 million or 10.0% compared to sales of $149.0 million for the first nine months of 2001. Sales of special purpose batteries increased $2.1 million or 8.2% during the third quarter of 2002 compared to the third quarter of 2001, which was more than offset by a decrease of $4.8 million or 25.3% in the specialty materials business. Also contributing to the sales decrease was the sale of the Company's Precision Products business that occurred on July 17, 2002. Precision Products sales decreased $1.4 million in the third quarter of 2002 compared to the third quarter of 2001 and $5.0 million in the first nine months of 2002 compared to the same period in 2001 due partially to the sale of Precision Products. Within the specialty materials business, the demand for Germanium and Gallium-based products, which are sold to the telecommunications, fiber optics and semiconductor markets, was significantly impacted by the extremely weak demand in these markets. Germanium and Gallium sales decreased $5.1 million or 61.5% during the third quarter of 2002 compared to the third quarter of 2001, which were partiality offset in the quarter by a $1.1 million or 26.2% increase in sales of enriched boric acid products sold to nuclear power reactor facilities. Sales of special purpose batteries increased $3.0 million or 4.1% during the first nine months of 2002 compared to the first nine months of 2001, which was offset by a decrease of $13.8 million or 23.9% in the specialty materials business. Within the specialty materials business, sales of Germanium and Gallium-based products decreased $14.2 million or 55.6% in the first nine months of 2002 compared to the first nine months of 2001, which were partially offset by a $5.0 million or 43.8% increase in sales of enriched boric acid products sold to nuclear power reactor facilities.

         Income from continuing operations before income taxes of $1.4 million in the third quarter of 2002 increased $3.2 million or 175% compared to a loss of ($1.8) million in the third quarter of 2001. The loss from continuing operations before income taxes of ($14.6) million, in the first nine months of 2002, increased $11.9 million or 440% compared to a loss of ($2.7) million during the first nine months of 2001. The improved third quarter profitability in 2002 compared to 2001 is due to improved operating margins resulting from productivity and restructuring efforts that commenced in the fourth quarter of 2001, as well as improved sales mix. Partially offsetting this was an expense of $0.7 million in the third quarter of 2002 for consulting fees to develop a strategy for the special purpose batteries business. The ($14.6) million loss from continuing operations before income taxes for the first nine months of 2002 was primarily due to the following expenses and charges, which were primarily recorded in the second quarter of 2002:

         a. $5.7 million of legal expenses and settlement charges recorded in selling and administrative expenses during the first half of 2002 as discussed in Note H regarding Legal Matters contained in Item 1 of this report;

         b. $3.1 million charge in insurance related losses recorded in the second quarter of 2002 for a potential shortfall in insurance proceeds as described in Note G regarding Insurance Related Losses contained in Item 1 of this report;

         c. $1.4 million in expense for business consulting fees to develop a strategy for the special purpose batteries business ($0.7 million was recorded in the second quarter and in the third quarter of 2002); and

         d. $5.5 million charge in restructuring expense in the second quarter of 2002 associated with the decision to exit the Company's Gallium-based specialty material business due to continued soft demand from customers in the telecommunications and semi-conductor markets. The $5.5 million restructuring charge during the second quarter of 2002 consisted of an inventory write-down of $2.9 million, representing the loss incurred from the liquidation of current inventory. An additional $2.4 million was recorded in other accrued liabilities representing the loss to be incurred from the liquidation of inventory to be purchased under a firm purchase commitment, lease impairments and severance. Finally, a $0.2 million asset impairment charge was recorded against property, plant and equipment.

         Excluding the above expenses and charges, the Technologies Segment would have reported income from continuing operations of $1.1 million for the first nine months of 2002, a $3.8 million improvement compared to the reported loss of ($2.7) million in 2001. This increase is primarily attributed to increased gross margins from improved sales mix and the productivity and restructuring efforts that commenced in the fourth quarter of 2001.

         EBITDA for the Technologies Segment of $8.0 million in the third quarter of 2002 increased $2.4 million or 43.7% compared to $5.6 million in the third quarter of 2001. EBITDA of $6.4 million in the first nine months of 2002 decreased $12.8 million or 66.9% compared to $19.2 million in the first nine months of 2001. Excluding the $15.7 million in charges described above, EBITDA for the first nine months of 2002 would have been $22.1 million, an increase of $2.8 million or 15.0% as compared to the prior year.

         Technologies Segment Outlook

            Projected sales for the fourth quarter of 2002 of approximately
$51 million will be consistent with the fourth quarter of 2001, which will result in total projected 2002 sales of approximately $183 million to $185 million, a decrease of approximately 8% compared to fiscal 2001. This expected increase in sales during the fourth quarter of 2002 is the result of increased sales of special purpose batteries in the military and space markets, offset by continued reduced demand within specialty material products as a result of the expected continuing lower demand in the telecommunications and semi-conductor markets, as well as reduced revenue associated with the sale of the Company's Precision Products business. For the full year of 2002 the projected decrease in sales is due to the same factors described above in the first nine months of 2002, primarily the substantially lower Gallium and Germanium-based sales and the sale of the Precision Products business, partially offset by increased sales of special purpose batteries and enriched boric acid products.

Minerals Segment

         Sales for the Minerals Segment of $17.3 million in the third quarter of 2002 increased $1.0 million or 6.1% compared to $16.3 million for the third quarter of 2001. Sales of $49.4 million in the first nine months of 2002 increased $0.8 million or 1.6% from $48.6 million for the first nine months of 2001. The sales increase during the third quarter of 2002 was primarily the result of the strong recovery in sales volumes within the European markets, which were significantly lower during the first half of 2002, together with improved pricing and sales mix throughout the first nine months of 2002.

         Income from continuing operations before income taxes of $0.9 in the third quarter of 2002 increased $1.0 million or 1,928% compared to the loss of ($0.1) million in the third quarter of 2001. Income from continuing operations before income taxes of $3.9 million in the first nine months of 2002 increased $4.2 million or 1,210% compared to a loss of ($0.3) million in the first nine months of 2001. Improved profitability was primarily attributable to lower energy costs, favorable product mix and pricing, improved production efficiencies and lower foreign currency transaction costs, primarily due to the strengthening of the Euro.

         EBITDA for the Minerals Segment of $3.0 million in the third quarter of 2002 increased $0.9 million or 40.0% compared to the third quarter of 2001. EBITDA of $10.2 million in the first nine months of 2002 increased $4.0 million or 64.8% compared to the first nine months of 2001. These increases occurred as a result of the items discussed above.

         Minerals Segment Outlook

         Sales for the fourth quarter of 2002 are expected to increase approximately 3% compared to the fourth quarter of 2001 to approximately $17.5 million, which will result in total projected 2002 sales for the Minerals Segment of approximately $67.0 million, an increase of 2% compared to fiscal 2001.

Summary of the Company

         Net Sales. Net sales in the third quarter of 2002 were consistent compared to 2001. Net sales of $509.7 million in the first nine months of 2002 decreased $8.0 million or 1.6% when compared to sales of $517.7 million in the first nine months of 2001. For both the third quarter and the first nine months of 2002, sales increases in the North American automotive business and the Minerals Segment were offset by declines in the Technologies Segment and the Hillsdale U.K. precision machined components automotive business. The Technology Segment's sales decreased $2.9 million or 5.9% in the third quarter of 2002 and $14.8 million or 10% in the first nine months of 2002 compared to 2001, where sales were negatively impacted primarily by soft markets in telecommunications and semi-conductors markets.

          Cost of Products Sold (exclusive of depreciation). Gross margins, exclusive of depreciation expense, increased 4.5% to 22.1% in the third quarter of 2002 compared to 17.6% for the third quarter of 2001. Gross margins increased 2.6% to 22.0% in the first nine months of 2002 compared to 19.4% for the first nine months of 2001. Improved sales mix and productivity improvements contributed to the increased gross margins in each of the business segments during the third quarter and first nine months of 2002 compared to 2001. The Technologies Segment was also favorably impacted by the restructuring actions initiated in the fourth quarter of 2001, while the Minerals Segment benefited from improved pricing and significantly lower energy costs, which were usually high in 2001 when the Western United States experienced an energy crisis.

         Selling and Administrative. Selling and administrative expenses of $14.3 million in the third quarter of 2002 increased $1.2 million or 9.5 % compared to expenses of $13.1 million for the prior year. Selling and administrative expenses of $49.2 million in the first nine months of 2002 increased $11.3 million or 29.8% compared to expenses of $37.9 million for the first nine months of 2001. The increased costs for the third quarter of 2002 were primarily attributable to $0.3 million expense for a recently adopted long-term bonus plan for certain corporate and divisional management executives, $0.7 million expense in the Technologies Segment for business consulting fees to develop a strategy for the special purpose batteries business, and approximately $0.6 million in management recruiting and relocation costs. For the first nine months of fiscal 2002, the significant increase is primarily related to:

         a. $6.3 million in accruals relating to various legal matters discussed in Note H regarding Legal Matters contained in Item 1 of this report;

         b. $1.4 million in the Technologies Segment for business consulting fees to develop a strategy for the special purpose batteries business;

         c. $2.3 million in severance (excluding management compensation - special), recruiting and relocation costs as the Company has continued its investment in strengthening its leadership team, and

         d. $0.8 million in increased compensation costs related to a recently adopted long-term bonus plan for certain corporate and divisional management executives.

         Depreciation and Amortization. Depreciation and amortization expenses of $16.1 million in the third quarter of 2002 increased $0.7 million or 4.8% compared to $15.4 million in the prior year. Depreciation and amortization expenses of $47.0 million in the first nine months of 2002 increased $1.9 million or 4.1% compared to $45.1 million in the first nine months of 2001. The increase is primarily attributable to higher depreciation costs as a result of capital expenditures in 2001 primarily for new automotive programs and an adjustment to bring the estimated useful lives of certain equipment in the Automotive Segment in line with estimated periods of active production on existing automotive programs.

         Restructuring. On May 31, 2002 the Company announced it would exit the Gallium business in its Technologies Segment due to the downturn in the fiber-optic, telecommunication and semiconductor markets. This resulted in a $5.5 million charge recorded to restructuring expense during the second quarter of 2002. Also during the second quarter of 2002, the Company reduced the amounts accrued for restructuring that were recorded in 2001 by $2.7 million, primarily to reflect severance payments made to eligible employees from the Company's pension plan which was overfunded at November 30, 2001 as detailed in Note D regarding Restructuring contained in Item 1 of this report.

         Divestitures. All amounts recorded in divestures expense relate to operations that are sold or that were divested prior to November 30, 2001. During the third quarter of 2002, the Company recorded $0.2 million primarily related to costs associated with estimated increases in workmen's compensation claims for employees of these divested businesses. During the second quarter of 2002, the Company recorded approximately $3.2 million in additional accruals related to costs for certain litigation issues and environmental remediation costs. In addition, in July 2002, the Company completed the sale of its Precision Products business in its Technologies Segment to a group of employees and divisional management personnel. The Company recorded in the second quarter of 2002 a $2.8 million loss on this sale.

         Management Compensation - Special. Management compensation - special expenses primarily relate to the separation of officer employment with the Company. During 2002, the Company separated three officers of the Company (one in the Automotive Segment, one in the Corporate Segment and the other in the Technologies Segment) that aggregated $2.9 million. During 2001, the Company separated three of officers of the Company in the Corporate Segment that aggregated $2.5 million.

         Insurance Related Losses. During the second quarter 2002, the Company recorded $3.1 million in charges for an insurance receivable related to its third quarter 2001 fire at its Harrisonville, Missouri bulk pharmaceutical manufacturing plant. The Company has recorded this charge because the insurance underwriter is contesting the coverage. The Company is disputing the insurance carrier's position and is vigorously pursuing efforts to collect on its claims, but the full realization of the receivable is uncertain at this time.

         Interest Expense. Interest expense of $9.6 million decreased $0.3 million or 2.9% in the third quarter of 2002 compared to $9.9 million in the third quarter of 2001, primarily due to lower average borrowing levels and lower rates during the quarter. In the quarter ended August 31, 2001, approximately $0.8 million in interest expense was included in discontinued operations. Interest expense of $31.9 million increased $1.8 million or 5.9% in the first nine months of 2002 compared to $30.2 million in the first nine months of 2001. In the nine months ended August 31, 2001, approximately $2.5 million in interest expense was included in discontinued operations, which impacts the comparability with 2002. Also included in interest expense in the first half of 2002 are approximately $1.5 million in fees and other costs primarily related to the accounts receivable asset backed securitization as discussed in Note F regarding Accounts Receivable Asset Backed Securitization contained in Item 1 of this report. Adjusting for these two items, interest expense decreased $2.2 million or 6.8% in the first nine months of 2002 compared to the first nine months of 2001. These decreases reflect actual lower debt levels throughout the nine months and interest rates slightly lower in 2002 compared to 2001 on variable rate debt.

         Loss from Continuing Operations Before Taxes. Loss from continuing operations before taxes of ($2.8) million decreased $4.8 million or 63.1% in the third quarter of 2002 compared to the loss of ($7.6) million for the third quarter of 2001. The loss from continuing operations before taxes of ($29.8) million increased $16.6 million or 125% in the first nine months of 2002 compared to the loss of ($13.2) million for the first nine months of 2001. The following items represent special charges (and reversals) by segment for the first nine months of 2002.

                                                                                2002            2001
                                                                                ----            ----
                                                                                Amounts (in millions)
    a. Management compensation- special                                         $2.3            $2.5     Corporate
    b. Management compensation- special                                          0.4                     Technologies
    c. Management compensation- special                                          0.2              -      Automotive
    d. Divestitures                                                              6.1             0.5     Divested Divisions
    e. Restructuring- exiting of the Gallium business                            5.5              -      Technologies
    f. Restructuring-  reversal of the fourth quarter 2001 expense related
       to severance payments made by the pension plan                           (1.2)             -      Technologies
    g. Restructuring-  reversal of the fourth quarter 2001 expense related
       to severance payments to be paid by the pension plan                     (1.5)             -      Corporate
    h. Selling and administrative- legal and settlement costs                    5.7              -      Technologies
    i. Selling and administrative - legal and settlement costs                   0.6              -      Corporate
    j. Insurance related losses                                                  3.1              -      Technologies
    k. Depreciation adjustment related to equipment useful lives                 1.1              -      Automotive
                                                                             -------------     ---------
                   Total                                                       $ 22.3           $ 3.0
                                                                             =============     =========

         Excluding the above, the Company's loss from continuing operations was ($7.5) million in the first nine months of 2002 compared to a loss of ($10.2) million for the first nine months of 2001. This improved loss from continuing operations, despite lower sales for the first nine months of 2002, is primarily attributable to an improvement in gross margins resulting from improved sales mix and productivity improvements across the Company, and lower energy costs in the Minerals Segment.

         In addition, during 2002, the Company incurred $1.4 million of expenses in the Technologies Segment for business consulting fees to develop a strategy for the special purpose batteries business, and $2.3 million in severance, recruiting, relocation and workforce-related consulting projects as the Company has continued its investment in strengthening its leadership team.

         Income Taxes (Benefit). Income tax expense was $.8 million for the third quarter of 2002 compared to an income tax benefit of ($2.5) million in the third quarter of 2001. Income tax expense was $2.0 million in the first nine months of 2002 compared to a benefit of ($4.3) million in the first nine months of 2001. Differences in the income taxes recorded primarily relate to the Company recording a tax benefit during 2001 on losses to the extent those losses could be carried back to prior fiscal years and a refund could be obtained from the taxing authority. The Company has exhausted its ability to carry-back any losses to obtain a refund. Therefore, the Company has elected to provide a valuation allowance on all current tax losses. Accordingly, there is no tax benefit recorded during 2002. The provision in 2002 relates to the allocation of income and loss between the United States and foreign jurisdictions and represents the estimated tax that will be due in certain jurisdictions where no tax benefit can be assured from utilizing the Company's losses.

         Discontinued Operations. Throughout 2001, the Company accounted for its former Machinery Segment as a discontinued operation. This business was sold in December 2001, effective November 30, 2001. There is no effect on the operations in 2002.

         Net Loss. The net loss of ($3.6) million in the third quarter of 2002 decreased 66.3 % compared to the loss of ($10.6) million in the third quarter of 2001. The net loss of ($31.7) million in the first nine months of 2002 decreased 7.5% from the net loss of ($34.3) million in the first nine months of 2001. The decrease in net loss is the result of the items discussed above.

         Dividend accretion on the 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") of $3.7 million increased 12.1% during the third quarter of 2002 from the $3.3 million in the third quarter of 2001, attributable to a higher liquidation preference balance resulting from the ongoing accretion. This dividend accretion increased the net loss applicable to common shareholders during the third quarter of 2002 to ($7.3) million and increased the net loss applicable to common shareholders during the third quarter of 2001 to ($13.9) million. Dividend accretion was $10.9 million in the first nine months of 2002 compared to $9.8 million in first nine months of 2001. This dividend accretion increased the net loss applicable to common shareholders in the first nine months of 2002 to ($42.7) million and increased the net loss applicable to common shareholders during the nine months of 2001 to ($44.1) million.

         Company Outlook

         The Company's sales for fiscal year 2002 are expected to be in the range of $683 million to $687 million, which is down from the $700 million outlook set forth in its fiscal year 2001 Annual Report on Form 10-K. This reduced forecast is primarily related to significantly lower sales in the Technologies Segment's specialty materials products, and the sale of Precision Products, partially offset by higher sales in the Automotive and Minerals Segments.

         The Company expects Credit Agreement EBITDA (as defined under Financial Condition, below) for fiscal year 2002 to be approximately $95 million. This estimate remains consistent with the outlook for the Company set forth in its fiscal year 2001 Annual Report on Form 10K.

FINANCIAL CONDITION

Operating Activities

         Net cash provided by operating activities for the nine months ended August 31, 2002 was $53.1 million compared to $32.4 million for the comparable 2001 period. The majority of the increase in net inflow of cash from operating activities was $40.1 million, which occurred as a result of the Company selling certain of its receivables to an unconsolidated qualifying special purpose entity (see note F to condensed consolidated financial statement). A decrease in the Company's inventory provided $2.3 million, a decrease in accounts payable used $13.3 million and an increase in accrued liabilities provided $3.8 million. Other assets and liabilities, net, used $5.3 million.

         The Company received "quick refunds" in 2002 and 2001 of income taxes paid for in the prior fiscal years.

Investing Activities

         Investing activities used $3.1 million in cash during the nine months ended August 31, 2002 compared to $35.8 million used in the nine months ended August 31, 2001. During the nine months ended August 31, 2002, $6.1 million was provided from proceeds from the sale of CED and $2.8 million was provided from proceeds from the sale of Precision Products. Capital expenditures amounted to $12.6 million for the nine months ended August 31, 2002 compared to $34.9 million for the nine months ended August 31, 2001.

Financing Activities

         Financing activities used $63.5 million for the nine months ended August 31, 2002 compared to the nine months ended August 31, 2001 where $12.2 million was provided. During the nine months ended August 31, 2002, the Company used $40.8 million to reduce its revolving credit facility primarily from proceeds associated with the sale of the Company's receivables to an unconsolidated qualifying special purpose entity. Both regularly scheduled debt payments and the proceeds for the sale of CED and Precision Products resulted in a $22.6 million decline in the Company's term debt during the nine months ended August 31, 2002.

Earnings to Fixed Charges and Preferred Stock Dividends

         For the nine months ended August 31, 2002 and 2001, earnings were insufficient to cover fixed charges and preferred stock dividends by $40.7 million and $23.0 million respectively. In 2002 the ability to cover fixed charges and preferred stock dividends was significantly impacted by $6.1 million in divestiture related expenses, $3.0 million of restructuring charges and $3.1 million in insurance related losses. If these items were excluded from the calculation in 2002, earnings would not have been sufficient to cover fixed charges and preferred stock dividends by $28.5 million. On that basis, 2002 and 2001 are more comparable.

Credit Agreement EBITDA

         The Company's senior secured credit facility has several financial covenants which are based on EBITDA as defined in the credit agreement for such credit facility. EBITDA is defined in the credit agreement ("Credit Agreement EBITDA") as earnings before interest expense, income taxes, depreciation and amortization, determined (A) without giving effect to (i) any extraordinary gains or losses but with giving effect to gains or losses from sales of assets sold in the ordinary course of business, (ii) any impact from the LIFO method of inventory accounting, (iii) any non-cash charge other than routine recurring non-cash charges that result in an accrual of a reserve for cash charges in any future period deducted in determining consolidated net income for such period,
(iv) amounts paid to present or future officers or employees in connection with their separation from employment, up to a limit (together with any compensation expense incurred in connection with the acquisition of the Company by Granaria) of $43.2 million (of which $5.8 million remained unused as of August 31, 2002),
(v) a $16.0 million gain from the receipt of insurance proceeds in 2000, (vi) the loss from the sale of the Company's former Machinery Segment and the loss from operations of the Machinery Segment in 2001, and (B) with giving effect to proforma pre-acquisition consolidated EBITDA attributable to businesses acquired during the year.

         The Company's earnings from continuing operations before interest, income taxes, depreciation and amortization was $23.0 million and $49.1 million for the three and nine months ended August 31, 2002. The following adjustments have been made to the Company's earnings before interest, income taxes, depreciation and amortization to arrive at Credit Agreement EBITDA:

                                                                              Three months ended     Nine months ended
                                                                                August 31, 2002        August 31,2002
                                                                              ------------------     -----------------
    Earnings from continuing operations before income taxes,
    interest, depreciation, and amortization:                                          $23.0                 $49.1
         Restructuring charges                                                             -                   3.0
         Losses from sale of divisions - Divestitures                                     .2                   6.1
         Management compensation - special                                                .5                   2.9
         Insurance related losses                                                          -                   3.1
         LIFO provision                                                                   .1                    .3
         Other non-cash, non-recurring items                                               -                   6.7
                                                                                       -----                 -----
    Credit Agreement EBITDA                                                            $23.8                 $71.2
                                                                                       =====                 =====

         Credit Agreement EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or cash flows from operating activities, as determined by accounting principles generally accepted in the United States of America, as a measure of the Company's operating performance or liquidity, respectively. Funds depicted by Credit Agreement EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments.

         The three financial covenants contained in the Company's senior secured credit agreement are a leverage ratio (the ratio of total debt plus the outstanding balance of the undivided interest as stated in Note F in Item 1, less cash on the balance sheet to Credit Agreement EBITDA), an interest coverage ratio (the ratio of Credit Agreement EBITDA to interest expense) and a fixed charge coverage ratio (the ratio of Credit Agreement EBITDA to the sum of interest expense plus required principal payments plus cash dividends paid plus income taxes paid) (all as defined in the Credit Agreement). The following table presents the required ratios and the actual ratios at August 31, 2002.

      Financial Covenant                                             August 31, 2002
      ------------------                                             ---------------
           Leverage Ratio - Required                      equal or less than                5.00
           Leverage Ratio - Actual                                                          4.41
           Interest Coverage Ratio - Required             equal to or greater than          2.00
           Interest Coverage Ratio - Actual                                                 2.46
           Fixed Charges Coverage Ratio - Required        equal to or greater than          1.25
           Fixed Charges Coverage Ratio - Actual                                            1.57

Liquidity and Capital Resources

     The Company's cash flow from operations and available credit facilities are considered adequate to fund both the short-term and long-term capital needs of the Company. As of August 31, 2002, the Company had $66.3 million unused under its senior secured revolving credit facility and $1.5 million unused under its European unsecured lines of credit. However, due to various financial covenant limitations under the Company's senior secured credit agreement (the "Credit Agreement") measured on the last day of each quarter, on August 31, 2002, the Company could incur only an additional $42.5 million of indebtedness.

     At August 31, 2002, the Company was in compliance with the covenants of its senior secured credit agreement and senior subordinated notes. As noted in Note F in Item 1 above, the Company has adopted Financial Accounting Standards Board SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in conjunction with the Asset Backed Securitization. However, under the definitions contained in the Credit Agreement, the aggregate amount of capital investment by the conduit, $41.0 million as of August 31, 2002, is treated as indebtedness for purposes of various financial covenants in the Credit Agreement.

     The Company has entered into various interest rate swap agreements to manage its variable interest rate exposure. Per the terms of the swap agreements, the Company exchanges, at specified intervals, the difference between fixed and variable interest amounts based on a notional amount of $90.0 million of the debt under the Credit Agreement at a weighted average interest rate of 5.678% plus the applicable spread beginning March 5, 2001 and maturing December 15, 2003.

     Commencing March 1, 2003, dividends on the Company's Convertible Exchangeable Preferred Stock become cash payable at 11-3/4% per annum; the first semi-annual dividend payment of $8.3 million is due September 1, 2003. If the Company does not pay cash dividends on the preferred stock, then holders of the preferred stock become entitled to elect a majority of the Board of Directors of Eagle-Picher Holdings. Dakruiter S.A., a company controlled by Granaria Holdings B.V., holds approximately 51.8% of the preferred stock and therefore Granaria Holdings B.V. would continue to be able to elect the entire Board of Directors of Eagle-Picher Holdings.

     The Company's $220.0 million revolving credit facility in its senior Credit Agreement expires February 28, 2004. The Company will be required to extend or replace this facility before that date. As of August 31, 2002, the Company had borrowed approximately $115.5 million and had approximately $38.2 million of letters of credit issued under this facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company enters into interest rate swap agreements to manage interest rate costs and risks associated with changing interest rates. The differential to be paid or received under these agreements is accrued and recognized as adjustments to interest expense. During the first quarter ended February 28, 2001, the Company had entered into various interest rate swap agreements with a commercial bank having a total notional amount of $90.0 million. The effective dates of these agreements are March 5, 2001 and March 15, 2001 and they mature December 5, 2003 and December 15, 2003, respectively. These agreements effectively change the interest rate exposure on $90.0 million of the Company's floating debt to a fixed rate of 5.678% plus the applicable spread. The Company may enter into additional interest rate swap agreements through the maturity date of the Credit Agreement as market conditions warrant. Based on the fair value of the interest rate swap agreements being held as of August 31, 2002, the Company has recorded a net loss of $5.1 million in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The remaining amount of loans outstanding under the Credit Agreement bear interest at floating rates.

       The Company's industrial revenue bonds ("IRB's") bear interest at variable rates based on the market for similar issues. Loans under the IRB's are not covered by the Swap Agreements.

       As of August 31, 2002, $140.5 million of revolving and term loans were outstanding under the Credit Agreement, of which, interest on $90.0 million is essentially fixed by the Swap Agreements discussed above. The interest rate risk on the remaining debt outstanding under the foreign lines of credit, the IRB's, and the $50.5 million remaining under the Credit Agreement totaling $69.8 million, has not been hedged. Accordingly, a 1% increase in the applicable index rates would result in additional interest expense of $.7 million per year, assuming no change in the current level of borrowing.

         The Company also enters into various foreign currency forward contracts to hedge a portion of its forecasted sales, generally within the next 12 months. The Company manages most of these exposures on a consolidated basis, which allows for netting certain exposures to take advantage of any natural offsets. The Company's principal areas of exposure are related to sales denominated in the currencies of Europe, Mexico and Canada with the majority of this exposure in European currencies. As of August 31, 2002, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $7.1 million. Based on the fair value of the futures contracts being held as of August 31, 2002, the Company has recorded a net loss of $.6 million in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

ITEM 4.   CONTROLS AND PROCEDURES

         Based on their evaluation (the "Evaluation"), the Company's Chief Executive Officer, John Weber, and Chief Financial Officer, Thomas Pilholski, have concluded that the Company's disclosure controls and procedures are generally effective, but also concluded that there are several weaknesses in the Company's Information Technology area (IT), including access security, network monitoring, IT procurement and IT inventory management. The Company has dedicated resources to correcting these issues, and the corrections are expected to be completed by the end of the next quarter. These weaknesses did not have a material impact on the accuracy of the Company's financial statements.

         As of the date of this report, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


         Please refer to Note H regarding Legal Matters contained in Part I,
Item 1 of this report, which is incorporated by reference in this Part II, as its Item 1.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          EAGLE-PICHER HOLDINGS, INC.





                                            /s/ Thomas R. Pilholski
                                           ------------------------------
                                           Thomas R. Pilholski
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)





DATE  October 15, 2002
    ------------------------

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           EAGLE-PICHER INDUSTRIES, INC.





                                            /s/ Thomas R. Pilholski
                                            --------------------------------
                                           Thomas R. Pilholski
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)





DATE October 15, 2002
    -----------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             DAISY PARTS, INC.





                                             /s/ Ken Higgins
                                             ---------------
                                             Ken Higgins
                                             Chief Financial Officer
                                             (Principal Financial Officer)





DATE October 15, 2002
    -----------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    EAGLE-PICHER DEVELOPMENT COMPANY, INC.





                                     /s/ Thomas R. Pilholski
                                    --------------------------------------
                                    Thomas R. Pilholski
                                    Senior Vice President
                                    (Principal Financial Officer)





DATE October 15, 2002
    -----------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            EAGLE-PICHER FAR EAST, INC.





                                             /s/ Thomas R. Pilholski
                                            -----------------------------
                                            Thomas R. Pilholski
                                            Senior Vice President
                                            (Principal Financial Officer)





DATE October 15, 2002
    -----------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           EAGLE-PICHER MINERALS, INC.





                                           /s/ Paul Wonder
                                           ---------------
                                           Paul Wonder
                                           Vice President
                                           (Principal Financial Officer)





DATE October 15, 2002
    -----------------------

                                            SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     EAGLE-PICHER TECHNOLOGIES, LLC





                                      /s/ Bradley J. Waters
                                     ---------------------------------
                                      Bradley J. Waters
                                      Vice President, and
                                      Chief Financial Officer




DATE October 15, 2002
    -----------------------

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HILLSDALE TOOL & MANUFACTURING CO.





                                     /s/ Ken Higgins
                                     ---------------
                                     Ken Higgins
                                     Chief Financial Officer
                                     (Principal Financial Officer)





DATE October 15, 2002
    -----------------------

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EPMR CORPORATION (F/K/A MICHIGAN
                                         AUTOMOTIVE RESEARCH CORPORATION)





                                         /s/ Thomas R. Pilholski
                                         ----------------------------------
                                         Thomas R. Pilholski
                                         Senior vice President
                                         (Principal Financial Officer)



DATE October 15, 2002
    -----------------------

                                 CERTIFICATIONS



I, JOHN H. WEBER, PRESIDENT AND CHIEF EXECUTIVE OFFICER, certify that:


1. I have reviewed this quarterly report on Form 10-K of Eagle-Picher Holdings, Inc. , Eagle-Picher Industries, Inc., Daisy Parts, Inc., Eagle-Picher Development Co., Inc., Eagle-Picher Far East, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool & Manufacturing Co. and EPMR Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      /s/ JOHN H. WEBER                                Date: October 15, 2002
---------------------------------------------
   John H. Weber, President and
   Chief Executive Officer

I, THOMAS R. PILHOLSKI, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, certify that:


1. I have reviewed this quarterly report on Form 10-K of Eagle-Picher Holdings, Inc. , Eagle-Picher Industries, Inc., Daisy Parts, Inc., Eagle-Picher Development Co., Inc., Eagle-Picher Far East, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool & Manufacturing Co. and EPMR Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   /s/ THOMAS R. PILHOLSKI                             Date: October 15, 2002
---------------------------------------------
 Thomas R. Pilholski, Senior Vice President
 and Chief Financial Officer