Form 10-K
period 2002-11-30
EAGLE PICHER HOLDINGS INC; EPMR CORP; HILLSDALE TOOL & MANUFACTURING CO; EAGLE PICHER TECHNOLOGIES LLC; EAGLE PICHER MINERALS INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER DEVELOPMENT CO INC; DAISY PARTS INC; EAGLE PICHER INDUSTRIES INC
filed 2003-03-03
CIK 1059364, 1059575, 1059573, 1059576, 1059572, 1059570, 1059568, 1059567, 30927

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the fiscal year ended November 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 333-49957-01

Eagle-Picher Holdings, Inc.

A Delaware Corporation

I.R.S. Employer Identification

No. 13-3989553

11201 North Tatum Blvd. Suite 110, Phoenix, Arizona 85028

Registrant’s telephone number, including area code:

602-923-7200

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

* EAGLE-PICHER HOLDINGS, INC. IS FILING THIS REPORT VOLUNTARILY IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE TERMS OF ITS 9 3/8% SENIOR SUBORDINATED NOTES AND 11 3/4% SERIES B CUMULATIVE EXCHANGEABLE PREFERRED STOCK AND IS NOT REQUIRED TO FILE THIS REPORT PURSUANT TO EITHER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐          No ☑ (See explanatory note immediately above.)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was zero.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes ☐         No ☑

     930,500 shares of common capital stock, $.01 par value each, were outstanding at February 25, 2003

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

PART I

Item 1.     Business

      Eagle-Picher Holdings, Inc. is a diversified manufacturer of products for automotive, defense and aerospace applications in addition to other industrial arenas. Today, we are organized into three strategic business units, or our reportable business segments. These are our Automotive Segment, our Technologies Segment, and our Filtration and Minerals Segment.

Automotive Segment

      Our Automotive Segment consists of our Hillsdale and Wolverine divisions. Together these two divisions produce systems, components and raw materials for passenger cars, trucks, vans and sport utility vehicles. These products are sold to major automotive manufacturers and their suppliers in North America, Europe and Asia. The Automotive Segment’s products can be broken down into two product categories: Hillsdale Precision Machined Components and Wolverine Rubber-Coated Metal Products. The following table sets forth the percentage of our consolidated Net Sales contributed by each product category:

	Years Ended
	November 30,

	2002	2001	2000

Hillsdale Precision Machined Components	51.2%	49.8%	48.6%
Wolverine Rubber Coated Metal Products	11.4%	10.5%	10.6%
Divested Divisions	—	—	5.6%

	62.6%	60.3%	64.8%

      Hillsdale Precision Machined Components. The largest of our divisions, the Hillsdale division is a provider of noise, vibration and harshness solutions to the worldwide automotive market. The Hillsdale division also supplies complex machined components and systems for engine, transmission, axle/ driveline and chassis/ suspension applications. The Hillsdale division’s expertise runs from product design and development, through prototypes and testing, launch and production. Widely recognized as North America’s leading torsional vibration damper manufacturer with custom rubber compounding and manufacturing capabilities, the Hillsdale division’s product line also includes transmission oil pumps, vibration dampening devices and a variety of other products that are precision machined from castings and forgings. The Hillsdale division is skilled at working with a wide range of metals, including magnesium, aluminum, steel, gray iron and nodular iron. Its products are manufactured in facilities located in the United States, Mexico and the United Kingdom. The Hillsdale division, through its Tech Center located in Hillsdale, Michigan, offers technical, cost-effective solutions for today’s demanding customer applications. The market for precision machined components has many competitors, including a few strong and well-positioned competitors and the original equipment manufacturers (“OEMs”) themselves. The Hillsdale division competes in this market primarily on the basis of quality, price, delivery and service. The Hillsdale division currently has several programs underway, including Lean Manufacturing, expansion of manufacturing operations in Mexico, Advanced Product Quality and Planning, and value engineering initiatives to improve its cost and quality positions.

      Wolverine Rubber Coated Metal Products. Our Wolverine division pioneered and perfected the technology to produce rubber coated paper and metal using the line coating process. In this process, bulk rolls of metal or paper run through a “coating line,” which prepares the material for coating, applies specially formulated and proprietary rubber and other compounds to the material in precise thicknesses, and dries and cures the coated material to bond the compound to the metal or paper and achieve the sealing, heat resistance, durability and precise thickness characteristics required for the intended application. These coated materials are impervious to fluid penetration and can withstand high compression loads, making these materials ideal for applications where high temperature and pressure create a requirement for close tolerances, exceptional sealing characteristics and durability. Typical applications include sealing systems (i.e. gaskets) for engines, transmissions and compressors. These materials are also used as a noise suppressant for brakes, a product in which the Wolverine division is the market leader. The rubber coated materials are manufactured in the United States. Certain sealing and insulating products, such as compressor gaskets for air conditioning units and brake noise insulators, are stamped out of the rubber coated materials both in the United States and in Germany. The primary competition of the Wolverine division’s products is a process known as curtain coating, which refers to a process of coating metal products with rubber after stamping or cutting the metal into the required shape. We do not believe that the curtain coating process can offer the close tolerances or exceptional sealing characteristics and durability of the Wolverine division’s line coating process. The Wolverine division has installed additional manufacturing capacity and is focused on several growth initiatives, including new market opportunities in the brake aftermarket and small engines markets, as well as increased penetration of the global market.

      The Automotive Segment distributes its products primarily through internal sales personnel located in offices in North America, Japan and Europe. Generally, competitive conditions for the Automotive Segment are characterized by intense pricing pressures from major customers and by an emphasis on quality, delivery and service.

      The Automotive Segment’s largest customer in fiscal year 2002 was Honda, who accounted for $84.2 million or 12.1% of our consolidated net sales. No other customer accounted for 10% or more of consolidated net sales.

Technologies Segment

      The Technologies Segment is a diverse group of businesses with a broad spectrum of technologies and capabilities. The following indicates the percentage of revenues for our Technologies businesses compared to our consolidated revenues:

	Years Ended
	November 30,

	2002	2001	2000

Power Group	15.0%	14.2%	11.8%
Precision Products — divested July 17, 2002	0.5%	1.4%	1.7%
Specialty Materials Group	8.2%	10.7%	10.1%
Chemsyn	1.9%	1.9%	1.2%

	25.6%	28.2%	24.8%

     Power Group

      The Power Group is a major supplier of batteries and power systems components for aerospace, defense and telecommunications applications. It has been providing the aerospace and defense industries with high quality, reliable batteries for more than 50 years. Its batteries have been on every United States’ manned space flight, and its silver zinc batteries provided the power for the safe return to earth of the famed Apollo 13 flight crew. Its nickel hydrogen batteries power more than 85% of the United States’ most advanced communications and surveillance satellites as well as items such as the Hubble Telescope and the International Space Station. Other batteries manufactured by the Power Group serve as launch batteries in booster rockets and support a variety of military applications, including missile guidance, seat ejection and weapons systems. It also manufactures a line of batteries sold commercially for use in items such as industrial fire and burglary alarm panels, telecommunications backup, remote global positioning units, animal tracking and incarceration bracelets.

      Over 90% of the Power Group’s revenue comes from military or space applications. Major customers include Raytheon, Lockheed Martin and Boeing. SAFT, a subsidiary of Alcatel, is our primary competitor. The Power Group is looking to expand its presence in the commercial market through joint ventures, licensing, and other technology development initiatives. These new market opportunities presently include high performance lead-acid batteries, implantable medical device batteries, super fast battery chargers, and long life batteries for remote applications, such as coastal buoys and remote monitoring stations. The Power

Group has started to incorporate “six sigma” in their operations to enhance quality and reliability and reduce costs. This new initiative started as a joint development activity with one of their major customers, Raytheon, and is now being utilized across the organization and with other key customers, such as Lockheed Martin and Boeing.

     Specialty Materials Group (SMG) Business

      The SMG business manufactures and tests high purity specialty material compounds for a wide range of services and products. For example, they are a major source for high purity isotopically enriched boron compounds and isotopically purified zinc, both of which are used in nuclear power plants. They also refine rare metals, such as high purity germanium and germanium compounds. These products serve several markets, including fiber optic cable, plastics, semiconductors, infrared thermal imaging and substrates for satellite solar cell arrays. SMG has recently introduced the use of boron as a nuclear waste containment material, named BondAidsTM. It is undergoing testing with the U.S. Department of Energy. SMG also manufactures industrial chemicals and a wide range of super clean containers, which meet strict EPA protocols for environmental sampling. Our primary customers in the SMG business include utility companies for boron-related products, and telecom and semi-conducting companies for our Germanium-based products. Our primary competitors are Umicore and General Electric.

     Chemsyn Business

      The Chemsyn business manufactures drug active ingredients for pharmaceutical companies, principally in small batches for clinical trials and low volume prescription drugs. Chemsyn’s primary customers are Wyeth, Immunogen and Celgene and it has numerous small competitors in a highly fragmented market.

Filtration and Minerals Segment

      The Filtration and Minerals Segment is recognized as a world leader in the mining, process technology and marketing of diatomaceous earth and perlite filter aids. This segment comprised 11.8% of our net sales in 2002, 11.5% in 2001, and 10.4% in 2000.

      Diatomaceous earth, or diatomite, is a non-metallic material that is odorless, tasteless and highly stable. With its natural honeycomb structure, strength and low bulk density, diatomite is an ideal medium for filtration applications. Perlite is a mineral of volcanic origin, also with natural qualities that make it valuable as a filter aid. These products are used in a variety of industrial and commercial applications, including liquid solid separation in food and beverage, chemical, pharmaceutical and wastewater industries and as catalyst carriers and for liquid waste solidification. This segment is second to Allegheny Corporation in the sale of filter aid products made using diatomaceous earth, perlite and cellulose. Filtration and Minerals sells its filter aid products under the trademark CELATOM® both directly and through distributors to many customers.

      This segment also produces industrial absorbents, functional fillers and soil amendments and conditioners. It is the world’s number one producer of granular diatomite absorbent products known as FLOOR DRYTM, as well as AXIS® and PLAY BALL!® soil amendments and conditioners. In the North American market for industrial absorbents, this segment has a variety of competitors due to a number of other materials, such as clay, which are also used for this purpose.

      The Filtration and Minerals Segment serves over 35 markets and more than 2,000 customers around the globe with its various products. Shipments to these customers worldwide place this segment among the top ten container shippers from ports along the West Coast of the United States.

      Filtration and Minerals competes using a “value-chain” strategy based on price, service and quality as well as technical support provided to filter aid customers. The intent is to shift the buying decision from a commodity-oriented “dollars/ton” to a specialty materials “value-in-use” model. This is a unique approach in an industry that has historically been dominated by a major supplier. Filtration and Minerals is also looking to penetrate new high-growth markets, such as potable water filtration, biotech and industrial filtration.

      The segment operates four mines and three processing facilities in the United States. The sales offices located in the United States and Europe market diatomite, perlite and cellulose directly and through distributors in North America, Europe, Asia, Africa and the Middle East.

Other Information

      Corporate Structure. We are a majority-owned subsidiary of Granaria Industries, B.V. of The Netherlands. Our corporate headquarters is located in Phoenix, Arizona with operations in 11 U.S. states, Mexico, Canada, the United Kingdom and Germany. We were founded in 1843 as a manufacturer of paint pigments which were marketed under the brand name Eagle White Lead. In 1876, the Picher family of Joplin, Missouri formed the Picher Lead Mining Company. The two firms merged in 1916 forming the Eagle-Picher Lead Company. In 1966, we were renamed Eagle-Picher Industries, Inc. to reflect ongoing diversification into other industries.

      Recent Acquisitions and Divestures. During 2002, we sold certain assets and liabilities of our Precision Products business in our Technologies Segment to a group of former employees and divisional management personnel. We received approximately $3.1 million in proceeds and recorded a $2.8 million loss on the sale.

      Effective December 14, 2001, we sold certain of the assets of our former Construction Equipment Division. This division represented our entire former Machinery Segment. The sale price was $6.1 million in cash, plus an estimated working capital adjustment of $1.0 million, and the assumption of approximately $6.7 million of current liabilities. We retained the land and buildings of the Construction Equipment Division’s main facility in Lubbock, Texas and lease the facility to the buyer for a five year term. The buyer has an option to buy the facility for $2.5 million, increasing $0.1 million per year over the term. We also retained approximately $2.3 million of raw materials inventory, which the buyer was required to purchase within one year. The buyer failed to purchase 25%, or approximately $0.6 million, of the inventory. We intend to pursue collection actions. Finally, we retained approximately $0.9 million of accounts receivable. The Net Assets of Operations to be Sold at November 30, 2002 are primarily the remaining balance of the inventory as the liabilities associated with this transaction have been transferred to the Accrued Divestitures reserve at November 30, 2002. The measurement date to account for the Machinery Segment as a discontinued operation was March 1, 2001. Accordingly, the results of the Machinery Segment’s operations have been reported separately as a discontinued operation in the accompanying financial statements. Net sales from discontinued operations were $65.1 million in 2001 and $82.6 million in 2000. During 2001, we recorded provisions totaling $30.4 million, net of an income tax benefit of $6.1 million. This provision included estimated losses and costs to be incurred in connection with the disposition of the Machinery Segment, including $5.7 million in expected losses during the phase out period from March 1, 2001 to December 14, 2001. An operating loss of $1.7 million, net of a $0.9 million tax benefit, was incurred in the first quarter of 2001.

      During 2000, as part of our previously announced program to focus management, technical and financial resources on core businesses, we completed the sale of our Ross Aluminum Foundries, Fluid Systems, Michigan Automotive Research Corporation, Rubber Molding, and Cincinnati Industrial Machinery divisions for aggregate net proceeds of $85.0 million.

      On June 30, 2000, our Technologies Segment acquired the stock of BlueStar Battery Systems Corporation for $4.9 million in cash. Immediately following the transaction the name of the corporation was changed to Eagle-Picher Energy Products Corp. (“EPEP”). EPEP manufactures batteries using lithium based technology, which is of strategic importance to the battery manufacturing operations in our Technologies Segment. Substantially all of EPEP’s products are sold to the United States Army, a branch of the military previously not counted among the significant customers of the Technologies Segment.

      On December 1, 1999, our Technologies Segment acquired the depleted zinc distribution business (the “DZ Business”) of Isonics Corporation (“Isonics”) for approximately $8.2 million.

      Our Hillsdale Division acquired Carpenter Enterprises Limited (“Carpenter”) as of March 1, 1999 for a purchase price of approximately $73.0 million. Carpenter is a supplier of precision machined components to the automotive industry with operations, products and a customer base complimentary to those of the Hillsdale Division.

      Raw Materials. The prices of our raw materials are subject to volatility. Our principal raw materials are rubber, steel, zinc, nickel, germanium, boron, and aluminum. With the exception of germanium, these raw materials are commodities that are widely available. We believe that the germanium supply available to us will be sufficient to satisfy our requirements for 2003. Although we have alternate sources for most of our raw materials, our policy is to establish arrangements with select vendors based upon price, quality and delivery terms. We are also looking to further diversify our supplier base and increase the percentage of our materials purchased in lower cost regions, such as Asia, Mexico, and Eastern Europe. In addition, due to their manufacturing processes, our Filtration and Minerals Segment and our Wolverine Rubber-Coated Metal Products division are heavy consumers of natural gas.

      Intellectual Property. We own or license a number of patents, primarily in the United States. Many of our products incorporate a wide variety of technological innovations, some of which are protected by individual patents. Many of these innovations are treated as trade secrets with programs in place to protect these trade secrets. No one patent or group of related patents is material to our business. We also have numerous trademarks, including the Eagle-Picher name.

      Backlog. Our backlog was $131.1 million at November 30, 2002, $134.4 million at November 30, 2001 and $134.6 million at November 30, 2000. We expect our order backlog outstanding at November 30, 2002 to be filled during fiscal 2003. As is customary in the automotive industry, we enter into blanket purchase orders with our customers with respect to specific product orders. From time to time, the customer, depending on their needs, will provide us with releases on a blanket purchase order for a specified amount of products. As a result, the backlog for the Automotive Segment is not significant.

      Government Contracts. Our Technologies Segment has contracts with the U.S. Government that have standard termination provisions. The U.S. Government retains the right to terminate the contracts at its convenience. However, if contracts are terminated, we are entitled to be reimbursed for allowable costs and profits through the date of the contract termination. U.S. Government contracts are also subject to reduction or modification in the event of changes in Government requirements or budgetary constraints. During 2002, approximately 54.4% of our Technologies Segment’s sales were directly with the U.S Government or with other companies where the U.S. Government was the end customer.

      Research and Development. We spent approximately $9.8 million in 2002, $10.4 million in 2001 and $11.7 million in 2000 on research and development activities, primarily for the development of new products or the improvement of existing products.

      Employees. As of November 30, 2002, we employed approximately 3,800 persons. A portion of our employees are represented by labor organizations. We believe that our relations with our employees are generally good.

      Environmental Matters. We are subject to extensive and evolving Federal, state and local environmental laws and regulations. Compliance with such laws and regulations can be costly. Governmental authorities may enforce these laws and regulations with a variety of enforcement measures, including monetary penalties and remediation requirements. We have policies and procedures in place to ensure that our operations are conducted in compliance with such laws and regulations and with a commitment to the protection of the environment.

      We are involved in various stages of investigation and remediation related to environmental remediation projects at a number of sites as a result of past and present operations, including currently-owned and formerly-owned plants. Also, we have received notice that we may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as a potentially responsible party at a number of sites (“Superfund Sites”).

      The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on our experience with environmental remediation matters, we have accrued reserves for our best estimate of remediation costs, and we do not believe that remediation activities will have a material adverse impact on our financial condition, results of operations or cash flows. In addition, in the course of our bankruptcy described below in Item 3 of this report, we obtained an agreement with the U.S. Environmental Protection Agency and the states of Arizona, Michigan and Oklahoma whereby we are limited in our responsibility for environmental sites not owned by us that allegedly arise from pre-bankruptcy activities. We retain all of our defenses, legal or factual, at such sites. However, if we are found liable at any of these sites we may be required to pay as if such claims had been resolved in our bankruptcy and therefore our liability is paid at approximately 37%.

      We had total expenditures for environmental compliance and remediation of $10.0 million in 2002, $9.1 million in 2001, and $11.3 million in 2000. We estimate that we will spend $12.8 million during 2003. As of November 30, 2002, we had $17.7 million accrued for sold divisions or businesses related to legal and environmental matters, and believe such reserves to be adequate under the current circumstances. In addition, we have $2.4 million recorded in other accrued liabilities related to environmental liabilities for our on-going businesses.

      Financial Information about Foreign and Domestic Operations and Export Sales. Financial information about Foreign and Domestic Operations and Export Sales is included in our financial statements (see Notes O and H of the financial statements).

Item 2.     Properties

      Our principal fixed assets consist of our manufacturing, processing and storage facilities, and our transportation and plant vehicles. Substantially all of our owned properties and assets are pledged as collateral under our syndicated senior credit agreement. The following sets forth selected information regarding our manufacturing and processing facilities:

Description of
Reportable Business Segment	Location	Property Interest

Automotive
Domestic	Blacksburg, Virginia (2 plant locations)	owned
	Hillsdale, Michigan (4 plant locations)	owned
	Hamilton, Indiana	owned
	Inkster, Michigan	owned
	Jonesville, Michigan	owned
	Leesburg, Florida	owned
	Manchester, Tennessee	leased
	Mount Pleasant, Michigan	owned
	Traverse City, Michigan	owned
	Vassar, Michigan	leased
International	Ohringen, Germany	owned
	San Luis Potosi, Mexico	owned
	Tamworth, England	owned

Description of
Reportable Business Segment	Location	Property Interest

Technologies
Domestic	Colorado Springs, Colorado	owned
	Galena, Kansas	owned
	Grove, Oklahoma	owned
	Harrisonville, Missouri	owned
	Joplin, Missouri (6 plant locations)	owned & leased
	Lenexa, Kansas	owned
	Miami, Oklahoma (3 plant locations)	owned & leased
	Quawpaw, Oklahoma (2 plant locations)	owned
	Seneca, Missouri	owned
	Stella, Missouri	owned
International	Vancouver, Canada	leased
Filtration and Minerals(1)
Domestic	Clark Station, Nevada	owned
	Lovelock, Nevada	owned
	Vale, Oregon	owned
Other
Domestic	Lubbock, Texas	owned

(1)	In addition to the facilities listed, our Filtration and Minerals Segment has office space in Reno, Nevada, and mining locations in Nevada, Oregon and California.

      We own or lease additional office space, including our corporate headquarters in Phoenix, Arizona as well as our former corporate headquarters in Cincinnati, Ohio. We also have sales offices in Europe and Asia, and warehouse space for certain of our operations.

      Our properties are adequate and suitable for our business and generally have capacity for expansion of existing buildings on owned real estate. Plants range in size from 420,000 square feet of floor space to under 50,000 square feet and generally are located away from large urban centers. Substantially all of our buildings have been well maintained, and are in sound operating condition.

      Mining. Our Filtration and Minerals Segment owns and leases diatomaceous earth and perlite mining locations as well as numerous claims in Nevada, Oregon and California (collectively, “mining properties”). Our owned and leased mining properties, including those not currently being mined, comprise a total of approximately 10,500 acres in Storey, Lyon, Pershing and Churchill Counties in Nevada and 5,000 acres in Malhuer and Harney Counties in Oregon, as well as rights on 2,500 acres not currently being mined in Siskiyou County in California. We continually evaluate potential mining properties, and additional mining properties may be acquired in the future. The Filtration and Minerals Segment extracts diatomaceous earth and perlite through open-pit mining using a combination of bulldozers, wheel type tractor scrapers, excavators and articulated trucks. The extracted materials are carried by truck to separate processing facilities. A total of approximately 374,000 tons of diatomaceous earth and perlite were extracted by our mining properties in Nevada and Oregon in 2002. On average, we have extracted a total of approximately 423,000 tons of diatomaceous earth and perlite from our Nevada and Oregon properties each year for the past six years. As ore deposits are depleted, we reclaim the land in accordance with plans approved by the relevant Federal, state and local regulators. The following mining properties are of major significance to our mining operations.

Nevada. Our diatomaceous earth mining operations in Nevada commenced in 1945 in Storey County. We commenced perlite-mining operations in Churchill County in 1993. We extracted a total of approximately 223,000 tons of diatomaceous earth and perlite from our Nevada mining properties in 2002 and, on average, extracted a total of approximately 266,000 tons of diatomaceous earth and perlite from our Nevada mining properties each year for the past six years, or approximately 60% of our total diatomaceous earth and perlite production (and including 100% of our perlite production). Approxi-

mately 265 acres in Storey County, where mining activities commenced 57 years ago, and approximately 62 acres in the Counties of Lyon and Churchill are actively being mined by us for diatomaceous earth. Diatomaceous earth from Storey, Churchill and Lyon mining properties is processed at the Clark Station, Nevada facility. We believe our diatomaceous earth reserves in the Counties of Storey, Churchill and Lyon, including mining properties not actively being mined, are in excess of 30 years at current levels of extraction based upon estimates prepared by our mining and exploration personnel. Diatomaceous earth extractions from the Pershing mining properties, which commenced more than 42 years ago, are processed at the Lovelock, Nevada facility. Approximately 975 acres are actively being mined for diatomaceous earth in Pershing. We believe our diatomaceous earth reserves in Pershing, including mining properties not actively being mined, to be in excess of 15 years at the current level of extraction based on estimates prepared by our mining and exploration personnel. Beginning in 1993, we have actively mined approximately 25 acres in Churchill County for perlite, which is processed at the Lovelock, Nevada facility. We believe our perlite reserves in Churchill County, including mining properties not actively mined, are in excess of 30 years at the current level of extraction based upon estimates prepared by our mining and exploration personnel.

Oregon. We commenced mining diatomaceous earth in Oregon in 1985 at our mining properties in Harney and Malhuer Counties. Approximately 88 acres in Harney County and 80 acres in Malhuer County are actively being mined. Diatomaceous earth extracted from these mines is processed at our Vale, Oregon facility. We extracted approximately 151,000 tons of diatomaceous earth from the Harney County and Malhuer County mining properties during 2002 and on average, have extracted approximately 158,000 tons of diatomaceous earth each year for the past six years from these mining properties, or approximately 40% of our total diatomaceous earth and perlite production. We believe our diatomaceous earth reserves in Harney County and Malhuer County, including mining properties not actively being mined, are in excess of 30 years at the current level of extraction based on estimates prepared by our mining and exploration personnel.

Item 3.     Legal Proceedings

      As a result of sales prior to 1971 of asbestos-containing insulation materials, Eagle-Picher Industries, Inc. became the target of numerous lawsuits seeking damages for illness resulting from exposure to asbestos. By the end of 1990, we had paid hundreds of millions of dollars to asbestos litigation plaintiffs and their lawyers. In January 1991, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code as a direct consequence of cash shortfalls attributable to pending asbestos litigation liabilities. On November 29, 1996, we emerged from bankruptcy as a reorganized company. The bankruptcy court issued permanent injunction which precludes holders of present and future asbestos-related or lead-related personal injury claims from pursuing their claims against us. Consequently, we have no further liability in connection with such asbestos-related or lead-related personal injury claims. Instead, those claims will be channeled to the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust (the “PI Trust”) which is an independently administered qualified settlement trust established to resolve and satisfy those claims. Under the terms of our bankruptcy reorganization, all of the outstanding common stock of the former Eagle-Picher Industries, Inc. was cancelled and newly issued common stock of the reorganized entity was contributed to the PI Trust, together with certain notes and cash. On February 24, 1998, we acquired the reorganized entity from the PI Trust for $702.5 million. A final distribution of approximately $10.9 million was made by us to the PI Trust and all other eligible unsecured claimants in June 2001.

      On January 25, 1996, Richard Darrell Peoples, a former employee, filed a lawsuit in the United States District Court for the Western District of Missouri claiming that we violated the federal False Claims Act based on alleged irregularities in testing procedures in connection with certain U.S. Government contracts. Mr. Peoples filed this lawsuit under a procedure which gives a private individual the right to file a lawsuit for a violation of a Federal statute and be awarded up to 30% of any recovery. The government has the right to intervene and take control of such a lawsuit. Following an extensive investigation, the U.S. Government declined the opportunity to intervene or take control of this suit. The allegations in the lawsuit are similar to allegations made by Mr. Peoples, and investigated by our outside counsel, prior to the filing of the lawsuit. Our outside counsel’s investigation found no evidence to support any of Mr. Peoples’ allegations, except for some inconsequential expense account matters. The case is in a discovery phase. Recently the court disqualified Mr. Peoples’ lawyer from the case after he read some of our attorney-client privileged documents that Mr. Peoples took from our lawyers’ offices without authorization. We intend to contest this suit vigorously and do not believe that the resolution of this lawsuit will have a material adverse effect on our financial condition, results of operations or cash flows.

      On May 8, 1997, Caradon Doors and Windows, Inc. (“Caradon”), filed a suit against us in the United States District Court for the Northern District of Georgia alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in the amount of approximately $20.0 million. This suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement. In June 1997, we filed a motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, seeking an order that Caradon’s claims had been discharged by our bankruptcy and enjoining Caradon from pursuing its lawsuit. On December 24, 1997, the Bankruptcy Court held that Caradon’s claims had been discharged and enjoined Caradon from pursuing its lawsuit. Caradon appealed the Bankruptcy Court’s decision to the United States District Court for the Southern District of Ohio, and on February 3, 1999, the District Court reversed on the grounds that the Bankruptcy Court had not done the proper factual analysis and remanded the matter back to the Bankruptcy Court. The Bankruptcy Court held a hearing on this matter on September 24 and 25, 2001, and on May 9, 2002 again held that Caradon’s claims had been discharged and enjoined Caradon from pursuing the Caradon Suit. Caradon has again appealed this decision to the District Court. We intend to contest this suit vigorously and do not believe that the resolution of this suit will have a material adverse effect on our financial condition, results of operations or cash flows.

      As previously reported, last year our former President and Chief Executive Officer, Andries Ruijssenaars, filed a lawsuit against us, certain of our directors, and ABN AMRO Bank in the U.S. District Court for the Southern District of Ohio, Western Division. Mr. Ruijssenaars claimed that we were obligated to purchase his shares of our common stock for approximately $4.7 million rather than $2.8 million as we claimed. Mr. Ruijssenaars’ lawsuit also challenged a 2001 amendment to our Supplemental Executive Retirement Plan which changed the determination of benefits under the SERP, and claimed that we were obligated to purchase an annuity for his additional SERP benefit accrued after 2000 and reimburse him for the tax consequences. In the fourth quarter of 2002 we finalized a settlement of the lawsuit, agreeing to pay Mr. Ruijssenaars $3.8 million in December 2002 for his stock and recognize his SERP benefits under the pre-2001 amendment, but not to purchase an annuity or reimburse any taxes. Granaria Holdings B.V., our controlling common shareholder, and ABN AMRO Bank, N.V., the agent under our senior credit facility and the indirect holder of approximately 37.5% of our common stock, each guaranteed 50% of Mr. Ruijssenaars unfunded SERP payments.

      On December 1, 1999, our Technologies Segment acquired the depleted zinc distribution business (the “DZ Business”) of Isonics Corporation (“Isonics”) for approximately $8.2 million, payable $6.7 million at closing and $1.5 million in three installments of $500,000 each payable on the first three anniversaries of the closing. In connection with the purchase of the DZ Business, we agreed to sell 200 kg of isotopically purified silicon-28 to Isonics. Due to various factors, we did not deliver any silicon-28 to Isonics. Isonics asserted a claim against us for $75.0 million in arbitration for the failure to deliver silicon-28. On July 24, 2002, we paid $2.5 million to Isonics to settle all claims among us and Isonics including the remaining installment payments totaling $1.5 million for the DZ business, and the parties signed mutual general releases.

      On October 30, 2001, GMAC Business Credit, LLC (GMAC) and Eagle Trim, Inc. filed a lawsuit in the United States District Court for the Eastern District of Michigan, Southern Division, against us arising out of the sale of our former automotive interior trim division to Eagle Trim. In connection with that sale, we guaranteed to GMAC, which funded the acquisition, that approximately $3.9 million of receivables relating to tooling purchased by us on behalf of customers would be paid by November 2001. Eagle Trim ceased operations during 2001. At that time, Eagle Trim and GMAC alleged that approximately $2.7 million of the tooling receivables had not been collected and did not exist at the time of the sale. On September 30, 2002, we settled this matter by agreeing to pay $5.4 million to GMAC, payable $1.5 million by December 5, 2002, $1.7 million, payable in monthly installments from January 2003 through June 2003, and $2.2 million, payable in monthly installments from July 2003 through October 2005, plus interest at 4.5% per annum.

      In addition, we are involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal course of our business. In our opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect our financial position, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Not Applicable.

Item 6.	Selected Financial Data

					Nine Months	Three Months
					Ended	Ended
					November 30,	February 28,
	2002	2001	2000	1999	1998	1998

						(Predecessor)
	(in thousands of dollars, except
	per share amounts)
Statement of Income (Loss):
Net sales(A)	$696,765	$708,750	$770,466	$838,948	$572,018	$185,729
Operating income(B)	5,346	4,278	62,288	27,915	7,083	9,170
Interest expense(C)	41,142	40,105	43,989	45,475	33,477	4,104
Income (loss) from continuing operations before taxes	(34,231)	(31,914)	18,395	(14,000)	(24,551)	3,807
Net income (loss)	(36,832)	(53,971)	5,610	(17,587)	(14,364)	807
Preferred stock dividends accreted	14,887	13,282	11,848	10,569	7,382	—
Basic and diluted income (loss) per share from continuing operations applicable to common shareholders	(53.60)	(35.84)	(2.53)	(24.03)	(24.55)	0.40
Basic and diluted income (loss) per share applicable to common shareholders	(53.60)	(68.51)	(6.26)	(28.16)	(21.75)	0.08
Balance Sheet Data (end of period):
Total assets	$613,041	$728,934	$767,699	$833,947	$807,307	N/A
Total debt and preferred stock(D)	511,698	566,212	567,735	642,035	571,743	N/A
Other Data and Selected Ratios:
EBITDA(E)	$70,955	$67,298	$119,810	$92,142	$48,249	$22,135
Earnings/fixed charges and preferred stock dividends(F)	N/A	N/A	1.11x	N/A	N/A	1.85x

All prior year figures have been restated to exclude discontinued operations. See Note C in our financial statements.

(A)	Includes net sales attributed to Divested Divisions in our Automotive Segment of $42.8 million in 2000, $130.0 million in 1999, $112.7 million in the nine months ended November 30, 1998, and $37.1 million in the three months ended February 28, 1998.

As discussed in Note Q to the consolidated financial statements in Item 8, during the fourth quarter of 2002 we restated prior years financial statements to reflect the appropriate adoption of EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 states that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. Prior to the adoption of EITF 00-10, some of the costs billed to customers for shipping and handling costs (our transportation expenses) were included as an offset to our costs. This restatement had no impact on operating income, net income, or cash flows. The impact of this restatement on the financial statements was to increase net sales and cost of products sold by $16.3 million in 2001, $15.5 million 2000, $16.0 million in 1999, $12.5 million in the nine months ended November 30, 1998, and $2.5 million in the three months ended February 28, 1998.

(B)	Operating income is not indicative of trends as the results for the nine months ended November 30, 1998 (subsequent to the acquisition) and those of the Predecessor (subsequent to the bankruptcy reorganization, but before the acquisition) were derived using different bases of accounting.

The following items also materially affect the comparability of data.

In fiscal 1999, we recorded a non-cash provision of $21.4 million, primarily related to the impairment of asset values for certain of our divisions that we held for sale, which was recognized because the expected net realizable value of these divisions was estimated to be insufficient to recover their carrying value. These divisions were sold in fiscal 2000.

In fiscal 2000, we settled claims against a former insurer regarding environmental remediation costs and received $16.0 million which was recorded as income. Additionally, we completed the sale of various divisions primarily in our Automotive Segment for aggregate net proceeds of approximately $85.0 million and an aggregate gain on sale of $17.1 million, which was reduced by various provisions of $14.0 million for items relating to divisions sold in prior years, to a net gain of $3.1 million.

In fiscal 2001, we recorded $14.1 million in restructuring charges related to our Technologies Segment’s operations and the relocation of our corporate headquarters to Phoenix, Arizona. Also, during 2001, we recorded additional costs of $2.1 million related to divisions sold in prior years.

In fiscal 2002, we recorded approximately $5.9 million in restructuring charges primarily related to exiting our Gallium business within our Technologies Segment. In addition, fiscal 2002 included approximately $6.5 million of losses related to divisions sold in prior years, and a $3.1 million loss for an insurance receivable primarily related to inventories damaged in a fire during the third quarter of 2001 at our Missouri bulk pharmaceutical manufacturing plant.

(C)	Excluded from interest expense is $3.3 million in 2001, $3.4 million in 2000, $3.6 million in 1999, $2.8 million in the nine months ended November 30, 1998, and $2.8 million in the three months ended February 28, 1998 which has been allocated to discontinued operations.

(D)	Includes 11.75% Cumulative Redeemable Exchangeable Preferred Stock (“Preferred Stock”) of $138.0 million in 2002, $123.1 million in 2001, $109.8 million in 2000, and $98.0 million 1999, which was issued to finance the acquisition.

(E)	EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented because we believe it is an indicator of our ability to service and incur debt. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income, as determined by Generally Accepted Accounting Principles (“GAAP”), as an indicator of our operating performance, or to cash flows from operating activities, as determined by GAAP, or as a measure of liquidity. Funds depicted by EBITDA are not available for our discretionary use to the extent they are required for debt service and other commitments. Included in EBITDA are amounts contributed by Divested Divisions in our Automotive Segment of $3.4 million in

2000, $9.2 million in 1999, $10.5 million in the nine months ended November 30, 1998, and $4.0 million in the three months ended February 28, 1998.

(F)	For purposes of determining the ratio of earnings to fixed charges and preferred stock dividends, “earnings” consist of income from continuing operations before provision (benefit) for income taxes and fixed charges. “Fixed charges” consist of interest expense (including amortization of deferred financing costs) and approximately 30% of rental expense, representing that portion of rental expense deemed representative of the interest factor. Earnings were insufficient to cover fixed charges and preferred stock dividends by $49.1 million in 2002, $45.2 million in 2001, $24.6 million in 1999, and $31.9 million in the nine months ended November 30, 1998.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      As discussed in Note Q to our financial statements, the accompanying 2001 and 2000 financial statements have been restated to reflect the appropriate adoption of EITF 00-10 which resulted in an increase to Net Sales and Cost of Products Sold for transportation costs billed to our customers. This restatement had no impact on operating income, net income or cash flows. The following discussion and analysis gives effect to the restatement.

Critical Accounting Policies

      Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that our critical accounting policies, which involve a higher degree of judgments, estimates and complexity, are as follows:

Environmental Reserves

      We are subject to extensive and evolving Federal, state and local environmental laws and regulations. Compliance with such laws and regulations can be costly. Governmental authorities may enforce these laws and regulations with a variety of enforcement measures, including monetary penalties and remediation requirements. We have policies and procedures in place to ensure that our operations are conducted in compliance with such laws and regulations and with a commitment to the protection of the environment.

      We are involved in various stages of investigation and remediation related to environmental remediation projects at a number of sites as a result of past and present operations, including currently-owned and formerly-owned plants. Also, we have received notice that we may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as a potentially responsible party at a number of sites (“Superfund Sites”).

      The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on our experience with environmental remediation matters, we have accrued reserves for our best estimate of remediation costs, and we do not believe that remediation activities will have a material adverse impact on our financial condition, results of operations or cash flows. In addition, in the course of our bankruptcy described above in Item 3 of this report, we obtained an agreement with the U.S. Environmental Protection Agency and the states of Arizona, Michigan and Oklahoma whereby we are limited in our responsibility for environmental sites not owned by us that allegedly arise from pre-bankruptcy activities. We retain all of our defenses, legal or factual, at such sites. However, if we are found liable at any of these sites, we may be required to pay as if such claims had been resolved in our bankruptcy and therefore our liability is paid at approximately 37%.

      We had total expenditures for environmental compliance and remediation of $10.0 million in 2002, $9.1 million in 2001, and $11.3 million in 2000. We estimate that we will spend $12.8 million during 2003. As of November 30, 2002, we had $17.7 million accrued for sold divisions or businesses related to legal and environmental matters, and believe such reserves to be adequate under the current circumstances. In addition, we have $2.4 million recorded in other accrued liabilities related to environmental liabilities for our on-going businesses.

Impairment of Long-Lived Assets, including Goodwill

      We review the carrying value of our long-lived assets held for use and assets to be disposed of. For all assets excluding goodwill, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is greater than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. Effective December 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this new accounting standard, we will no longer amortize our goodwill and will be required to complete an annual impairment test. We have determined that we have six reporting units, as defined in SFAS No. 142, within our three reportable business segments. We have completed our initial impairment test required by this accounting standard and have determined we will not recognize an impairment charge related to the adoption of this accounting standard in 2003. These impairment tests require us to forecast our future cash flows, which requires significant judgment. As of November 30, 2002, we have $163.9 million of goodwill and $183.4 million of property, plant, and equipment (our primary long-lived asset), recorded on the balance sheet.

Revenue Recognition

      We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. Generally, all of these conditions are met at the time we ship our products to our customers. Net Sales and Cost of Products Sold include transportation costs (see Note Q to the consolidated financial statements included in Item 8). For certain products sold under fixed-price contracts and subcontracts with various United States Government agencies and aerospace and defense contractors, we utilize the percentage-of-completion method of accounting. When we use the percentage-of-completion method, we measure our percent complete based on total costs incurred to date as compared to our best estimate of total costs to be incurred.

      Contract costs include direct material, labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $0.5 million at November 30, 2002 and $0.9 million at November 30, 2001. The percentage of completion method requires a higher degree of judgment and use of estimates than other revenue recognition methods. The primary judgments and estimates involved include our ability to accurately estimate the contracts’ percent complete and the reasonableness of the estimated costs to complete as of each financial reporting period.

Pension and Postretirement Benefit Plan Assumptions

      We sponsor pension plans covering substantially all employees who meet eligibility requirements. We also sponsor postretirement benefit plans that make health care and life insurance benefits available for certain employees. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as discount rate, expected return on plan assets, rate of increase of health care costs and rate of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement benefits expenses we have recorded or may record in the future. Assuming a constant employee base, the most important estimate associated with our post retirement plan is the assumed health care cost trend rate. As of November 30, 2002, a one-percentage-point increase in this estimate would increase the expense by approximately $0.2 million. A similar analysis for the expense associated with our pension plans is more difficult due to the variety of assumptions, plan types and regulatory requirements for these plans around the world. However, for example, our U.S. plans, which represent approximately 90% of the consolidated projected benefit obligation at November 30, 2002, a 0.25% change in the discount rate, would change the annual pension expense by approximately $0.8 million, and the annual post-retirement expense by approximately $0.1 million. Additionally, a 0.25% change in the expected return on plan assets would change the pension expense by approximately $0.6 million.

Legal Contingencies

      We are a defendant in numerous litigation and regulatory matters including those involving environmental law, employment law and patent law, as discussed in Note M to the consolidated financial statements. As required by SFAS No. 5, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel and environmental experts handling our defense in these matters which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should these matters result in an adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such judgment or settlement occurs.

Estimates Used Relating to Restructuring, Divestitures and Asset Impairments

      Over the last several years we have engaged in significant restructuring actions and divestitures, which have required us to develop formalized plans as they relate to exit activities. These plans have required us to utilize significant estimates related to salvage values of assets that were made redundant or obsolete. In addition, we have had to record estimated expenses for severance and other employee separation costs, lease cancellation and other exit costs. Given the significance of, and the timing of the execution of such actions, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The accounting for restructuring costs and asset impairments requires us to record provisions and charges when we have a formal and committed plan. Our policies, as supported by current authoritative guidance, require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be supplemental charges for new plan initiatives as well as changes in estimates to amounts previously recorded as payments are made or actions are completed.

Income Taxes and Tax Valuation Allowances

      We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions, as we have in the United States, or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. The valuation allowance provision was approximately $15.0 million for the year ended November 30, 2002, and the total valuation allowance at November 30, 2002 is approximately $21.5 million. Our gross deferred tax assets at November 30, 2002 are approximately $58.7 million, and our gross deferred tax liabilities at November 30, 2002 are approximately $26.4 million.

Risk Management Activities

      We are exposed to market risk including changes in interest rates, currency exchange rates and commodity prices. We use derivative instruments to manage our interest rate and foreign currency exposures. We do not use derivative instruments for speculative or trading purposes. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. Accounting for derivative instruments is complex, as evidenced by the significant interpretations of the primary accounting standard, and continues to evolve. As of November 30, 2002, we had $13.5 million of foreign forward exchange contracts and had $90.0 million of interest rate swap contracts to hedge our foreign currency and interest rate risks.

Other Significant Accounting Policies

      Other significant accounting policies, not involving the same level of uncertainties as those discussed above, are nevertheless important to an understanding of our financial statements. See Note B to the consolidated financial statements, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by us when there are acceptable alternatives.

Results of Operations

      The following summary financial information about our industry segment data is presented to gain a better understanding of the narrative discussion below about our business segments. See Note O in our financial statements for the years ended November 30, 2002, 2001, and 2000 for additional financial information by segment. All references herein to years are to our fiscal year ending November 30 unless otherwise indicated (in thousands of dollars).

	2002	2001	2000

Net Sales
Hillsdale	$356,614	$353,146	$374,087
Wolverine	79,367	74,100	82,300

Automotive	$435,981	$427,246	$456,387

Power Group	104,620	100,788	90,600
Precision Products — divested July 17, 2002	3,435	10,214	13,400
Specialty Materials	57,400	75,584	78,100
Chemsyn	13,200	13,714	9,300

Technologies	178,655	200,300	191,400

Filtration and Minerals	82,129	82,004	80,579

Divested Divisions	—	—	42,800

Corporate/ Intersegment	—	(800)	(700)

	$696,765	$708,750	$770,466

Operating Income (Loss)
Automotive	$9,970	$8,636	$28,146
Technologies	(1,887)	1,539	15,073
Filtration and Minerals	8,078	4,730	4,837
Divested Divisions	(6,497)	(2,105)	976
Corporate/ Intersegment	(4,318)	(8,522)	13,256

	$5,346	$4,278	$62,288

2002 Compared to 2001

Automotive Segment

      Sales in our Automotive Segment increased $8.7 million, or 2.0%, to $435.9 million in 2002 from $427.2 million in 2001. In our Hillsdale division, our net sales increased $3.5 million, or 1.0%, in 2002 compared to 2001. As we have previously announced, we are exploring strategic alternatives for our Hillsdale U.K. Automotive operation including the possible sale of all or a portion of its assets and liabilities, as a result of decreased volume with its largest customer, Fiat. Excluding our Hillsdale U.K. Automotive operation, our Hillsdale division’s net sales increased $8.5 million, or 2.5%, to $342.6 million in 2002 from $334.1 million in 2001. This increase is a result of increased North American automotive builds in 2002 compared to 2001. Our Wolverine division’s sales increased $5.3 million, or 7.2%, to $79.4 million in 2002 from $74.1 million in 2001. This increase was a result of the increased North American automotive build in 2002 compared to 2001, as well as the initial penetration in the United States aftermarket business.

      Operating income increased $1.4 million, or 16.3%, to $10.0 million in 2002 from $8.6 million in 2001. This improved performance resulted primarily from slightly higher sales volumes, improved sales mix, and productivity improvements. Unusual expenses, totaling $1.8 million in 2002 were incurred for severance, recruiting and relocation related to strengthening the Automotive Segment’s management team and workforce-related consulting fees that further dampened our profitability. An additional $1.1 million in depreciation expense was recorded in the second quarter of 2002 related to adjustments to bring the estimated useful lives of certain equipment within this segment in line with estimated periods of active production.

Technologies Segment

      Sales in our Technologies Segment decreased $21.6 million, or 10.8%, to $178.7 million in 2002 from $200.3 million in 2001. Excluding sales from our Precision Products business, which we divested in July 2002, this segment’s sales decreased $14.9 million, or 7.8%. Sales in the Power Group increased $3.8 million, or 3.8%, during 2002 compared to 2001, which was offset by a decrease of $18.2 million, or 24.1%, in our Specialty Materials Group. Within the Specialty Materials Group, the demand for Germanium and Gallium-based products, which are sold to the telecommunications, fiber optics and semiconductor markets, was significantly impacted by the extremely weak demand in these markets which led to our decision to exit the Gallium business. Germanium and Gallium sales decreased $21.8 million, or 59.1%, in 2002 compared to 2001, which were partially offset by an increase of $5.5 million, or 33.5%, in sales of enriched Boric acid products sold to nuclear power reactor facilities.

      Operating results decreased $3.4 million to an operating loss of $1.9 million in 2002 from operating income of $1.5 million in 2001. The decrease in 2002 operating results included provisions of $15.7 million in special charges, detailed in (a) to (d) below, versus $8.7 million of restructuring charges recorded in our 2001 earnings. These 2002 special charges, detailed below, impact the comparability with 2001. The following items detail the $15.7 million of special charges in 2002:

a.	$5.7 million of legal expenses and legal settlement charges recorded in Selling and Administrative expenses during the first half of 2002 as described in Item 3 of this report;

b.	$3.1 million loss for an insurance receivable primarily related to inventories damaged in a fire during the third quarter of 2001 at our Missouri bulk pharmaceutical manufacturing plant.

c.	$1.4 million in expense for business consulting fees to develop a strategy for our Power Group business;

d.	$5.5 million charge in Restructuring expense in the second quarter of 2002 associated with our decision to exit our Gallium-based specialty material business due to continued soft demand from customers in the telecommunications and semi-conductor markets. The $5.5 million restructuring charge during the second quarter of 2002 included an inventory write-down of $2.9 million, representing the estimated loss incurred from the liquidation of current inventory. An additional

$2.4 million was recorded in other accrued liabilities primarily related to the estimated loss of inventory to be purchased under a firm purchase commitment. Finally, a $0.2 million asset impairment charge was recorded against property, plant and equipment.

Filtration and Minerals Segment

      Sales in our Filtration and Minerals Segment increased $0.1 million, or 0.1%, to $82.1 million in 2002 from $82.0 million in 2001. The sales increase during 2002 was primarily the result of improved pricing and sales mix, partially offset by decreased volumes.

      Operating income increased $3.4 million, or 72.3%, to $8.1 million in 2002 from $4.7 million in 2001. Improved profitability was primarily attributable to lower energy costs, favorable product mix and pricing, improved production efficiencies and favorable foreign currency exchange rates due to the strengthening of the Euro during 2002.

Company Discussion

      Net Sales. Net sales of $696.8 million in 2002 decreased $12.0 million, or 1.7%, from $708.8 million in 2001. Excluding the sale in July 2002 of our Precision Products business included in our Technologies Segment, our net sales decreased $5.2 million, or 0.7%, in 2002 compared to 2001. This decrease was primarily driven by declines in our Technologies Segment’s Specialty Materials Group ($18.2 million), due primarily to weak demand in the telecommunications, fiber optics, and semiconductor markets, and our Hillsdale U.K. Automotive operation ($5.0 million), due primarily to low volumes with our primary U.K. customer, Fiat. These decreases were partially offset by sales increases in our North American automotive business and our Technologies Segment’s Power Group.

      Cost of Products Sold (exclusive of depreciation). Our gross margins increased 2.7 points to 21.6% in 2002 from 18.9% in 2001. The improved sales mix primarily related to increased sales in our Technologies Segment’s Power Group and our Automotive Segment’s Wolverine operation, and productivity improvements in all our businesses contributed to the increased gross margins. Our Technologies Segment was also favorably impacted by the restructuring actions initiated in the fourth quarter of 2001, while our Filtration and Minerals Segment benefited from improved pricing and significantly lower energy costs, which were high in 2001 when the Western United States experienced an energy crisis.

      Selling and Administrative. Selling and administrative expenses increased $10.9 million, or 21.4%, to $61.9 million in 2002 from $51.0 million in 2001. The increased costs in 2002 were primarily related to:

a.	$6.0 million of legal expenses and legal settlement charges recorded in Selling and Administrative expenses during the first half of 2002 as described in Item 3 of this report;

b.	$1.4 million in our Technologies Segment for business consulting fees to develop a strategy for our Power Group business;

c.	$3.7 million in severance (excluding management compensation — special), recruiting, relocation costs, and workforce-related consulting fees as we continued our investment in strengthening our leadership team, and

d.	$1.2 million in increased compensation costs related to a recently adopted long-term bonus plan for certain corporate and divisional management executives.

      Depreciation and Amortization. Depreciation and amortization expenses increased $4.9 million, or 8.3%, to $64.0 million in 2002 from $59.1 million in 2001. The increase is primarily attributable to higher depreciation costs as a result of capital expenditures in 2001, primarily for new automotive programs, and an adjustment for an additional $1.1 million in expense in the second quarter of 2002 to bring the estimated useful lives of certain equipment in the Automotive Segment in line with estimated periods of active production on existing automotive programs.

      Restructuring. During 2002, we recorded $5.9 million of restructuring expense, which was primarily related to our announcement on May 31, 2002 to exit our Gallium business in our Technologies Segment due to the downturn in the fiber-optic, telecommunication and semiconductor markets. This resulted in a $5.5 million charge recorded in restructuring expense during the second quarter of 2002. This charge primarily represents the liquidation of existing inventories and an accrual for inventory to be purchased under firm purchase commitments.

      Divestitures. All amounts recorded in divestitures expense relate to operations that were sold or that were divested prior to November 30, 2002. During 2002, we completed the sale of our Precision Products business in our Technologies Segment to a group of former employees and divisional management personnel. We recorded in the second quarter of 2002 a $2.8 million loss on this sale. Also, during the second quarter of 2002, we recorded $3.2 million in accruals related to costs for certain litigation issues and environmental remediation costs. The remaining amounts related to workmen’s compensation claims for employees of our sold divisions, and additional accruals related to litigation and environmental remediation costs. The amounts recorded in 2001 related to costs of divestitures in previous years.

      Management Compensation — Special. These expenses primarily relate to the separation of officer employment and the settlement with our former Chief Executive Officer. During 2002, we separated five officers (three in our Automotive Segment, one in our Corporate Segment and one in our Technologies Segment) at a cost of $1.4 million, and finalized a settlement with our former Chief Executive Officer as described in Item 3 of this report. During 2001, we separated three officers in the Corporate Segment that aggregated $3.1 million.

      Insurance Related Losses. During the second quarter 2002, we recorded a $3.1 million loss for an insurance receivable primarily related to inventories damaged in a fire during the third quarter 2001 at our Missouri bulk pharmaceutical manufacturing plant. We have recorded this charge to fully reserve the receivable because the insurance underwriter is contesting the coverage on these assets. We are disputing the insurance carrier’s position and are vigorously pursuing efforts to collect on our claims, but the recovery of our claim is uncertain at this time.

      Interest Expense. Interest expense was $41.1 million in 2002 and $40.1 million in 2001 (not including interest allocated to discontinued operations in 2001 of $3.3 million). Also included in interest expense in 2002 are $1.5 million in fees and other costs, primarily related to our accounts receivable asset-backed securitization (see Accounts Receivable Asset-Backed Securitization under Liquidity and Capital Resources). Excluding these $1.5 million in fees and other costs, our 2002 interest expense was $39.6 million, a decrease of 8.8% or $3.8 million from 2001 (including interest allocated to discontinued operations in 2001). The decrease in interest expense is due to lower interest rates and lower debt levels.

      Income (Loss) from Continuing Operations Before Taxes. Loss from continuing operations before taxes increased $2.3 million, or 7.2%, to $34.2 million in 2002 from $31.9 million in 2001. The following items represent charges by segment that affect the comparability between loss from continuing operations before taxes for 2002 and 2001. All of these items are excluded from calculating compliance with our debt covenants under our senior credit facility. (see Credit Agreement EBITDA and Credit Agreement Financial Covenants under Liquidity and Capital Resources) (in millions of dollars):

		2002	2001

a.	Management compensation — special	$2.3	$3.1	Corporate
b.	Management compensation — special	0.4	—	Technologies
c.	Management compensation — special	0.7	—	Automotive
d.	Loss from divestitures	6.5	2.1	Divested Divisions
e.	Restructuring — exiting of the Gallium business	5.5	—	Technologies
f.	Restructuring	0.4	5.4	Corporate
g.	Restructuring	—	8.7	Technologies
h.	Selling and administrative — legal and settlement costs	5.7	—	Technologies
i.	Selling and administrative — legal and settlement costs	0.3	—	Corporate
j.	Insurance related losses	3.1	—	Technologies
k.	Depreciation adjustment related to equipment useful lives	1.1	—	Automotive

		$26.0	$19.3

      In addition, during 2002, we incurred $1.4 million of expense in our Technologies Segment for business consulting fees to develop a strategy for our Power Group and $3.7 million in severance, recruiting, relocation and workforce-related consulting projects as we have continued our investment in strengthening our leadership team.

      Income Taxes (Benefit). Income tax provision was $2.6 million in 2002 compared to a benefit of $10.0 million in 2001. Differences in the income taxes recorded primarily relate to recording a tax benefit during 2001 on losses, to the extent those losses could be carried back to prior fiscal years, and a refund could be obtained from the taxing authority. For any amounts in excess of the carry back amounts, we have elected to provide a valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, there is no tax benefit recorded during 2002. The provision in 2002 relates to the allocation of income and loss between the United States and foreign jurisdictions and represents the estimated tax that will be due in certain jurisdictions where no tax benefit can be assured from utilizing our losses.

      Discontinued Operations. Throughout 2001, we accounted for our former Machinery Segment as a discontinued operation and prior periods have been restated to conform to the discontinued operations presentation. On December 14, 2001, we completed the sale of our Machinery Segment as of November 30, 2001. Accordingly, there is no effect on our operations in 2002. See Note C in our financial statements.

      Net Loss. The net loss decreased $17.2 million, or 31.9%, to $36.8 million in 2002 from $54.0 million in 2001. The decrease in net loss is the result of the items discussed above.

      Preferred stock dividend accretion of $14.9 million in 2002 increased our net loss of $36.8 million to a net loss applicable to common shareholders of $51.7 million. In 2001, preferred stock dividend accretion of $13.3 million increased the net loss of $54.0 million to a net loss applicable to common shareholders of $67.3 million.

      Company Outlook. Projected sales for 2003 are estimated to be in the range of $670.0 million to $700.0 million compared to $696.8 million in 2002. The 2003 sales range is primarily attributed to the current uncertainty regarding industry forecasted Automotive builds for 2003. Also, the sales estimate for 2003 reflects the anticipated decrease in sales of approximately $18.0 million related to the phase-out of an automotive transmission pump program in our Hillsdale Division, as well as our decision to explore strategic alternatives with our Hillsdale U.K. Automotive operation, which had sales of $10.0 million in 2002. These strategic alternatives with our Hillsdale U.K. Automotive operation include the possible sale of all or a portion of its assets and liabilities.

      We are projecting 2003 EBITDA to be in the range of approximately $99.0 million to $103.0 million and our Credit Agreement EBITDA (as defined under Liquidity and Capital Resources, below) to be approximately $102.0 million to $106.0 million. Credit Agreement EBITDA in 2003 excludes approximately $3.0 million of non-cash provisions related to our long-term bonus program. The projected EBITDA improvement, despite anticipated lower sales, reflects improved sales mix, cost reduction and productivity initiatives, which more than offset an approximate $4.8 million increase in our pension expense, from $3.8 million of income in 2002 (excluding special termination benefits incurred in 2002) to an estimated $1.0 million of expense in 2003. On the basis of these projections, we believe we will be in compliance with all covenants under our various credit facilities during 2003.

2001 Compared to 2000

Automotive Segment

      Sales in our Automotive Segment decreased 6.4% to $427.2 million in 2001 from $456.4 million in 2000 (excluding Divested Divisions). The decline in our sales was principally attributed to reduced demand for our products. North American car and light truck build for 2001 was reported at 15.9 million units, down more than 10% from the 2000 build, reported at 17.7 million units. The decline in volumes was partially offset by new product launches. In addition, North American production by the U.S.-based original equipment manufacturers (OEMs — General Motors, Ford and Chrysler) declined on a percentage basis more than North American production by non-U.S. based OEMs, and our Automotive Segment has a higher percentage of sales in North America to non-U.S. based OEMs than North American production in general.

      Operating income decreased $19.5 million to $8.6 million in 2001 from $28.1 million in 2000. Reduced profitability was primarily the result of lower volumes, $4.5 million in new program launch costs in our precision machined components business, an increase in depreciation of $3.3 million caused by capital expenditures placed in service during 2001 and 2000 primarily related to new programs, pricing reductions of $2.8 million, and higher workers compensation expense. Although in 2000 we had projected declining sales, offsetting cost reductions could not be achieved in a timely manner. In particular, high fixed costs in our Automotive Segment severely impact profitability in the event of a decrease in sales. Capital expenditures for the Automotive Segment were $28.0 million in 2001 compared to $34.2 million in 2000. These capital expenditures were related to a significant number of new product launches in our Hillsdale operation and the acquisition of a new rubber coating line in our Wolverine operation.

Technologies Segment

      Sales in our Technologies Segment increased 4.6% to $200.3 million in 2001 from $191.4 million in 2000. Slightly more than half of the increase is attributable to the sales of Eagle-Picher Energy Products Corporation, which was acquired by us in June 2000. Other increases were attributable to sales of specialty materials used in fiber-optic applications along with certain aerospace battery programs. Additionally, volumes of bulk pharmaceutical products increased in 2001 resulting from added capacity at a recent plant expansion. These increases were offset by lower demands for lead based products sold as chemical agents and lead-acid batteries. A decline in orders from telecommunications customers also had a negative impact on our electronics assembly products. Additionally, we experienced a fire at our Harrisonville, Missouri bulk pharmaceutical chemical processing plant in August 2001. We estimate we lost sales in 2001 of approximately $1.5 million from the fire. This plant was restored to full operation in December 2001.

      Operating income decreased 90.1% to $1.5 million in 2001 from $15.1 million in 2000. Reduced profitability was primarily a result of an $8.7 million restructuring charge taken in the fourth quarter of 2001. Three plants were impacted by this restructuring charge. They are located in Seneca, Missouri; Grove, Oklahoma and Colorado Springs, Colorado. These plants will be closed once final customer orders are completed and shipped. Asset impairment charges of approximately $3.6 million were recorded to bring these facilities to their estimated net realizable value. Approximately 100 employees, primarily manufacturing labor from these locations, will be provided severance based upon their length of service totaling approximately $1.6 million. Other shutdown costs, estimated to be $3.5 million, are primarily non-cash and relate to inventory. These charges are all included in the restructuring charge. Additionally, operating income decreased due to lower operating margins and increased reserves ($2.0 million) for bad debt and warranty costs. As mentioned above, we experienced a fire at one of our chemical plants which resulted in lost margins and incremental costs of approximately $0.9 million, which was offset by an equal amount of benefit from insurance coverage.

Filtration and Minerals Segment

      Sales in our Filtration and Minerals Segment increased 1.7% to $82.0 million in 2001 from $80.6 million in 2000 despite a decrease in the total volume of products sold. Volume decreases were due to the rationalization of existing business and general economic weakness. Revenue increased because of volume increases in higher value-added products, a general price increase, and an energy surcharge that was in effect for part of the year to defray a portion of the increase in natural gas and electricity costs experienced nationwide. At the end of 2001, we also implemented an aggressive price improvement program directed toward improving margins.

      Operating income decreased 2.1% to $4.7 million in 2001 from $4.8 million in 2000. This decrease was primarily caused by increased natural gas costs of $2.8 million and power cost increases of $0.4 million. The increases in energy costs were partially mitigated through the use of alternative fuels, energy conservation measures, and energy surcharges to our customers. Additionally, penalties of $0.5 million and legal and consultant costs of $0.4 million were incurred in the settlement of regulatory claims for violating gaseous emission permits in Nevada and Oregon. Settlements have been reached in both jurisdictions and we are in compliance with current permits and interim orders.

Company Discussion

      Net Sales. Sales decreased 8.0% to $708.8 million in 2001 from $770.5 million in 2000, or 2.6% or $18.9 million excluding sales from Divested Divisions in 2000. The decline in sales was principally attributed to reduced demand for our products in the Automotive Segment from automobile manufacturers. These decreases were partially offset by gains in our Technologies Segment.

      Cost of Products Sold (exclusive of depreciation). Gross margins decreased to 18.9% in 2001 from 20.9% in 2000 largely as a result of poor overhead absorption due to lower volumes, particularly in the Automotive Segment, as well as new product launch costs in the Automotive Segment.

      Selling and Administrative. Selling and administrative expenses decreased 13.9% or $8.2 million from 2000 to 2001. The Divested Divisions accounted for $4.8 million of the reduction. As a percentage of sales, selling and administrative expenses declined from 7.7% in 2000 to 7.2% in 2001.

      Depreciation and Amortization. Depreciation expense increased $1.3 million and amortization expense increased $0.4 million. The increase in depreciation expense is primarily attributable to capital expenditures in the Automotive Segment.

      Management Compensation — Special. Management compensation — special is severance primarily related to the separation from employment for officers. This aggregated $3.1 million in 2001 for three senior executives and $1.6 million in 2000 for one senior executive.

      Insurance Related Loss (Gains). During 2000, we settled claims against a former insurer regarding environmental remediation costs for $16.0 million and received such proceeds in the first quarter of 2000.

      Restructuring. During the fourth quarter of 2001 we announced a restructuring of our Technologies Segment and a restructuring and relocation of our corporate headquarters to Phoenix, Arizona. We recorded a charge of $14.1 million. Approximately $5.4 million related to facilities, $5.0 million related to involuntary severance of approximately 165 employees and $3.7 million related to other costs to exit business activities.

      In the facilities charge, approximately $3.6 million is non-cash adjustments to write-down the carrying value of the three Technologies plants to their estimated net realizable value and abandoning primarily machinery and equipment at these locations. The affected plants are located in Seneca, Missouri; Grove,

Oklahoma and Colorado Springs, Colorado. Each plant will be closed once final customer orders are completed and shipped. Approximately $1.9 million represents an estimate of the total future lease commitments less estimated proceeds received from subleasing the various spaces, primarily at our former corporate headquarters in Cincinnati.

      Approximately 100 employees in our Technologies Segment will be provided approximately $1.6 million in severance based upon their length of service. Approximately 40 employees at our former corporate headquarters located in Cincinnati will be provided approximately $3.2 million in severance based upon length of service. The remaining 25 employees in various locations will be provided approximately $0.2 million in severance based upon length of service.

      The $3.7 million in other shutdown costs is primarily non-cash and relate to inventory.

      Divestitures. During 2001, we incurred additional costs of $2.1 million related to Divested Divisions which were sold in prior years. During 2000, as part of our previously announced program to focus management, technical and financial resources on our core businesses, we completed the sale of our Ross Aluminum Foundries, Fluid Systems, MARCO, Rubber Molding and Cincinnati Industrial Machinery divisions for aggregate net proceeds of $85.0 million and realized an aggregate gain on the sale of these divisions of $17.1 million, which was reduced for provisions of $14.0 million for items relating to divisions sold in prior years, to a net gain of $3.1 million.

      Interest expense. Interest expense was $40.1 million in 2001 (not including interest allocated to discontinued operations of $3.3 million) and $44.0 million in 2000 (not including interest allocated to discontinued operations of $3.4 million), a decrease of $3.9 million. The decrease in interest expense is due to lower interest rates in 2001 and lower debt balances in 2001 as a result of the application of proceeds from the sales of divisions and the insurance settlement received in 2000.

      Income (Loss) from Continuing Operations Before Taxes. Income (loss) from Continuing Operations Before Taxes was $(31.9) million in 2001 and $18.4 million in 2000. The following items are significant differences between Income (Loss) from Continuing Operations Before Taxes for 2001 and 2000:

•	A restructuring charge of $14.1 million principally related to our Technologies Segment and Headquarters relocation during 2001;

•	Provisions for Management Compensation — Special of $3.1 million in 2001 versus $1.6 million in 2000;

•	Income of $16.0 million from an insurance settlement in 2000;

•	Gain on the sale of the Divested Divisions of $3.1 million in 2000;

•	In 2001, recognition of additional costs of $2.1 million related to environmental and litigation matters associated with divisions divested in prior years. See Note C in our financial statements.

•	An increase in Other Income of $3.8 million in 2001 primarily due to gains in foreign currency transactions of $0.5 million in 2001 versus a loss of $1.4 million in 2000 and an increase in royalty income of $0.9 million in 2001 versus 2000.

•	Loss before tax of Divested Divisions, before the gain on the sale of such divisions, in 2000 of $4.3 million.

•	Operating income decreases in 2001 of $13.5 million in our Technologies Segment and $19.5 million in our Automotive Segment, and

•	A decrease in headquarters operating expenses of $1.7 million, excluding the insurance settlement proceeds in 2000 and the restructuring charge in 2001.

      Income Taxes (Benefit). Income taxes (benefit) were $(10.0) million in 2001 and $9.1 million in 2000. The sale of the Divested Divisions and the income from the insurance settlement in 2000 affect comparability of income taxes and the effective tax rates. The income taxes (benefit) in 2000 are largely attributable to taxable gains resulting from divestitures.

      Discontinued Operations. Throughout 2001, we accounted for our former Machinery Segment as a discontinued operation and prior periods have been restated to conform to the discontinued operations presentation. On December 14, 2001, we completed the sale of our Machinery Segment. See Note C in our financial statements.

      Net Income (Loss). Net income (loss) for 2001 was $(54.0) million and $5.6 million in 2000. The significant items are discussed in the Income (Loss) from Continuing Operations Before Taxes and Discontinued Operations sections above.

      Preferred stock dividend accretion of $13.3 million in 2001 increased net loss of $54.0 million to a net loss applicable to common shareholders of $67.3 million. In 2000, preferred stock dividend accretion of $11.8 million reduced net income of $5.6 million to a net loss applicable to common shareholders of $6.2 million.

Liquidity and Capital Resources

      Our cash flows from operations and availability under our credit facilities are considered adequate to fund our short-term capital needs. As of November 30, 2002, we had $56.3 million unused under our senior credit agreement. However, due to various financial covenant limitations under our senior credit agreement measured at the end of each quarter, on November 30, 2002, we could only incur an additional $39.3 million of indebtedness.

      At November 30, 2002, we were in compliance with all our debt covenants. Also, based on our projections for 2003, we expect to remain in compliance with all covenants. Our senior secured credit agreement expires in February 2004. We will need to replace or extend this facility before that date. Although there are no guarantees this can be accomplished, based on the projections described in the Company Outlook section under 2002 Compared to 2001 in the Results of Operations above and discussion with potential lenders, we believe we can obtain a new credit facility sufficient to meet our long-term capital requirements. As described below under Accounts Receivable Asset-Backed Securitization, our special purpose entity which is an important element of our liquidity, capital resources, and credit risk management with major customers, will terminate upon the expiration of our senior credit agreement unless the senior credit agreement is refinanced.

Cash Flows

      Operating Activities. Net cash provided by operating activities during 2002 was $81.9 million compared to $67.5 million during 2001, which includes $67.2 million of non-cash depreciation and amortization expense in 2002 and $62.8 million in 2001. The majority of the increase in reported cash from operating activities was $46.5 million which was received as a result of selling certain of our receivables to an unconsolidated qualifying special purpose entity, as discussed below in Accounts Receivable Asset-Backed Securitization. A decrease in our inventory provided $4.7 million, a decrease in accounts payable used $2.7 million and a decrease in accrued liabilities used $5.9 million. The use of cash as a result of the decrease in accrued liabilities is primarily related to spending on restructuring and environmental activities. Also, during 2002 we received approximately $5.2 million of net operating loss tax refunds, and we expect to receive a similar amount during 2003.

      Investing Activities. Investing activities used $6.6 million in cash during 2002 compared to $36.8 million used in 2001. During 2002, $6.9 million was provided by proceeds from the sale of our Construction Equipment Division, which represented our former Machinery Segment, and $3.1 million was provided by proceeds from the sale of our Precision Products business. Capital expenditures amounted to $17.3 million during 2002 compared to $36.5 million during 2001. We expect our capital expenditures during 2003 will be approximately $22.0 million to $25.0 million, with the largest increase in our Technologies Segment.

      Financing Activities. Financing activities used $69.6 million during 2002 compared to $17.6 million during 2001. During 2002, we used $34.7 million to reduce our revolving credit facility, primarily from proceeds associated with the sale of our receivables to an unconsolidated qualifying special purpose entity, as discussed below under Accounts Receivable Asset-Backed Securitization. Both regularly scheduled debt payments and the proceeds from the sale of CED and Precision Products resulted in a $34.7 million decline in our long-term debt during 2002.

Accounts Receivable Asset-Backed Securitization (Special Purpose Entity)

      During 2002, we entered into an agreement with a major U.S. financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, Eagle-Picher Funding Corporation (“EPFC”). Initially $47.0 million of proceeds from this new facility were used primarily to payoff amounts outstanding under our existing Receivables Loan Agreement with our wholly-owned subsidiary, Eagle-Picher Acceptance Corporation. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. The agreement provides for the continuation of the program on a revolving basis until the earlier of a) the maturity of our senior credit facility, or b) assuming we are able to refinance our senior credit facility, the fourth quarter of 2004. We account for the securitization of these sold receivables in accordance with SFAS No. 140. Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of determining outstanding debt under our Credit Agreement, as discussed below in Capitalization, we include the debt outstanding on EPFC.

      At November 30, 2002, our interest in EPFC, including a service fee receivable, was $29.4 million and the revolving pool of receivables that we service totaled $77.5 million. At November 30, 2002, the outstanding balance of the interest sold to the financial institution recorded on EPFC was $46.5 million. The effective interest rate as of November 30, 2002 in the securitization was approximately 2.55%.

      We believe the EPFC is an important element of our ability to manage our liquidity, capital resources and credit risk with certain major customers.

Accounts Receivable Asset-Backed Securitization (Special Purpose Entity) Financial Covenants

      EPFC has two financial covenants contained in its asset-backed securitization agreement. They are a minimum fixed charge coverage ratio (the ratio of total EBITDA minus capital expenditures to the sum of interest expense, scheduled payments of principal on debt, cash income taxes, and cash dividends, all as defined in the agreement), and a minimum EBITDA (as defined in the agreement) amount. These ratios and amounts are calculated based on the financial statement amounts of Eagle-Picher Holdings, Inc. and EPFC, which are not consolidated in our financial statements as EPFC is an off balance sheet special purpose entity. The following table presents the required ratios and the actual ratios (in millions of dollars):

	(not less than)

		Minimum
	Minimum	Fixed Charge
	EBITDA	Coverage Ratio

November 30, 2001
Required	$77.4	0.62
Actual	$80.3	0.73
November 30, 2002
Required	$75.9	0.82
Actual	$98.7	1.42
February 28, 2003
Required	$77.4	0.86
May 31, 2003
Required	$78.3	0.86
August 31, 2003
Required	$78.2	0.85
November 30, 2003
Required	$80.5	0.75
November 30, 2004
Required	$82.5	0.75

      In the event that EPFC failed to meet one of the financial covenants listed above, we would not be required to buy back any receivables from EPFC that had not been collected; however, we would no longer be able to sell any future receivables to EPFC. In addition, if EPFC fails to meet one of these financial covenants, we would be in default under our senior credit facility. This could have a significant impact on our liquidity and capital resources. We believe that based on our projected 2003 results, EPFC will remain in compliance with its financial debt covenants; however, there is no assurance this will occur.

Capitalization

      Our capitalization consisted of the following at November 30 (in thousands of dollars):

	2002	2001

Credit Agreement:
Revolving credit facility, due February 27, 2004	$121,500	$142,000
Term loan, due 2003	16,925	47,739
Accounts Receivable Loan Agreement, paid-off in January 2002.	—	14,250
Senior Subordinated Notes, 9.375% interest, due 2008	220,000	220,000
Industrial Revenue Bonds, 1.8% to 2.2% interest, due 2005	15,300	17,000
Other	—	2,137

	373,725	443,126
Preferred Stock	137,973	123,086
Shareholders’ Deficit	(87,578)	(33,655)

	$424,120	$532,557

      Credit Agreement. We have a syndicated senior secured loan facility (“Credit Agreement”) providing an original term loan (“Term Loan”) of $75.0 million, as amended, and a $220.0 million revolving credit facility (“Facility”). The Facility and the Term Loan bear interest, at our option, at LIBOR rate plus 2.75%, or the bank’s prime rate plus 1.5%. Interest is generally payable quarterly on the Facility and Term Loan. We have entered into interest rate swap agreements to manage our variable interest rate exposure. See Note B for a discussion of our outstanding interest rate swap agreements.

      At November 30, 2002, we had $42.2 million in outstanding letters of credit under the Facility, which together with borrowings of $121.5 million, made our available borrowing capacity $56.3 million. However, due to various financial covenant limitations under the Credit Agreement, we could only incur an additional $39.3 million of indebtedness at November 30, 2002. The Credit Agreement also contains certain fees. There are fees for letters of credit equal to 2.75% per annum for all issued letters of credit, and there is a commitment fee on the Facility equal to 0.5% per annum of the unused portion of the Facility. If we meet or fail to meet certain financial benchmarks, the interest rate spreads on the borrowing, the commitment fees and the fees for letters of credit may be reduced or increased

      The Credit Agreement is secured by our capital stock, the capital stock of our domestic United States subsidiaries, a certain portion of the capital stock of our foreign subsidiaries, and substantially all other property of our United States subsidiaries. Additionally, the Credit Agreement is guaranteed by us and certain of our subsidiaries.

      The Credit Agreement contains covenants that restrict our ability to declare dividends or redeem capital stock, incur additional debt or liens, alter existing debt agreements, make loans or investments, form joint ventures, undergo a change in control or engage in mergers, acquisitions or asset sales. These covenants also limit the annual amount of capital expenditures and require us to meet certain minimum financial ratios. For purposes of determining outstanding debt under our Credit Agreement, we include the debt outstanding on EPFC, our off-balance sheet special purpose entity. See Accounts Receivable Asset-Backed Securitization above for a detailed discussion of EPFC. We are in compliance with all covenants at November 30, 2002.

      Our Credit Agreement borrowings decreased during 2002 primarily due to scheduled principal payments, proceeds from the sale of assets which were used to permanently reduce principal, and the creation of EPFC. See Accounts Receivable Asset-Backed Securitization above for a detailed discussion of EPFC.

      Accounts Receivable Loan Agreement. Prior to the formation of EPFC, we had an accounts receivable loan agreement, whereby we sold certain of our trade receivables to a wholly-owned, consolidated subsidiary, Eagle-Picher Acceptance Corporation. The receivables were then used as security for loans made under a separate revolving credit facility. This accounts receivable loan agreement was paid-off with the formation of EPFC. See Accounts Receivable Asset-Backed Securitization above for a discussion of EPFC.

      Senior Subordinated Notes. Our Senior Subordinated Notes, due in 2008, require semi-annual interest payments on September 1 and March 1. The Senior Subordinated Notes, which are unsecured, are redeemable at our option, in whole or in part, any time after February 28, 2003 at set redemption prices. We are required to offer to purchase the Senior Subordinated Notes at a set redemption price should there be a change in control. The Senior Subordinated Notes contain covenants which restrict or limit our ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. We are in compliance with these covenants at November 30, 2002. The Senior Subordinated Notes are guaranteed by us and certain of our subsidiaries.

      Industrial Revenue Bonds. Our industrial revenue bonds require monthly interest payments at variable interest rates based on the market for similar issues and are secured by letters of credit issued under the Facility described above.

      Preferred Stock. Our preferred stock increased $14.9 million during 2002 as a result of mandatory dividend accretion. Commencing March 1, 2003, dividends on our Cumulative Redeemable Exchangeable Preferred Stock become cash payable at 11.75% per annum; the first semiannual dividend payment of $8.3 million is due September 1, 2003. If we do not pay cash dividends on the preferred stock, then holders of the preferred stock become entitled to elect a majority of our Board of Directors. Dakruiter S.A., a company controlled by Granaria Holdings B.V., our controlling common shareholder, holds a majority of our preferred stock, and therefore Granaria Holdings B.V. would continue to elect our entire Board of Directors.

      Shareholders’ Deficit. Our shareholders’ deficit increased due to our $36.8 million net loss during 2002, and the accretion of the preferred stock dividend discussed above.

Contractual Obligations and Other Commercial Commitments

      The following table lists our contractual cash obligations as of November 30, 2002 (in million of dollars):

		Payments by Period

							Beyond
	Total	2003	2004	2005	2006	2007	2007

Contractual Cash Obligations:
Long-term Debt	$373.7	$18.6	$123.3	$11.8	$—	$—	$220.0
Operating Lease Commitments	21.6	5.5	5.0	3.3	2.6	2.4	2.8
Preferred Stock	141.9	—	—	—	—	—	141.9
Advisory Agreement	9.4	1.8	1.8	1.8	1.8	1.8	0.4
GMAC Legal Settlement	5.4	3.6	0.9	0.9	—	—	—
Environmental Liability	5.6	2.7	1.7	0.4	0.4	0.4	—

	$557.6	$32.2	$132.7	$18.2	$4.8	$4.6	$365.1

      For a discussion of our long-term debt and preferred stock, and their related provisions, see the Capitalization section above. For long-term debt and preferred stock in the above table, we have included only principal payments on long-term debt and the maturity redemption amount on the preferred stock (interest expense and preferred stock cash dividends are excluded). Included in long-term debt is primarily our Credit Agreement and Senior Subordinated Notes. The Credit Agreement’s interest is based on variable rates and therefore the amount is not determinable. The Senior Subordinated Notes require semi-annual interest payments of approximately $10.3 million through 2008. Commencing March 1, 2003, the preferred stock’s dividends become cash payable at 11.75% per annum; the first semiannual dividend payment of $8.3 million is due September 1, 2003. Thereafter, annual dividend payments on the preferred stock are $16.7 million. In addition, our Accounts Receivable Asset-Backed Securitization, EPFC, which is described above, expires at the earlier of a) the maturity of our Credit Agreement, or b) assuming we are able to refinance our Credit Agreement, the fourth quarter of 2004.

      We have an advisory and consulting agreement with a related party, Granaria Holdings B.V., our controlling common shareholder, which requires an annual management fee of $1.8 million plus out-of-pocket expenses. The agreement terminates on February 24, 2008. Included in the above table is the annual $1.8 million management fee, excluding out-of-pocket expenses, as the out-of-pocket costs vary from year to year.

      During 2002, we settled a lawsuit with GMAC and Eagle Trim, Inc. (a business we divested in 1998) whereby we are required to pay $5.4 million to GMAC, payable $1.7 million by December 5, 2002, $1.5 million, payable in monthly installments from January 2003 through June 2003, and $2.2 million payable in monthly installments from July 2003 through October 2005, plus interest at 4.5% per annum.

      We are involved in various stages of investigation and remediation related to environmental remediation projects at a number of sites as a result of past and present operations, including currently-owned and formerly-owned plants. Also, we have received notice that we may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as a Potentially Responsible Party at a number of sites (“Superfund Sites”). The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on our experience with environmental remediation matters, we have accrued $17.7 million in our Accrued Divestitures Reserve at November 30, 2002 related to environmental and legal matters for sold divisions or businesses, and $2.4 million is recorded in Other Accrued Liabilities related to on-going businesses. There can be no assurances that environmental laws and regulations will not become more stringent in the future or that we will not incur significant costs in the future to comply with such laws and regulations. Accordingly, future information and developments will require us to continually reassess the expected impact of these environmental matters. We have included in the above table $5.6 million of contractual cash commitments based on our current remediation plans. The remaining commitments are not contractually committed and therefore not included in the above table.

      The following table lists our other commercial commitments as of November 30, 2002 (in million of dollars):

		Expiration by Period

							Beyond
	Total	2003	2004	2005	2006	2007	2007

Other Commercial Commitments:
Third-Party Guarantee — Transicoil	$4.0	$1.4	$1.4	$1.2	$—	$—	$—
Stand-by Letters of Credit	42.2	42.2	—	—	—	—	—

	$46.2	$43.6	$1.4	$1.2	$—	$—	$—

      We are the guarantor on the lease of a building of our former Transicoil subsidiary which was sold in 1997. We believe the likelihood of being liable for the lease is remote. The original term of the lease expires in 2005; however, there are two five-year renewal terms that we have also guaranteed. The rent for the two five-year renewal terms is based upon the Consumer Price Index, at the time of renewal, should Transicoil not exercise its purchase option on the building. The amount of the guarantee for the current lease has been included in the table above; however, any potential commitments related to the two five-year renewals have not been disclosed in the table above as the buyer’s intent is unknown at this time.

      The stand-by letters of credit are required by various governmental regulatory agencies and support our obligations for certain environmental remediation, industrial revenue bonds, workers compensation and mining reclamation activities. Although the letters of credit expire by their terms within one year, the obligations they support extend into the future and it is expected that these letters of credit will be renewed annually.

      In addition, we are engaged in various litigation matters as further described in Item 3 of this report. It is not possible to quantify an estimate of the cost of such litigation matters at this time and accordingly they have not been included as an other commercial commitment.

Credit Agreement EBITDA

      Our senior secured credit facility has several financial covenants which are based on EBITDA as defined in the credit agreement. EBITDA is defined in the credit agreement (“Credit Agreement EBITDA”) as earnings before interest expense, income taxes, depreciation and amortization, determined (A) without giving effect to (i) any extraordinary gains or losses but with giving effect to gains or losses from sales of assets sold in the ordinary course of business, (ii) any impact from the LIFO method of inventory accounting, (iii) any non-cash charge other than routine recurring non-cash charges that result in an accrual of a reserve for cash charges in any future period deducted in determining consolidated net income for such period, (iv) amounts paid to present or future officers or employees in connection with their separation from employment, up to a limit (together with any compensation expense incurred in connection with the acquisition of us by Granaria Industries, Inc.) of $43.2 million (of which $5.1 million remained unused as of November 30, 2002), (v) a $16.0 million gain from the receipt of insurance proceeds in 2000, (vi) the loss from the sale of our former Machinery Segment and the loss from operations of the Machinery Segment in 2001, and (B) with giving effect to proforma pre-acquisition consolidated EBITDA attributable to businesses acquired during the year.

      The following adjustments have been made to our EBITDA to arrive at Credit Agreement EBITDA:

	2002	2001	2000

Earnings from continuing operations before income taxes, interest, depreciation, and amortization	$70,955	$67,298	$119,810
Restructuring charges	5,898	14,163	—
Loss from divestitures	6,497	2,105	—
Management compensation — special	3,457	3,125	1,560
Severance	536	—	—
Long-term bonus plan and share appreciation plans	1,200	(950)	605
Insurance related losses (gains)	3,100	—	(16,000)
LIFO provision (benefit)	(957)	372	985
Proforma pre-acquisition EBITDA	—	—	1,221
Legal and litigation costs	6,050	—	—
Other non-cash, non-recurring items	—	1,000	218
Discontinued operations — CED	—	—	2,290

Credit Agreement EBITDA	$96,736	$87,113	$110,689

      In 2002, our Credit Agreement EBITDA was positively impacted by productivity improvements throughout all businesses, which was offset by reduced sales volume in our Technologies Segment. In 2001, our Credit Agreement EBITDA losses in the Automotive Segment and the Technologies Segment were the principal reasons for the deterioration from 2000.

      Credit Agreement EBITDA may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income, as determined by Generally Accepted Accounting Principles (“GAAP”), as an indicator of our operating performance, or to cash flows from operating activities, as determined by GAAP, or as a measure of liquidity. Funds depicted by Credit Agreement EBITDA are not available for management’s discretionary use to the extent they are required for debt service and other commitments.

Credit Agreement Financial Covenants

      There are three financial covenants contained in our senior secured credit agreement. They are a leverage ratio (the ratio of total debt less cash on the balance sheet to Credit Agreement EBITDA), an interest coverage ratio (the ratio of Credit Agreement EBITDA to interest expense) and a fixed charge coverage ratio (the ratio of Credit Agreement EBITDA to the sum of interest expense plus required principal payments plus cash dividends paid plus income taxes paid). For purposes of determining outstanding debt under our Credit Agreement, we include the debt outstanding on EPFC, our off-balance sheet special purpose entity. See

Accounts Receivable Asset-Backed Securitization above for a detailed discussion of EPFC. The following table presents the required ratios and the actual ratios.

		(not less than)

			Minimum
	(not more than)	Minimum	Fixed
	Maximum	Interest	Charge
	Leverage	Coverage	Coverage
	Ratio	Ratio	Ratio

November 30, 2001
Required	5.25	2.00	1.25
Actual	4.80	2.23	1.45
November 30, 2002
Required	4.75	2.00	1.25
Actual	4.02	2.63	1.65
February 28, 2003
Required	4.75	2.25	1.35
May 31, 2003
Required	4.50	2.25	1.35
August 31, 2003
Required	4.25	2.25	1.40
November 30, 2003
Required	4.25	2.50	1.40

      Based on our 2003 Credit Agreement EBITDA projection of $102.0 million to $106.0 million, we believe that we will be in compliance with all of our debt covenants throughout 2003. However, any adverse changes in actual results from projections, along with the contractual tightening of the covenants under the Credit Agreement, would place us at risk of not being able to comply with all of the covenants of the Credit Agreement. In the event we cannot comply with the terms of the Credit Agreement as currently written, it would be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations will be successful. In addition, EPFC would be in default under our accounts receivable asset-backed securitization, described above, and we would need to obtain a waiver. Any agreements to amend the covenants and/or obtain waivers would likely require us to pay a fee and increase the interest rate payable under the Credit Agreement. The amount of such fee and increase in interest rate would be determined in the negotiations of the amendment.

Earnings to Fixed Charges and Preferred Stock Dividends

      During 2002, our earnings were insufficient to cover fixed charges and preferred stock dividends by $49.1 million, and in 2001, our earnings were insufficient to cover fixed charges and preferred stock dividends by $45.2 million. During 2000, the fixed charge ratio was 1.11x. In 2002, the ability to cover fixed charges and preferred stock dividends was significantly impacted by the $26.0 million of special charges as discussed in the 2002 Compared to 2001 Results of Operations section above. In 2001, the ability to cover fixed charges and preferred stock dividend was significantly impacted by the $14.2 million of restructuring charges.

Recently Released or Adopted Accounting Standards

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Intangible Assets” and effective December 1, 2002, we adopted this standard. This standard addresses goodwill and other intangible assets that have indefinite useful lives and, as such, prescribes that these assets will not be amortized, but rather tested, at least annually, for impairment. This standard also provides specific guidance on performing the annual impairment test for goodwill and intangibles with indefinite lives. Under this new accounting standard, we will no longer amortize our goodwill and will be required to complete an annual impairment test. We have had approximately $16.0 million of goodwill amortization per year that will no longer be recorded in fiscal 2003 and beyond. We have determined that we have six reporting units, as defined in SFAS No. 142, within our three reportable business segments. We have completed our initial impairment test required by this accounting standard and have determined we will not recognize an impairment charge related to the adoption of this accounting standard in 2003.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets and depreciated over their estimated useful life while the liability is accreted to its expected obligation amount upon retirement. We adopted SFAS No. 143 on December 1, 2002. The adoption did not have a material impact on our financial condition or results of operations.

      In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” The primary difference is that goodwill and certain intangibles with indefinite lives have been removed from the scope of SFAS No. 144, as they are covered by SFAS No. 142, as described above. It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. We adopted SFAS No. 144 on December 1, 2002. The adoption did not have a material impact on our financial condition or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement is not expected to have a material impact on our financial condition or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have not completed the process of evaluating the impact that will result from adopting this interpretation. We, therefore, are unable to disclose the impact, if any, of adopting this interpretation on our financial position and results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The related disclosure requirements are effective immediately. The impact of this interpretation is not expected to have a material impact on our financial condition or results of operations.

      In November 2002, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. We are required to adopt EITF 00-21 on December 1, 2003. We are evaluating the impact EITF 00-21 will have on us, but do not expect it to have a material impact on our financial condition or results of operations.

Forward Looking Statements

      This report contains statements which, to the extent that they are not statements of historical fact, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “anticipate,” “project,” “intend,” “believe,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward looking statements in this report include, but are not limited to, any statements under the “Outlook” headings. Such forward-looking information involves risks and uncertainties that could cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to maintain existing relationships with customers, demand for our products, our ability to successfully implement productivity improvements and/or cost reduction initiatives, our ability to develop, market and sell new products, our ability to obtain raw materials, increased government regulation or changing regulatory policies resulting in conditions, acquisitions and divestitures, technological developments and changes in the competitive environment in which we operate. Persons reading this report are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

Risk Management Activities

      We are exposed to market risk including changes in interest rates, currency exchange rates and commodity prices. We use derivative instruments to manage our interest rate and foreign currency exposures. We do not use derivative instruments for speculative or trading purposes. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.

     Interest Rate Management

      We use interest rate swap contracts to adjust the proportion of our total debt that is subject to variable interest rates. Under our interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest for a certain notional amount and receive in return an amount equal to a variable-rate. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity. Although no collateral is held or exchanged for these contracts, interest rate swap contracts are entered into with a major financial institution in order to minimize our counterparty credit risk. These interest rate swap contracts are designated as cash flow hedges against changes in the amount of future cash flows associated with our interest payments on variable-rate debt. Accordingly, they are reflected at fair value in our balance sheets and the related changes in fair value on these contracts, net of tax, are recorded as a component of Accumulated Other Comprehensive Income (Loss) in our balance sheets. To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in our income statement. The net effect of this accounting on our operating results is that interest expense on a portion of variable-rate debt being hedged is generally recorded based on fixed interest rates. At November 30, 2002, we had interest rate swap contracts to pay fixed-rates of interest (average rate of 5.68%) on $90.0 million notional amount of indebtedness. The $90.0 million notional amount of outstanding contracts will mature during fiscal year 2004. At November 30, 2001, we had interest rate swap contracts on $90.0 million notional amount of indebtedness. As of November 30, 2002, we had $4.5 million in unrealized losses under our interest rate swap agreements, and as of November 30, 2001 we had $4.8 million in unrealized losses which represent the fair values of the interest rate swap agreements as of those dates. The fair value of interest rate swap contracts is based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. The unrealized losses, net of tax, are recorded in Accumulated Other Comprehensive Income (Loss) in our balance sheets. Accordingly, the combined effect of a 1% increase in the applicable index rates would result in additional interest expense of approximately $1.1 million annually, assuming no change in the level of borrowings.

     Currency Rate Management

      We use foreign currency forward exchange contracts to hedge the risk of cash flow fluctuations due to changes in exchange rates on sales denominated in foreign currencies. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we hedge a portion of our foreign currency exposures anticipated over the next twelve-months. To hedge this exposure, we used foreign currency forward exchange contracts that generally have maturities that approximate the timing of the forecasted transactions. Foreign currency forward exchange contracts are placed with a number of major financial institutions in order to minimize our counterparty credit risk. We record these foreign currency forward exchange contracts at fair value in our balance sheets and the related unrealized gains or losses on these contracts, net of tax, are recorded as a component of Accumulated Other Comprehensive Income (Loss) in our balance sheets. These unrealized gains and losses are recognized in the income statement in the period in which the related transactions being hedged are recognized in the income statement. However, to the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in our income statement. As of November 30, 2002, we had outstanding foreign currency forward exchange contracts with an aggregate notional amount of $13.5 million. Net unrealized losses on these contracts, based on prevailing financial market information, as of November 30, 2002, were $148,000 and were included in Accumulated Other Comprehensive Income (Loss), net of tax, in our balance sheets. As of November 30, 2001, we had outstanding foreign currency forward exchange contracts with an aggregate notional amount of $14.5 million. Net unrealized losses on these contracts, based on prevailing financial market information, as of November 30, 2001 were $149,000 and were included in Accumulated Other Comprehensive Income (Loss), net of tax, in our balance sheets. During 2002, we recognized $52,000 in gains from foreign currency hedge transactions, which were offset by losses of $1.2 million. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. During 2001, we recognized $693,000 in gains from foreign currency hedge transactions, which were offset by losses of approximately $186,000. During 2000, we recognized $314,000 in gains from foreign currency hedge transactions, which were offset by losses of $157,000.

     Credit Risk

      Our concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, retained interest in EPFC and sales concentrations with certain customers. As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial institutions with which we conduct business. Credit risk with financial institutions is considered minimal as we utilize only high quality financial institutions. We conduct periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Our customer base includes all significant automotive manufacturers and their first tier suppliers in North America and Europe. Although we are directly affected by the well-being of the automotive industry, we do not believe significant credit risk existed at November 30, 2002. In addition, during 2002, we formed EPFC, a qualifying special-purpose entity, to sell an interest in certain receivables. See Note D in our financial statements for a discussion of EPFC. We believe that EPFC assists in the management of our credit risk related to trade receivables as it permits us to sell an interest in our receivables on a non-recourse basis.

Item 8.     Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors

Eagle-Picher Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of Eagle-Picher Holdings, Inc. and subsidiaries as of November 30, 2002 and 2001, and the related consolidated statements of income (loss), shareholders’ equity (deficit), and cash flows for each of the three years in the period ended November 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle-Picher Holdings, Inc. as of November 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note Q, the accompanying 2001 and 2000 financial statements have been restated to reflect the appropriate adoption of EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” which resulted in an increase to Net Sales and a corresponding increase to Cost of Products Sold for transportation costs billed to customers.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio

February 3, 2003

EAGLE-PICHER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

November 30, 2002 and 2001

	2002	2001

	(In thousands of dollars,
	except per share and par
	value amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$31,522	$24,620
Receivables, net of doubtful accounts of $435 in 2002 and $1,000 in 2001	23,704	100,052
Retained interest in Eagle-Picher Funding Corporation, net of allowances of $700 in 2002	29,400	—
Costs and estimated earnings in excess of billings	16,942	10,744
Inventories	54,718	67,623
Net assets of operations to be sold	643	3,258
Prepaid expenses and other assets	15,667	15,122
Deferred income taxes	10,798	24,287

	183,394	245,706
Property, Plant and Equipment, net	183,405	216,755
Goodwill, net of accumulated amortization of $73,446 in 2002 and $57,624 in 2001	163,940	179,762
Prepaid Pension	54,796	54,676
Other Assets, net	27,506	32,035

	$613,041	$728,934

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$85,055	$86,297
Current portion of long-term debt	18,625	41,957
Compensation and employee benefits	21,044	18,909
Billings in excess of costs and estimated earnings	944	2,088
Accrued divestiture reserve	17,662	17,810
Other accrued liabilities	37,653	37,241

	180,983	204,302
Long-Term Debt, net of current portion	355,100	401,169
Postretirement Benefits Other Than Pensions	17,635	17,873
Deferred Income Taxes	—	6,277
Other Long-Term Liabilities	8,928	9,882

	562,646	639,503

11.75% Cumulative Redeemable Exchangeable Preferred Stock; 50,000,000 shares authorized; 14,191 shares issued and outstanding (Mandatorily Redeemable at $10,000 per share on March 1, 2008)	137,973	123,086

Commitments and Contingencies (Notes I, L and M)
Shareholders’ Equity (Deficit):
Common stock; $0.01 par value each; 1,000,000 shares authorized and issued	10	10
Additional paid-in capital	99,991	99,991
Accumulated deficit	(175,112)	(123,393)
Accumulated other comprehensive income (loss)	(4,376)	(5,730)
Treasury stock, at cost, 66,500 shares in 2002 and 27,750 shares in 2001	(8,091)	(4,533)

	(87,578)	(33,655)

	$613,041	$728,934

The accompanying notes are an integral part of these consolidated balance sheets.

EAGLE-PICHER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Years Ended November 30, 2002, 2001 and 2000

	2002	2001	2000

	(In thousands of dollars, except per
	share amounts)
Net Sales	$696,765	$708,750	$770,466

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	546,490	574,993	609,158
Selling and administrative	61,933	50,979	59,183
Depreciation	46,567	42,617	41,313
Amortization of intangibles	17,477	16,490	16,113
Restructuring	5,898	14,163	—
Loss (gain) from divestitures	6,497	2,105	(3,149)
Management compensation — special	3,457	3,125	1,560
Insurance related losses (gains)	3,100	—	(16,000)

	691,419	704,472	708,178

Operating Income	5,346	4,278	62,288
Interest expense	(41,142)	(40,105)	(43,989)
Other income, net	1,565	3,913	96

Income (Loss) from Continuing Operations Before Taxes	(34,231)	(31,914)	18,395
Income Taxes (Benefit)	2,601	(10,016)	9,061

Income (Loss) from Continuing Operations	(36,832)	(21,898)	9,334
Discontinued Operations:
Loss from operations of discontinued segment, net of income tax benefits of $900 and $2,061	—	(1,657)	(3,724)
Loss on disposal of segment, including provision of $5,685 for operating losses during phase-out period, net of income tax benefit of $6,084	—	(30,416)	—

Net Income (Loss)	(36,832)	(53,971)	5,610
Preferred Stock Dividends Accreted	(14,887)	(13,282)	(11,848)

Loss Applicable to Common Shareholders	$(51,719)	$(67,253)	$(6,238)

Basic and Diluted Loss per Share Applicable to Common Shareholders:
Loss from Continuing Operations	$(53.60)	$(35.84)	$(2.53)
Loss from Discontinued Operations	—	(32.67)	(3.73)

Net Loss	$(53.60)	$(68.51)	$(6.26)

Weighted Average Number of Common Shares	964,979	981,583	997,125

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE-PICHER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years Ended November 30, 2002, 2001 and 2000

						Accumulated
						Other		Total
		Class A	Class B	Additional		Comprehensive		Shareholders’	Comprehensive
	Common	Common	Common	Paid-In		Income	Treasury	Equity	Income
	Stock	Stock	Stock	Capital	Deficit	(Loss)	Stock	(Deficit)	(Loss)

	(In thousands of dollars)
Balance November 30, 1999	$—	$6	$4	$99,991	$(49,902)	$(788)	$—	$49,311
Net income	—	—	—	—	5,610	—	—	5,610	$5,610
Foreign currency translation, net of tax of $810	—	—	—	—	—	(1,505)	—	(1,505)	(1,505)
Purchase of treasury stock	—	—	—	—	—	—	(2,371)	(2,371)
Preferred stock dividend accretion	—	—	—	—	(11,848)	—	—	(11,848)

Balance November 30, 2000	—	6	4	99,991	(56,140)	(2,293)	(2,371)	39,197	$4,105

Net loss	—	—	—	—	(53,971)	—	—	(53,971)	$(53,971)
Foreign currency translation, net of tax of $134	—	—	—	—	—	(248)	—	(248)	(248)
Gains (losses) on hedging derivatives, net of tax of $1,718	—	—	—	—	—	(3,189)	—	(3,189)	(3,189)
Amendment to capital structure	10	(6)	(4)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(2,162)	(2,162)
Preferred stock dividend accretion	—	—	—	—	(13,282)	—	—	(13,282)

Balance November 30, 2001	10	—	—	99,991	(123,393)	(5,730)	(4,533)	(33,655)	$(57,408)

Net loss	—	—	—	—	(36,832)	—	—	(36,832)	$(36,832)
Foreign currency translation, net of tax of ($624)	—	—	—	—	—	1,159	—	1,159	1,159
Gains (losses) on hedging derivatives, net of tax of ($105)	—	—	—	—	—	195	—	195	195
Purchase of treasury stock	—	—	—	—	—	—	(3,558)	(3,558)
Preferred stock dividend accretion	—	—	—	—	(14,887)	—	—	(14,887)

Balance November 30, 2002	$10	$—	$—	$99,991	$(175,112)	$(4,376)	$(8,091)	$(87,578)	$(35,478)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE-PICHER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30, 2002, 2001 and 2000

	2002	2001	2000

	(In thousands of dollars)
Cash Flows From Operating Activities:
Net income (loss)	$(36,832)	$(53,971)	$5,610
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,175	62,814	60,672
Provisions for discontinued operations	—	30,416	—
Loss (gain) from divestitures	6,497	2,105	(3,149)
Deferred income taxes	6,147	(9,344)	4,897
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Sale of receivables, net (See Note D)	46,475	—	—
Receivables	473	(773)	9,460
Inventories	4,742	8,175	(8,655)
Prepaid expenses	(571)	(2,411)	(371)
Other assets	2,609	(533)	(13,201)
Accounts payable	(2,703)	28,432	10,959
Accrued liabilities	(5,921)	4,476	(23,384)
Other, net	(6,198)	(1,916)	2,726

Net cash provided by operating activities	81,893	67,470	45,564

Cash Flows From Investing Activities:
Proceeds from sales of divisions	10,027	—	85,048
Proceeds from the sale of property and equipment, and other, net	639	—	—
Cash paid for acquisitions	—	—	(12,306)
Capital expenditures	(17,256)	(36,544)	(41,367)
Other, net	—	(247)	4,464

Net cash provided by (used in) investing activities	(6,590)	(36,791)	35,839

Cash Flows From Financing Activities:
Reduction of long-term debt	(34,665)	(20,795)	(24,374)
Net borrowings (repayments) under revolving credit agreements	(34,736)	6,229	(61,774)
Acquisition of treasury stock	(159)	(2,162)	(2,371)
Other, net	—	(872)	1,454

Net cash used in financing activities	(69,560)	(17,600)	(87,065)

	5,743	13,079	(5,662)
Net Cash Provided by Discontinued Operations	—	4,322	4,563
Effect of Exchange Rates on Cash	1,159	(248)	(1,505)

Net Increase (Decrease) in Cash and Cash Equivalents	6,902	17,153	(2,604)
Cash and Cash Equivalents, beginning of year	24,620	7,467	10,071

Cash and Cash Equivalents, end of year	$31,522	$24,620	$7,467

Supplemental Cash Flow Information:
Interest paid	$34,585	$38,419	$43,589

Income taxes paid (refunded), net	$(4,036)	$(4,500)	$6,300

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2002, 2001 and 2000

A.	Organization and Operations

      We are a majority-owned subsidiary of Granaria Industries, B.V. (“Granaria Industries”). Granaria Industries formed us to acquire the operations of Eagle-Picher Industries, Inc. (“EPI”). We have no other operations other than the operations of EPI.

      We operate as a diversified manufacturer serving global markets and many industries. Our reportable segments operate in different industries and are managed separately. We have three reportable business segments: Automotive, Technologies, and Filtration and Minerals.

      Our Automotive Segment provides mechanical and structural parts and raw materials for passenger cars, trucks, vans and sport utility vehicles for original equipment manufacturers and replacement markets. Resources are concentrated in serving the North American, European and Pacific Rim markets. Our Hillsdale operation is a precision machined components business, and our Wolverine operation is a rubber coated metal products business.

      Our Technologies Segment is a diverse group of businesses with a broad spectrum of technologies and capabilities. It is a major supplier of batteries and power systems components for aerospace, defense and telecommunications applications. In addition, it produces high-purity specialty material compounds and rare metals, industrial chemicals, bulk pharmaceuticals and super-clean containers, which meet strict EPA protocols, for environmental sampling. This segment serves the commercial aerospace, nuclear, telecommunication, electronics and other industrial markets globally. Some of these products are also used in defense applications.

      Our Filtration and Minerals Segment mines and refines diatomaceous earth products, which are used globally in high purity filtration applications, primarily by the food and beverage industry. These products are also used as industrial absorbents.

      Our consolidated financial statements include the accounts of our wholly-owned and majority (50% or more) owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in our unconsolidated affiliates or subsidiaries in which we own at least 20%, or over which we exercise significant influence, are accounted for using the equity method.

B.	Summary of Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Cash Equivalents

      Marketable securities with original maturities of three months or less are considered to be cash equivalents.

Revenue Recognition

      We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectability is reasonably assured. Generally, all of these conditions are met at the time we ship our products to our customers. Net Sales and Cost of Products Sold include transportation costs (see Note Q) that are billed to customers. For certain products sold under fixed-price contracts and subcontracts with various United States Government agencies and aerospace and defense contractors, we

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilize the percentage-of-completion method of accounting. When we use the percentage-of-completion method, we measure our percent complete based on total costs incurred to date as compared to our best estimate of total costs to be incurred.

      Contract costs include direct material, labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $468,000 at November 30, 2002 and $935,000 at November 30, 2001.

      The asset, Costs and Estimated Earnings in Excess of Billings, represents revenues recognized in excess of amounts billed on individual contracts. The liability, Billings in Excess of Costs and Estimated Earnings, represents billings in excess of revenues recognized on individual contracts.

      The following provides information on contracts in progress at November 30 (in thousands of dollars):

	2002	2001

Costs incurred on uncompleted contracts	$115,476	$90,222
Estimated earnings	21,664	17,046

	137,140	107,268
Less: billings to date	(121,142)	(98,612)

	$15,998	$8,656

Costs and estimated earnings in excess of billings	$16,942	$10,744
Billings in excess of costs and estimated earnings	(944)	(2,088)

	$15,998	$8,656

Concentrations of Credit Risk

      Our concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, retained interest in Eagle-Picher Funding Corporation, and sales concentrations with certain customers. As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial institutions with which we conduct business. Credit risk with financial institutions is considered minimal as we utilize only high quality financial institutions. We conduct periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Our customer base includes all significant automotive manufacturers and their first tier suppliers in North America and Europe. Although we are directly affected by the well-being of the automotive industry, we do not believe significant credit risk existed at November 30, 2002. In addition, during 2002, we formed EPFC, a qualifying special-purpose entity, to sell an interest in certain receivables. See Note D for a discussion of EPFC. We believe that EPFC assists in the management of our credit risk related to trade receivables as it permits us to sell an interest in our receivables on a non-recourse basis.

      Net sales to our largest customer were $84.2 million in 2002, $91.0 million in 2001, and $98.2 million in 2000. No other customer accounted for 10% or more of consolidated sales.

Fair Value of Financial Instruments

      Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, as well as obligations under accounts payable, long-term debt and preferred stock. The

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying values of these financial instruments, with the exception of long-term debt and preferred stock, approximate their fair value. See Note H for a discussion of the fair value of the long-term debt and Note I for a discussion of the fair value of preferred stock.

Derivative Financial Instruments

      On December 1, 2000, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities —an Amendment of SFAS 133.” The adoption of these standards was not material to our financial position or results of operations. Under this guidance, all derivative instruments are recognized as assets or liabilities at their fair value on the balance sheet. On the date a derivative contract is entered into, we designate the derivative as either a) a hedge of the fair value of a recognized asset or liability (a fair value hedge), b) a hedge of a forecasted transaction or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge), or c) as a hedge of a net investment in a foreign operation (a net investment hedge). Changes in the fair value of derivatives are either recognized in the income statement or as a component of Accumulated Other Comprehensive Income (Loss) in the balance sheet, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of derivatives that are designated as hedges is recorded in the consolidated statements of income. From time to time, we enter into interest rate swaps and foreign currency forward exchange contracts to manage our interest costs and foreign currency exposures.

      We use interest rate swap contracts to adjust the proportion of our total debt that is subject to variable interest rates. Under our interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest for a certain notional amount and receive in return an amount equal to a variable-rate. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity. Although no collateral is held or exchanged for these contracts, interest rate swap contracts are entered into with a major financial institution in order to minimize our counterparty credit risk. These interest rate swap contracts are designated as cash flow hedges against changes in the amount of future cash flows associated with our interest payments on variable-rate debt. Accordingly, they are reflected at fair value in our balance sheets and the related changes in fair value on these contracts, net of tax, are recorded as a component of Accumulated Other Comprehensive Income (Loss) in our balance sheets. To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in our income statement. The net effect of this accounting on our operating results is that interest expense on a portion of variable-rate debt being hedged is generally recorded based on fixed interest rates. At November 30, 2002, we had interest rate swap contracts to pay fixed-rates of interest (average rate of 5.68%) on $90.0 million notional amount of indebtedness. The $90.0 million notional amount of outstanding contracts will mature during fiscal year 2004. At November 30, 2001, we had interest rate swap contracts on $90.0 million notional amount of indebtedness. As of November 30, 2002, we had $4.5 million in unrealized losses under our interest rate swap agreements, and as of November 30, 2001 we had $4.8 million in unrealized losses which represent the fair values of the interest rate swap agreements as of those dates. The fair value of interest rate swap contracts is based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. The unrealized losses, net of tax, are recorded in Accumulated Other Comprehensive Income (Loss) in our balance sheets.

      We use foreign currency forward exchange contracts to hedge the risk of cash flow fluctuations due to changes in exchange rates on sales denominated in foreign currencies. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we hedge a portion of our foreign currency exposures anticipated over the next twelve-months. To hedge this exposure, we used foreign currency forward exchange contracts that generally have maturities that approximate the timing of the

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forecasted transactions. Foreign currency forward exchange contracts are placed with a number of major financial institutions in order to minimize our counterparty credit risk. We record these foreign currency forward exchange contracts at fair value in our balance sheets and the related unrealized gains or losses on these contracts, net of tax, are recorded as a component of Accumulated Other Comprehensive Income (Loss) in our balance sheets. These unrealized gains and losses are recognized in the income statement in the period in which the related transactions being hedged are recognized in the income statement. However, to the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in our income statement. As of November 30, 2002, we had outstanding foreign currency forward exchange contracts with an aggregate notional amount of $13.5 million. Net unrealized losses on these contracts, based on prevailing financial market information, as of November 30, 2002, were $148,000 and were included in Accumulated Other Comprehensive Income (Loss), net of tax, in our balance sheets. As of November 30, 2001, we had outstanding foreign currency forward exchange contracts with an aggregate notional amount of $14.5 million. Net unrealized losses on these contracts, based on prevailing financial market information, as of November 30, 2001 were $149,000 and were included in Accumulated Other Comprehensive Income (Loss), net of tax, in our balance sheets. During 2002, we recognized $52,000 in gains from foreign currency hedge transactions, which were offset by losses of $1.2 million. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. During 2001, we recognized $693,000 in gains from foreign currency hedge transactions, which were offset by losses of approximately $186,000. During 2000, we recognized $314,000 in gains from foreign currency hedge transactions, which were offset by losses of $157,000.

Income Taxes

      Current income taxes are provided for based upon income for financial statement purposes. Deferred tax assets and liabilities are established based on the difference between the financial statement and income tax bases of assets and liabilities. A valuation allowance represents a provision for uncertainty on the realization of the deferred tax asset.

Inventories

      Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Until 2002, the current fiscal year, a substantial portion of domestic inventories were accounted for at cost determined on a last-in, first-out (LIFO) basis. In 2002, our domestic operations changed to the FIFO method. This change in accounting principle was made to provide a better matching of revenue and expenses and to be consistent with prevalent industry practice. This accounting change was not material to the financial statements on an annual or quarterly basis, and accordingly, no retroactive restatement of prior financial statements was made.

Property, Plant and Equipment

      We record our investment in property, plant and equipment at cost. We provide for depreciation on property, plant and equipment using the straight-line method over the estimated useful lives of the assets which are generally 20 to 30 years for buildings and 3 to 10 years for machinery and equipment. Improvements which extend the useful life of property are capitalized, while repair and maintenance costs are charged to operations as incurred. Property, plant and equipment acquired in the acquisition of a business, are stated at fair value, based on independent appraisal, as of the date of the acquisition.

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

      Goodwill represents the excess of purchase price paid over the fair value of assets acquired and liabilities assumed in business combinations. This amount has been amortized on a straight-line basis over 15 years. The recoverability of the asset is evaluated periodically as events or circumstances indicate a possible inability to recover its carrying value. Effective December 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses goodwill and other intangible assets that have indefinite useful lives and, as such, prescribes that these assets will not be amortized, but rather tested, at least annually, for impairment. This pronouncement also provides specific guidance on performing the annual impairment test for goodwill and intangibles with indefinite lives. Under this new accounting standard, we will no longer amortize our goodwill and will be required to complete an annual impairment test. We have had approximately $16.0 million of goodwill amortization per year that will no longer be recorded in fiscal 2003 and beyond. We have determined that we have six reporting units, as defined in SFAS No. 142, within our three reportable business segments. We have completed our initial impairment test required by this accounting standard and have determined we will not recognize an impairment charge related to the adoption of this accounting standard in 2003.

Pre-Production Costs Related to Long-Term Supply Arrangements

      We capitalize costs incurred during the pre-production phase of new product launches for goods that will be sold under long-term supply arrangements, primarily in our Automotive Segment. These costs consist primarily of product development and validation costs. The costs are amortized into Cost of Products Sold over the life of the related programs. At November 30, 2002, the unamortized balance of these costs was $3.1 million, and at November 30, 2001, the unamortized balance was $3.0 million. The unamortized balance is included in Other Assets in the accompanying balance sheets.

Tooling Costs Incurred and Held for Future Customer Reimbursement

      We capitalize costs incurred to design and develop molds, dies and other tools for customers that we contract to sell product to under long-term supply arrangements. We are typically reimbursed for these costs when volume production commences; however, we are also reimbursed for these costs over the period of volume production. For contracts where we are reimbursed over the period of volume production, we amortize the balance over the estimated life of the supply arrangement. At November 30, 2002, the unamortized balance of the costs held by us for which ownership will be transferred to the customer was $5.7 million, and at November 30, 2001, the unamortized balance was $4.4 million. The unamortized balance is included in Other Assets in the accompanying balance sheets.

Other Assets

      Other assets consist primarily of the pre-production costs related to long-term supply arrangements and tooling costs incurred and held for future customer reimbursement (as discussed above), and debt issuance costs. The debt issuance costs are being amortized over the term of the related debt. The debt issuance costs have an original cost of $25.4 million at November 30, 2002, and $26.1 million at November 30, 2001. The related accumulated amortization amounts are $14.3 million at November 30, 2002, and $12.6 million at November 30, 2001.

Accounting for Long-Lived Assets

      Impairment losses are recorded on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value.

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Remediation Costs

      We accrue for environmental expenses when the costs are probable and can be reasonably estimated. The estimated liabilities are not discounted or reduced for possible recoveries from insurance carriers.

Research and Development

      Research and development expenditures are expensed in Selling and Administrative expense as incurred. Research and development expense was $9.8 million in 2002, $10.4 million in 2001, and $11.7 million in 2000.

Foreign Currency Translation

      Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and income and expenses are translated using weighted average exchange rates. Adjustments resulting from translation of financial statements stated in local currencies are included in Accumulated Other Comprehensive Income (Loss). Gains and losses from foreign currency transactions are included in the statements of income (loss).

Reclassifications

      During 2002, we reclassified amounts in our 2001 and 2000 financial statements to conform to our 2002 presentation.

Basic and Diluted Income (Loss) Per Share

      The calculation of net income (loss) per share is based upon the average number of common shares outstanding. No potentially dilutive shares were outstanding during the three year period ended November 30, 2002.

Management Compensation — Special

      Management compensation — special expense consists of payments to former officers upon their separation from employment.

     Insurance Related Loss (Gains)

      In 2002 we recorded a provision of $3.1 million related to a dispute with an insurance carrier over the coverage on a fire which occurred at one of our facilities during 2001. In addition, in 2000 we received $16.0 million from insurance companies as a result of the settlement of certain claims relating primarily to environmental remediation.

     Recently Released or Adopted Accounting Standards

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets and depreciated over their estimated useful life while the liability is accreted to its expected obligation amount upon retirement. We adopted SFAS No. 143 on December 1, 2002. The adoption did not have a material impact on our financial condition or results of operations.

      In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” The primary difference is that goodwill and certain intangibles with indefinite lives have been removed from the scope of SFAS No. 144, as they are covered by

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 142, as described above. It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. We adopted SFAS No. 144 on December 1, 2002. The adoption did not have a material impact on our financial condition or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement is not expected to have a material impact on our financial condition or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have not completed the process of evaluating the impact that will result from adopting this interpretation. We therefore are unable to disclose the impact, if any, of adopting this interpretation on our financial position and results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The related disclosure requirements are effective immediately. The impact of this interpretation is not expected to have a material impact on our financial condition or results of operations.

      In November 2002, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. We are required to adopt EITF 00-21 on December 1, 2003. We are evaluating the impact EITF 00-21 will have on us, but do not expect it to have a material impact on our financial condition or results of operations.

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.     Acquisitions, Divestitures and Discontinued Operations

Acquisitions

      During fiscal 2000, we acquired the assets of the depleted zinc business of Isonics Corporation and the stock of the Blue Star Battery Systems Corporation, a manufacturer of special purpose batteries. These acquisitions were made at an aggregate cost, including acquisition-related expenses, of $13.8 million, consisting of $12.3 million in cash and contingent cash payments of $500,000 annually for three years. These acquisitions were accounted for using the purchase method. The excess of the purchase prices over the assessed values of the net assets was $6.9 million. This amount was allocated to Goodwill in our balance sheets and was amortized over 15 years prior to the adoption of SFAS No. 142 on December 1, 2002. The impact of these transactions on our results of operations in 2000 was not material. See Note M for a discussion of the litigation and subsequent settlement related to this acquisition.

     Divestitures

      We recognized amounts related to divestitures in our statements of income (loss) during the years ended November 30 as follows: (in thousands of dollars):

	2002	2001	2000

(Gain) loss on sale of divisions	$2,800	$(2,635)	$(17,077)
Losses recognized related to divisions sold in previous years	3,352	4,740	13,928
Losses recognized for medical and workers compensation	345	—	—

	$6,497	$2,105	$(3,149)

      We have indemnified the buyers for certain liabilities related to items such as environmental remediation and warranty issues on divisions sold in previous years. Liabilities for these exposures had been previously recorded by us; however, from time to time, as additional information becomes available, additional amounts need to be recorded.

      During 2002, we sold certain assets and liabilities of our Precision Products business in our Technologies Segment to a group of former employees and divisional management personnel. We received approximately $3.1 million in proceeds and recorded a $2.8 million loss on the sale. During 2002, based on new information that became available, we also recorded additional amounts totaling $3.4 million for various environmental and litigation matters, and $345,000 for medical and worker’s compensation claims relating to previous divestitures.

      During 2001, additional amounts totaling $4.7 million were recorded for various environmental and litigation matters. Also in 2001, we received $2.6 million in cash which was previously held in an escrow account for environmental matters related to a previously sold division. These environmental matters were settled with the regulatory authorities and we have no further exposure. The amount was recorded as a gain on sale of divisions.

      During 2000, we sold a significant number of divisions for aggregate net proceeds of $85.0 million. The aggregate net gain resulting from these transactions during 2000 was $17.1 million. This net gain included a gain of $3.7 million resulting from a curtailment of our pension and postretirement plans. Also in 2000, we recorded $13.9 million in losses primarily related to environmental exposures for divisions sold prior to 2000.

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      An analysis of the other liabilities related to divestitures is as follows (in thousands of dollars):

Balance at November 30, 1999	$877
Additional amounts recorded for transaction expenses and other items	3,459
Additional amounts recorded	18,018
Amounts spent	(7,354)

Balance at November 30, 2000	15,000
Additional amounts recorded	4,740
Amounts spent	(1,930)

Balance at November 30, 2001	17,810
Additional amounts recorded	3,697
Amounts spent	(6,757)
Amounts transferred from Net Assets of Operations to be Sold	2,912

Balance at November 30, 2002	$17,662

     Discontinued Operations

      Effective December 14, 2001, we sold certain of the assets of our former Construction Equipment Division. This division represented our entire former Machinery Segment. The sale price was $6.1 million in cash, plus an estimated working capital adjustment of $1.0 million, and the assumption of approximately $6.7 million of current liabilities. We retained the land and buildings of the Construction Equipment Division’s main facility in Lubbock, Texas and lease the facility to the buyer for a five year term. The buyer has an option to buy the facility for $2.5 million, increasing $100,000 per year over the term. We also retained approximately $2.3 million of raw materials inventory, which the buyer was required to purchase within one year. The buyer failed to purchase 25%, or approximately $600,000, of the inventory. We intend to pursue collection actions. Finally, we retained approximately $900,000 of accounts receivable. The Net Assets of Operations to be Sold at November 30, 2002 are primarily the remaining balance of the inventory as the liabilities associated with this transaction, totaling $2.9 million and representing primarily environmental liabilities, have been transferred to the Accrued Divestitures reserve at November 30, 2002.

      The measurement date to account for the Machinery Segment as a discontinued operation was March 1, 2001. Accordingly, the results of the Machinery Segment’s operations have been reported separately as a discontinued operation in the accompanying financial statements. Net sales from discontinued operations were $65.1 million in 2001 and $82.6 million in 2000. During 2001, we recorded provisions totaling $30.4 million, net of an income tax benefit of $6.1 million. This provision included estimated losses and costs to be incurred in connection with the disposition of the Machinery Segment, including $5.7 million in expected losses during the phase out period from March 1, 2001 to December 14, 2001. An operating loss of $1.7 million, net of a $900,000 tax benefit, was incurred in the first quarter of 2001.

D.     Accounts Receivable Asset-Backed Securitization (Special Purpose Entity)

      During 2002, we entered into an agreement with a major U.S. financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, Eagle-Picher Funding Corporation (“EPFC”). Initially $47.0 million of proceeds from this new facility were used primarily to payoff amounts outstanding under our existing Receivables Loan Agreement with our wholly-owned subsidiary, Eagle-Picher Acceptance Corporation. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. The agreement provides for the continuation of

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the program on a revolving basis until the earlier of a) the maturity of our senior credit facility, or b) assuming we are able to refinance our senior credit facility, the fourth quarter of 2004.

      We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of determining outstanding debt under our Credit Agreement (see Note H for a discussion of our debt), we include the debt outstanding on EPFC.

      In conjunction with the initial transaction, we sold $82.5 million of receivables to EPFC, and we incurred charges of $1.5 million which are included in Interest Expense in the accompanying statements of operations. We continue to service sold receivables and receive a monthly servicing fee from EPFC of approximately 1% per annum of the receivable pool’s average balance. As this servicing fee approximates our cost to service, no servicing asset or liability has been recorded at November 30, 2002. We do retain an interest in a portion of the receivables transferred, representing an over collateralization on the securitization. Our involvement with both the retained interest and the transferred receivables is generally limited to the servicing performed. Our interest in the receivables is carried at fair value which is estimated as its net realizable value. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances. Due to the short duration of the receivables transferred, the carrying value of our retained interest is a reasonable approximation of its fair value. Assumed credit losses are based on our historical results and probable future losses.

      At November 30, 2002, our interest in EPFC, including a service fee receivable, was $29.4 million and the revolving pool of receivables that we service totaled $77.5 million. At November 30, 2002, the outstanding balance of the interest sold to the financial institution recorded on EPFC was $46.5 million. During the year ended November 30, 2002, we sold outside of the initial sale, $568.2 million of accounts receivable to EPFC. During 2002, EPFC collected $546.8 million of cash that was reinvested in new securitizations. The effective interest rate as of November 30, 2002 in the securitization was approximately 2.55%.

E.     Restructuring

      During 2001, we recorded asset write-downs and other charges totaling $14.1 million in connection with a restructuring plan (the “Plan”) announced in November 2001. The Plan primarily relocates our corporate headquarters from Cincinnati, Ohio to Phoenix, Arizona and closes three plants in the Technologies Segment as a result of the elimination of certain product lines in the Power Group business. The costs related to the Plan, which were recognized as a separate component of operating expenses during 2001, included $5.4 million related to the facilities, $5.0 million related to severance of approximately 165 employees and $3.7 million in other costs to exit business activities.

      The facility costs of $5.4 million include a non-cash adjustment of $1.3 million to write down the carrying value of the three plants to their estimated fair value in holding them for sale, a non-cash charge of $2.3 million on the loss of abandoning the machinery and equipment and other assets at the plant locations and at corporate headquarters, and a $1.9 million charge for future lease commitments, less estimated proceeds, received from subleasing the various spaces. The asset impairment adjustments are recorded against Property Plant and Equipment in our balance sheets. The other shutdown costs to exit the business consist primarily of a $3.0 million non-cash charge related to inventory. The $7.4 million restructuring reserve balance as of November 30, 2001 is included in Other Accrued Liabilities.

      During 2002, we determined that a portion of the assets in our over-funded pension plan at November 30, 2001 could be made available to pay severance costs related to the Plan. Accordingly, we have amended our pension plan and have provided new or amended severance plans to allow for such payments. Accordingly, a portion of our restructuring liability has been paid from our prepaid pension asset.

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2002, we announced we would exit the Gallium business in our Technologies Segment due to the downturn in the fiber-optic, telecommunication and semiconductor markets, the primary markets for our Gallium products. This action resulted in a $5.5 million charge to restructuring expense. This charge consists of an inventory impairment totaling $2.9 million, representing the loss to be incurred from the liquidation of current inventory. The charge also consists of an accrual totaling $2.4 million recorded in Other Accrued Liabilities representing primarily the loss to be incurred from the liquidation of inventory to be purchased under firm purchase commitments. In addition, a $200,000 asset impairment charge was recorded against Property, Plant and Equipment.

      The remaining balance of $3.3 million as of November 30, 2002, is included in Other Accrued Liabilities in our balance sheets. An analysis of the facilities, severance and other costs incurred related to restructuring reserves is as follows (in thousands of dollars):

			Other
	Facilities	Severance	Costs	Total

Original Reserve	$1,850	$5,044	$694	$7,588
Amounts spent	—	(202)	—	(202)

Balance at November 30, 2001	1,850	4,842	694	7,386
Amounts paid from prepaid pension assets	—	(3,080)	—	(3,080)
Additional amounts recorded for exiting the Gallium business	—	—	2,382	2,382
Additional provision for severance liability	—	416	—	416
Amounts spent	(221)	(1,864)	(1,736)	(3,821)

Balance at November 30, 2002	$1,629	$314	$1,340	$3,283

F.     Inventories

      Inventories consisted of the following at November 30 (in thousands of dollars):

	2002	2001

Raw materials and supplies	$25,365	$22,527
Work-in-process	14,058	26,783
Finished goods	15,295	19,270

	54,718	68,580
Adjustment to state inventory at LIFO value	—	(957)

	$54,718	$67,623

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.     Property, Plant and Equipment

      Property, plant and equipment consisted of the following at November 30 (in thousands of dollars):

	2002	2001

Land and land improvements	$15,217	$15,665
Buildings	66,213	68,749
Machinery and equipment	268,564	243,272
Construction in progress	10,777	25,197

	360,771	352,883
Less: accumulated depreciation	(177,366)	(136,128)

	$183,405	$216,755

H.     Long-Term Debt

      Long-term debt consisted of the following at November 30 (in thousands of dollars):

	2002	2001

Credit Agreement:
Revolving credit facility, due February 27, 2004	$121,500	$142,000
Term loan, due 2003	16,925	47,739
Accounts Receivable Loan Agreement, paid-off in January 2002	—	14,250
Senior Subordinated Notes, 9.375% interest, due 2008	220,000	220,000
Industrial Revenue Bonds, 1.8% to 2.2% interest, due 2005	15,300	17,000
Other	—	2,137

	373,725	443,126
Less: current portion	(18,625)	(41,957)

Long-term debt, net of current portion	$355,100	$401,169

      Aggregate maturities of long-term debt are as follows at November 30, 2002 (in thousands of dollars):

2003	$18,625
2004	123,300
2005	11,800
2006	—
2007	—
Thereafter	220,000

$373,725

     Credit Agreement

      We have a syndicated senior secured loan facility (“Credit Agreement”) providing an original term loan (“Term Loan”) of $75.0 million, as amended, and a $220.0 million revolving credit facility (“Facility”). The Facility and the Term Loan bear interest, at our option, at LIBOR rate plus 2.75%, or the bank’s prime rate plus 1.5%. Interest is generally payable quarterly on the Facility and Term Loan. We have entered into interest rate swap agreements to manage our variable interest rate exposure. See Note B for a discussion of our

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding interest rate swap agreements. Our weighted average effective interest rate during 2002 was 7.36% and during 2001 was 8.85%. The amounts are not comparable because during 2002 we completed our accounts receivable asset-backed securitization (see Note D) that significantly reduced our Credit Agreement borrowings in 2002 compared to 2001.

      At November 30, 2002, we had $42.2 million in outstanding letters of credit under the Facility, which together with borrowings of $121.5 million, made our available borrowing capacity of $56.3 million. However, due to various financial covenant limitations under the Credit Agreement, we could only incur an additional $39.3 million of indebtedness at November 30, 2002. The Credit Agreement also contains certain fees. There are fees for letters of credit equal to 2.75% per annum for all issued letters of credit, and there is a commitment fee on the Facility equal to 0.5% per annum of the unused portion of the Facility. If we meet or fail to meet certain financial benchmarks, the interest rate spreads on the borrowing, the commitment fees and the fees for letters of credit may be reduced or increased.

      The Credit Agreement is secured by our capital stock, the capital stock of our domestic United States subsidiaries, a certain portion of the capital stock of our foreign subsidiaries, and substantially all other property of our United States subsidiaries. Additionally, the Credit Agreement is guaranteed by us and certain of our subsidiaries (see “Subsidiary Guarantors and Non-Guarantors” below).

      The Credit Agreement contains covenants that restrict our ability to declare dividends or redeem capital stock, incur additional debt or liens, alter existing debt agreements, make loans or investments, form joint ventures, undergo a change in control or engage in mergers, acquisitions or asset sales. These covenants also limit the annual amount of capital expenditures and require us to meet certain minimum financial ratios. For purposes of determining outstanding debt under our Credit Agreement, we include the debt outstanding on EPFC, our off-balance sheet special purpose entity (see Note D for a detailed discussion of EPFC). We are in compliance with all covenants at November 30, 2002.

      In addition to regularly scheduled payments on the Credit Agreement, we are required to make mandatory prepayments equal to 50.0% of annual excess cash flow as defined in the Credit Agreement. The net proceeds from the sale of assets (subject to certain conditions), the net proceeds of certain new debt issued, and 50.0% of the net proceeds of any equity securities issued are also subject to mandatory prepayments on the Credit Agreement. No excess cash flow payments were due for the years ended November 30, 2002 and 2001.

Accounts Receivable Loan Agreement

      Prior to the formation of EPFC, we had an accounts receivable loan agreement, whereby, we sold certain of our trade receivables to a wholly-owned, consolidated subsidiary, Eagle-Picher Acceptance Corporation. The receivables were then used as security for loans made under a separate revolving credit facility. This accounts receivable loan agreement was paid-off with the formation of EPFC. See Note D for a discussion of EPFC.

Senior Subordinated Notes

      Our Senior Subordinated Notes require semi-annual interest payments on September 1 and March 1. The Senior Subordinated Notes, which are unsecured, are redeemable at our option, in whole or in part, any time after February 28, 2003 at set redemption prices. We are required to offer to purchase the Senior Subordinated Notes at a set redemption price should there be a change in control. The Senior Subordinated Notes contain covenants which restrict or limit our ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. We are in

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compliance with these covenants at November 30, 2002. The Senior Subordinated Notes are guaranteed by us and certain of our subsidiaries (see “Subsidiary Guarantors and Non-Guarantors” below).

Industrial Revenue Bonds

      Our industrial revenue bonds require monthly interest payments at variable interest rates based on the market for similar issues and are secured by letters of credit issued under the Facility described above.

Effective Interest Rates and Fair Value of Long-term Debt

      Our effective interest rate under our outstanding debt at November 30, 2002 was 8.53% and at November 30, 2001 was 8.07% (including the effect of the interest rate swaps). Our debt had an estimated fair value of $303.3 million at November 30, 2002, and $337.2 million at November 30, 2001. The estimated fair value of our debt, except for our Senior Subordinated Notes, was calculated based on using discounted cash flow analysis based on current rates offered for similar issues of other debt. For our Senior Subordinated Notes, we were provided the fair market value by the primary market maker of the Senior Subordinated Notes, who based the amount on the current market conditions at November 30, 2002 and 2001 as there is generally no significant trading activity in our Senior Subordinated Notes.

Subsidiary Guarantors and Non-Guarantors

      Both the Credit Agreement and the Senior Subordinated Notes were issued by our wholly-owned subsidiary, EPI, and are guaranteed on a full, unconditional, and joint and several basis by us and certain of our wholly-owned domestic subsidiaries (“Subsidiary Guarantors”). We have determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors, and such financial statements are not presented. EPI and the Subsidiary Guarantors are subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Senior Subordinated Notes. The following supplemental condensed combining financial statements present information regarding EPI, as the Issuer, the Subsidiary Guarantors and Non-Guarantor Subsidiaries.

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EAGLE-PICHER HOLDINGS, INC.

SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS

As of November 30, 2002

		Guarantors
				Non-Guarantors
		Eagle-Picher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$27,694	$1	$(4,895)	$7,902	$820	$31,522
Receivables and retained interest, net	2,535	—	31,472	19,097	—	53,104
Costs and estimated earnings in excess of billings	—	—	16,942	—	—	16,942
Intercompany accounts receivable	1,997	—	6,228	2,037	(10,262)	—
Inventories	3,957	—	39,394	13,283	(1,916)	54,718
Net assets of operations to be sold	643	—	—	—	—	643
Prepaid expenses	7,840	—	4,755	4,686	(1,614)	15,667
Deferred income taxes	10,798	—	—	—	—	10,798

	55,464	1	93,896	47,005	(12,972)	183,394
Property, Plant and Equipment, net	24,016	—	129,052	30,337	—	183,405
Investment in Subsidiaries	51,727	75,612	18,286	—	(145,625)	—
Goodwill, net	37,339	—	116,586	13,154	(3,139)	163,940
Prepaid Pension	43,837	—	10,959	—	—	54,796
Other Assets	13,746	(7,541)	21,744	11,070	(11,513)	27,506

	$226,129	$68,072	$390,523	$101,566	$(173,249)	$613,041

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$15,398	$—	$53,151	$15,686	$820	$85,055
Intercompany accounts payable	3,171	—	5,887	1,184	(10,242)	—
Long-term debt — current portion	18,625	—	—	—	—	18,625
Other accrued liabilities	46,313	—	25,128	5,862	—	77,303

	83,507	—	84,166	22,732	(9,422)	180,983
Long-term Debt, less current portion	355,100	—	—	11,491	(11,491)	355,100
Postretirement Benefits Other Than Pensions	17,635	—	—	—	—	17,635
Deferred Income Taxes	—	—	—	—	—	—
Other Long-term Liabilities	8,687	—	—	216	25	8,928

	464,929	—	84,166	34,439	(20,888)	562,646
Intercompany Accounts	(294,216)	—	280,532	23,930	(10,246)	—
Preferred Stock	—	137,973	—	—	—	137,973
Shareholders’ Equity (Deficit)	55,416	(69,901)	25,825	43,197	(142,115)	(87,578)

	$226,129	$68,072	$390,523	$101,566	$(173,249)	$613,041

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EAGLE-PICHER HOLDINGS, INC.

SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)

Year Ended November 30, 2002

		Guarantors
				Non-Guarantors
		Eagle-Picher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
Net Sales:
Customers	$50,879	$—	$553,983	$91,903	$—	$696,765
Intercompany	16,411	—	13,628	4	(30,043)	—

	67,290	—	567,611	91,907	(30,043)	696,765

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	36,167	—	465,907	74,459	(30,043)	546,490
Selling and administrative	24,128	5	30,449	7,351	—	61,933
Intercompany charges	(6,322)	—	6,322	—	—	—
Depreciation	4,570	—	37,930	4,067	—	46,567
Amortization of intangibles	4,600	—	12,619	258	—	17,477
Other	9,595	—	11,278	(1,921)	—	18,952

	72,738	5	564,505	84,214	(30,043)	691,419

Operating Income (Loss)	(5,448)	(5)	3,106	7,693	—	5,346
Other Income (Expense):
Interest (expense) income	12,680	—	(54,407)	(1,224)	1,809	(41,142)
Other income (expense), net	601	—	2,549	224	(1,809)	1,565
Equity in earnings (losses) of consolidated subsidiaries	(31,844)	(19,557)	2,228	—	49,173	—

Income (Loss) from Continuing Operations Before Taxes	(24,011)	(19,562)	(46,524)	6,693	49,173	(34,231)
Income Taxes	146	—	12	2,443	—	2,601

Net Income (Loss)	$(24,157)	$(19,562)	$(46,536)	$4,250	$49,173	$(36,832)

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EAGLE-PICHER HOLDINGS, INC.

SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS

For the Year Ended November 30, 2002

		Guarantors
				Non-Guarantors
		Eagle-Picher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,157)	$(19,562)	$(46,536)	$4,250	$49,173	$(36,832)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	31,844	19,557	(2,228)	—	(49,173)	—
Depreciation and amortization	12,301	—	50,549	4,325	—	67,175
Provisions for discontinued operations	—	—	—	—	—	—
Loss from Divestitures	3,325	—	3,172	—	—	6,497
Deferred income taxes	6,147	—	—	—	—	6,147
Changes in assets and liabilities, net of effect of non-cash items	33,873	5	58,068	(6,351)	(46,689)	38,906

	63,333	—	63,025	2,224	(46,689)	81,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of divisions	6,927	—	3,100	—	—	10,027
Capital expenditures	(980)	—	(13,566)	(2,710)	—	(17,256)
Proceeds from sale of property and equipment, and other, net	639	—	—	—	—	639

	6,586	—	(10,466)	(2,710)	—	(6,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(32,515)	—	—	(2,150)	—	(34,665)
Net borrowings (repayments) under revolving credit agreements	21,966	—	(56,702)	—	—	(34,736)
Acquisition of treasury stock	(159)	—	—	—	—	(159)
Other	—	—	—	—	—	—

	(10,708)	—	(56,702)	(2,150)	—	(69,560)

Effect of exchange rates on cash	—	—	—	1,159	—	1,159

Net increase (decrease) in cash and cash equivalents	59,211	—	(4,143)	(1,477)	(46,689)	6,902
Intercompany accounts	(48,662)	—	(1,223)	2,443	47,442	—
Cash and cash equivalents, beginning of period	17,145	1	471	6,936	67	24,620

Cash and cash equivalents, end of period	$27,694	$1	$(4,895)	$7,902	$820	$31,522

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EAGLE-PICHER HOLDINGS, INC.

SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS

As of November 30, 2001

		Guarantors
				Non-Guarantors
		Eagle-Picher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$17,145	$1	$471	$6,936	$67	$24,620
Receivables, net	(18,238)	—	103,168	15,122	—	100,052
Costs and estimated earnings in excess of billings	—	—	10,744	—	—	10,744
Intercompany accounts receivable	46,674	—	3,559	65	(50,298)	—
Inventories	4,129	—	51,983	12,882	(1,371)	67,623
Net assets of operations to be sold	3,610	—	—	5,954	(6,306)	3,258
Prepaid expenses	6,948	—	6,152	2,887	(865)	15,122
Deferred income taxes	24,287	—	—	—	—	24,287

	84,555	1	176,077	43,846	(58,773)	245,706
Property, Plant and Equipment, net	28,733	—	157,653	30,401	(32)	216,755
Investment in Subsidiaries	83,571	95,169	16,058	—	(194,798)	—
Goodwill, net	41,939	—	120,969	19,994	(3,140)	179,762
Prepaid Pension	44,355	—	10,321	—	—	54,676
Other Assets	33,227	(4,533)	3,468	10,719	(10,846)	32,035

	$316,380	$90,637	$484,546	$104,960	$(267,589)	$728,934

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$16,156	$—	$62,171	$7,970	$—	$86,297
Intercompany accounts payable	76	—	48	7,404	(7,528)	—
Long-term debt — current portion	25,569	—	14,250	9,430	(7,292)	41,957
Other accrued liabilities	42,059		29,386	4,602	1	76,048

	83,860	—	105,855	29,406	(14,819)	204,302
Long-term Debt, less current portion	401,169	—	42,452	—	(42,452)	401,169
Postretirement Benefits Other Than Pensions	17,873	—	—	—	—	17,873
Deferred Income Taxes	9,362	—	—	—	(3,085)	6,277
Other Long-term Liabilities	8,038	19	1,000	825	—	9,882

	520,302	19	149,307	30,231	(60,356)	639,503
Intercompany Accounts	(284,045)	—	262,878	35,782	(14,615)	—
Preferred Stock	—	123,086	—	—	—	123,086
Shareholders’ Equity (Deficit)	80,123	(32,468)	72,361	38,947	(192,618)	(33,655)

	$316,380	$90,637	$484,546	$104,960	$(267,589)	$728,934

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EAGLE-PICHER HOLDINGS, INC.

SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)

Year Ended November 30, 2001

		Guarantors
				Non-Guarantors
		Eagle-Picher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
Net Sales:
Customers	$47,892	$—	$571,914	$88,944	$—	$708,750
Intercompany	15,398	—	15,185	—	(30,583)	—

	63,290	—	587,099	88,944	(30,583)	$708,750

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	35,492	—	497,674	72,410	(30,583)	574,993
Selling and administrative	21,627	5	21,163	8,184		50,979
Intercompany charges	(6,329)	—	6,537	(208)		—
Depreciation	3,752	—	35,611	3,254		42,617
Amortization of intangibles	3,733	—	11,279	1,478		16,490
Other	12,122	—	7,375	(93)	(11)	19,393

	70,397	5	579,639	85,025	(30,594)	704,472

Operating Income (Loss)	(7,107)	(5)	7,460	3,919	11	4,278
Other Income (Expense):
Interest (expense) income	(11,227)	—	(36,006)	(586)	7,714	(40,105)
Other income (expense), net	1,069	—	8,689	1,869	(7,714)	3,913
Equity in earnings (losses) of consolidated subsidiaries	(15,145)	(53,966)	2,183	—	66,928	—

Income (Loss) from Continuing Operations Before Taxes	(32,410)	(53,971)	(17,674)	5,202	66,939	(31,914)
Income Taxes (Benefit)	(12,689)	—	(8)	2,681	—	(10,016)

Income (Loss) from Continuing Operations	(19,721)	(53,971)	(17,666)	2,521	66,939	(21,898)
Discontinued Operations	(32,073)	—	—	—	—	(32,073)

Net Income (Loss)	$(51,794)	$(53,971)	$(17,666)	$2,521	$66,939	$(53,971)

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EAGLE-PICHER HOLDINGS, INC.

SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS

For the Year Ended November 30, 2001

		Guarantors
				Non-Guarantors
		Eagle-Picher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(51,794)	$(53,971)	$(17,666)	$2,521	$66,939	$(53,971)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in (earnings) loss of consolidated subsidiaries	15,145	53,966	(2,183)	—	(66,928)	—
Depreciation and amortization	11,192	—	46,890	4,732	—	62,814
Provisions for discontinued operations	30,416	—	—	—	—	30,416
Loss from Divestitures	2,105	—	—	—	—	2,105
Deferred income taxes	(9,344)	—	—	—	—	(9,344)
Changes in assets and liabilities, net of effect of non-cash items	12,850	5	(3,737)	(1,797)	28,129	35,450

	10,570	—	23,304	5,456	28,140	67,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of divisions	—	—	—	—	—	—
Capital expenditures	(7,208)	—	(16,469)	(12,867)	—	(36,544)
Proceeds from sale of property and equipment, and other, net	26	—	3,753	(4,026)	—	(247)

	(7,182)	—	(12,716)	(16,893)	—	(36,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(20,795)	—	—	—	—	(20,795)
Net borrowings (repayments) under revolving						—
credit agreements	36,340	—	(28,500)	(1,611)	—	6,229
Acquisition of treasury stock	(2,162)		—	—	—	(2,162)
Other	2,593	—		(3,465)	—	(872)

	15,976	—	(28,500)	(5,076)	—	(17,600)

Net cash provided by discontinued operations	4,322	—	—	—	—	4,322

Effect of exchange rates on cash	—	—	—	(248)	—	(248)

Net increase (decrease) in cash and cash equivalents	23,686	—	(17,912)	(16,761)	28,140	17,153
Intercompany accounts	(9,343)	—	17,844	20,889	(29,390)	—
Cash and cash equivalents, beginning of period	2,802	1	539	2,808	1,317	7,467

Cash and cash equivalents, end of period	$17,145	$1	$471	$6,936	$67	$24,620

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EAGLE-PICHER HOLDINGS,INC.

SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)

Year Ended November 30, 2000

		Guarantors
				Non-Guarantors
		Eagle-Picher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
Net Sales:
Customers	$74,650	$—	$593,408	$102,408	$—	$770,466
Intercompany	16,470	—	12,856	9,997	(39,323)	—

	91,120	—	606,264	112,405	(39,323)	770,466

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	55,066	—	497,162	96,168	(39,238)	609,158
Selling and administrative	25,454	9	24,144	9,874	(298)	59,183
Intercompany charges	(11,370)	—	11,370	(298)	298	—
Depreciation	4,155	—	32,998	4,160	—	41,313
Amortization of intangibles	4,073	—	10,642	1,398	—	16,113
Other	663	—	(4,057)	(14,238)	43	(17,589)

	78,041	9	572,259	97,064	(39,195)	708,178

Operating Income (Loss)	13,079	(9)	34,005	15,341	(128)	62,288
Other Income (Expense):
Interest (expense) income	(16,311)	—	(31,969)	(4,027)	8,318	(43,989)
Other income (expense), net	1,247	—	7,790	(623)	(8,318)	96
Equity in earnings (losses) of consolidated subsidiaries	13,538	5,619	1,920	—	(21,077)	—

Income (Loss) from Continuing Operations Before Taxes	11,553	5,610	11,746	10,691	(21,205)	18,395
Income Taxes	2,082	—	6,099	880	—	9,061

Income (Loss) from Continuing Operations	9,471	5,610	5,647	9,811	(21,205)	9,334
Discontinued Operations	(3,724)	—	—	—	—	(3,724)

Net Income (Loss)	$5,747	$5,610	$5,647	$9,811	$(21,205)	$5,610

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EAGLE-PICHER HOLDINGS, INC.

SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS

For the Year Ended November 30, 2000

		Guarantors
				Non-Guarantors
		Eagle-Picher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,747	$5,610	$5,647	$9,811	$(21,205)	$5,610
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	(13,538)	(5,619)	(1,920)	—	21,077	—
Depreciation and amortization	11,474	—	43,640	5,558	—	60,672
Provisions for discontinued operations	—	—	—	—	—	—
Loss (Gain) from Divestitures	14,965	—	(3,870)	(14,244)	—	(3,149)
Deferred income taxes	4,897	—	—	—	—	4,897
Changes in assets and liabilities, net of effect of non-cash items	(26,940)	9	11,230	(17,558)	10,793	(22,466)

	(3,395)	—	54,727	(16,433)	10,665	45,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of divisions	47,002	—	10,430	27,616	—	85,048
Cash paid for acquisitions	—	—	(12,306)	—	—	(12,306)
Capital expenditures	(6,183)	—	(30,320)	(4,864)	—	(41,367)
Proceeds from sale of property and equipment, and other, net	6,871	—	876	(2,871)	(412)	4,464

	47,690	—	(31,320)	19,881	(412)	35,839

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(24,374)	—	—	—	—	(24,374)
Net borrowings (repayments) under revolving credit agreements	(30,340)	—	(21,000)	(10,434)	—	(61,774)
Acquisition of treasury stock	(2,371)		—	—	—	(2,371)
Other	1,454	—	—	—	—	1,454

	(55,631)	—	(21,000)	(10,434)	—	(87,065)

Net cash provided (used in) by discontinued operations	4,563	—	—	—	—	4,563

Effect of exchange rates on cash	—	—	—	(1,505)	—	(1,505)

Net increase (decrease) in cash and cash equivalents	(6,773)	—	2,407	(8,491)	10,253	(2,604)
Intercompany accounts	5,511	—	(2,738)	6,211	(8,984)	—
Cash and cash equivalents, beginning of period	4,064	1	870	5,088	48	10,071

Cash and cash equivalents, end of period	$2,802	$1	$539	$2,808	$1,317	$7,467

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.	11.75% Cumulative Redeemable Exchangeable Preferred Stock

      We have 14,191 shares of 11.75% Cumulative Redeemable Exchangeable Preferred Stock outstanding. The Preferred Stock had an initial liquidation preference at February 24, 1998 of $5,637.70 per share which accretes during the first five years after issuance at 11.75% per annum, compounded semiannually, ultimately reaching $10,000 per share on March 1, 2003. No dividends will accrue prior to March 1, 2003, but will be cumulative at 11.75% per annum thereafter. Beginning March 1, 2003, the holders of the Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, cash dividends at a rate per annum equal to 11.75%. Such dividends shall be payable in arrears in equal amounts semiannually. Future accretion and dividends on the Preferred Stock are as follows (in thousands of dollars):

Fiscal
Year	Accretion	Dividends

2003	$3,937	$12,737
2004	—	16,674
2005	—	16,674
2006	—	16,674
2007	—	16,674
2008	—	4,167

	$3,937	$83,600

      The Preferred Stock is mandatorily redeemable by us on March 1, 2008 or earlier under certain circumstances, but may be redeemed at our option, in whole or in part, at any time after February 28, 2003, at set redemption prices. On February 28, 2003, we may also exchange all of the Preferred Stock for 11.75% Exchange Debentures, which would have terms similar to a debt instrument. This debt instrument would bear interest at 11.75% on the full redemption value in 2008 of approximately $141.9 million with interest payable semiannually and the principle due in 2008. We are required to offer to purchase the Preferred Stock should there be a change in control. Holders of the Preferred Stock have no voting rights except in certain circumstances. The terms of the Preferred Stock contain covenants similar to the covenants in the Senior Subordinated Notes. We are in compliance with these covenants as of November 30, 2002. The Preferred Stock had an estimated fair value of $28.4 million at November 30, 2002 and $21.3 million at November 30, 2001. These estimated fair market values were determined by the primary market maker of the Preferred Stock based on the then current market conditions at those dates as there is generally no significant trading activity in the Preferred Stock.

J.	Shareholders’ Equity (Deficit)

Common Stock

      On August 31, 2001, we adopted an amendment to our Amended and Restated Certificate of Incorporation to change our capital structure. Effective with this amendment, the total number of shares of common stock which we are authorized to issue is 1,000,000 shares, par value $0.01 per share. The holders of the Common Stock shares are entitled to one vote per share on all matters which may be submitted to the holders of the Common Stock. At the effective time of this amendment, each share of Class A Common Stock and each share of the Class B Common Stock outstanding immediately prior to the effective time was reclassified as one share of Common Stock.

Accumulated Other Comprehensive Income (Loss)

      Accumulated Other Comprehensive Loss at November 30, 2002 consisted of a net foreign currency translation loss of $1.4 million, which is net of taxes of $754,000, and a net loss on hedging derivatives of

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.0 million, which is net of taxes of $1.6 million. At November 30, 2001 Accumulated Other Comprehensive Loss consisted of a net foreign currency translation loss of $2.5 million, which is net of taxes of $1.3 million, and a net loss on hedging derivatives of $3.2 million, which is net of taxes of $1.7 million.

K.	Income Taxes

      The following is a summary of the sources of income (loss) from continuing operations before income taxes (benefit) for the years ended November 30 (in thousands of dollars):

	2002	2001	2000

United States	$(40,812)	$(39,337)	$11,067
Foreign	6,581	7,423	7,328

	$(34,231)	$(31,914)	$18,395

      The following is a summary of the components of income taxes (benefit) from continuing operations for the years ended November 30 (in thousands of dollars):

	2002	2001	2000

Current:
Federal	$(5,956)	$(5,066)	$1,445
Foreign	2,455	2,700	900
State and local	(45)	(700)	60

	(3,546)	(3,066)	2,405

Deferred:
Federal	6,147	(6,950)	6,916
Other	—	—	(260)

	6,147	(6,950)	6,656

	$2,601	$(10,016)	$9,061

      The following is a summary of the primary differences between the income tax expense (benefit) from continuing operations and the income tax expense computed using the statutory Federal income tax rate for the years ended November 30 (in thousands of dollars):

	2002	2001	2000

Income tax expense (benefit) at Federal statutory rate	$(11,981)	$(11,170)	$6,438
Foreign taxes rate differential	152	—	(2,500)
State and local taxes, net of the Federal benefit	(29)	(100)	—
Non-deductible amortization relating to goodwill	992	700	5,400
Valuation allowance	14,951	—	—
Other	(1,484)	554	(277)

	$2,601	$(10,016)	$9,061

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of deferred tax balances as of November 30 are as follows (in thousands of dollars):

	2002	2001

Current deferred tax assets attributable to:
Accrued liabilities	$15,619	$15,442
Reserve for discontinued operations and restructuring	500	14,210
Other	929	1,135

Current deferred tax asset	17,048	30,787
Valuation allowance	(6,250)	(6,500)

Current deferred tax asset, net of valuation allowance	10,798	24,287

Non-current deferred tax assets (liabilities) attributable to:
Property, plant and equipment	(7,321)	(10,857)
Prepaid pension	(19,177)	(19,137)
Net operating loss carryforwards	33,501	6,564
Alternative minimum tax credit carryforwards	—	5,963
Amortization of intangibles	5,177	5,879
Other	3,021	5,311

Non-current deferred tax asset (liability)	15,201	(6,277)
Valuation Allowance	(15,201)	—

Non-current deferred tax asset (liability), net of valuation allowance	—	(6,277)

Net deferred tax asset	$10,798	$18,010

      As of November 30, 2002 we had net operating loss carryforwards of $88.0 million in the United States and $9.0 million in the United Kingdom available to offset future taxable income. The United States net operating loss carryforwards will begin to expire in 2021, however, the United Kingdom net operating loss carryforwards have no expiration date.

      SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of November 30, 2002 and 2001, we recorded a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. In estimating levels of future taxable income, we have considered historical results of operations in recent years and the implementation of prudent and feasible tax planning strategies to generate future taxable income. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, then an increase in the valuation reserve will be required, with a corresponding charge against income. On the other hand, if future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation reserve could be reduced, with a corresponding credit to income.

L.	Pension and Other Postretirement Benefit Plans, and Compensation Plans

Pension and Other Postretirement Benefit Plans

      Substantially all of our employees are covered by various pension or profit sharing retirement plans. Our funding policy for defined benefit plans is to fund amounts on an actuarial basis to provide for current and future benefits in accordance with the funding guidelines of ERISA.

      Plan benefits for salaried employees are based primarily on employees’ highest five consecutive years’ earnings during the last ten years of employment. Plan benefits for hourly employees are typically based on a

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dollar unit multiplied by the number of service years. In December 2002, our board of directors authorized us to change from a “final average pay plan,” as described above, to a cash-balance pension plan effective January 1, 2004. All benefits earned through December 31, 2003, will be unchanged. This will apply to all salaried and certain hourly employees.

      In addition to providing pension retirement benefits, we make health care and life insurance benefits available to certain retired employees on a limited basis. Generally, the medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverages. Eligible employees may elect to be covered by these health and life insurance benefits if they reach early or normal retirement age while employed by us. In most cases, a retiree contribution for health care coverage is required. We fund these benefit costs primarily on a pay-as-you-go basis.

      Net periodic pension and postretirement benefit costs are based on valuations performed by our actuary as of the beginning of each fiscal year. The components of the costs are as follows (in thousands of dollars):

	Pension Benefits			Postretirement Benefits

	2002	2001	2000	2002	2001	2000

Service cost — benefits earned during the period	$3,933	$4,790	$5,006	$463	$546	$519
Interest cost on projected benefit obligations	15,652	15,314	15,662	1,187	1,271	1,191
Expected return on plan assets	(23,705)	(23,600)	(24,091)	—	—	—
Net amortization and deferral	327	210	107	—	—	—

Net periodic cost (income)	(3,793)	(3,286)	(3,316)	$1,650	$1,817	$1,710

Special termination benefits	3,674	—	—
Other retirement plans	1,082	1,131	1,228

Total cost of (income from) providing retirement benefits	$963	$(2,155)	$(2,088)

      During 2002, we recognized special termination benefits as a result of determining that a portion of assets in our over-funded pension plan at November 30, 2001 could be made available to pay severance costs. Accordingly, we have amended our pension plan and have provided new or amended severance plans to allow for such payments. Approximately $3.7 million has been or is expected to be paid out of the pension plan, and was recorded as special termination benefits in 2002. Of this amount, $400,000 in 2001 and $2.7 million in 2002 is included in Restructuring expense in our statements of income (loss). In 2000, we recognized curtailment gains of $3.2 million in our pension plan and $569,000 in our postretirement plan due to the reduction in active or eligible participants in the plans primarily from the divestiture of certain divisions.

      Our board of directors froze our Supplemental Executive Retirement Plan (the “SERP”), effective January 1, 2003. The SERP has been replaced with a “Pension Restoration Plan” which will allow certain employees whose compensation is greater than $200,000 to receive pension benefits, which are currently limited primarily by governmental regulations. In addition, certain key executives will be provided an additional 5% of compensation per year in lieu of the prior SERP benefits. These will be unfunded and unsecured obligations.

      The pension plans’ assets consist primarily of listed equity securities and publicly traded notes and bonds.

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables set forth the plans’ changes in benefit obligation, plan assets and funded status on the measurement dates, November 30, 2002 and 2001, and amounts recognized in our consolidated balance sheets as of those dates (in thousands of dollars).

	Pension Benefits		Postretirement Benefits

	2002	2001	2002	2001

Changes in Benefit Obligations:
Benefit Obligation, beginning of year	$219,816	$222,353	$16,509	$17,549
Service cost	3,933	4,790	463	546
Interest cost	15,652	15,314	1,187	1,271
Amendments	2,305	644	—	—
Actuarial (gain)/loss	3,397	(10,166)	2,367	(1,424)
Divestitures and other	—	109	—	—
Plan participant’s contributions	—	—	776	699
Special termination benefits	3,674	—	—	—
Benefits paid	(16,763)	(13,228)	(2,664)	(2,132)

Benefit Obligation, end of year	232,014	219,816	18,638	16,509

Change in Plan Assets:
Fair Value of Plan Assets, beginning of year	264,104	267,410	—	—
Actual return (loss) on plan assets	(14,440)	9,922	—	—
Employer contributions	—	—	1,888	1,433
Plan participants’ contributions	—	—	776	699
Benefits paid	(16,763)	(13,228)	(2,664)	(2,132)

Fair Value of Plan Assets, end of year	232,901	264,104	—	—

Funded Status	887	44,288	(18,638)	(16,509)
Unrecognized Actuarial (Gain)/Loss	49,205	8,052	1,003	(1,364)
Unrecognized Prior Service Cost	4,704	2,336	—	—

Net Prepaid Benefit Cost (Accrued Benefit Liability) Recognized	$54,796	$54,676	$(17,635)	$(17,873)

      Weighted average assumptions as of November 30 are:

	Pension		Postretirement
	Benefits		Benefits

	2002	2001	2002	2001

Discount rate	6.95%	7.25%	6.95%	7.25%
Expected rate of return on plan assets	9.25%	9.25%	N/A	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A

      During 2002, we recognized $2.3 million in amendments to our projected benefit obligation related to changes in benefit obligations for our hourly employees. These employees’ benefits are periodically increased as a result of negotiations with our unions.

      The effect of a 0.25% change in our discount rate would be to decrease or increase our annual pension cost by $800,000 and the annual post retirement welfare cost by $100,000. Additionally, a 0.25% change in our expected return on plan assets, would change our pension cost by approximately $600,000.

      Postretirement benefit costs were estimated assuming retiree health care costs would initially increase at a 12% annual rate. The rate was assumed to decrease 1% per year until it reaches 5% and then remain at that

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

level thereafter. If this annual trend rate would increase by 1%, the accumulated postretirement obligation as of November 30, 2002 would increase by $1.9 million with a corresponding increase of $201,000 in the postretirement benefit expense in 2002. A 1% decrease in this annual trend rate would decrease the accumulated postretirement benefit obligation by $1.5 million and the postretirement benefit expense by $164,000 in 2002.

Compensation Plans

      We also offer 401(k) savings plans to our employees in the United States. Participants may contribute a portion of their earnings, of which 50% of their contribution, up to 6% of their earnings, is matched by us. Our matching cost for these plans was $1.6 million in 2002, and $2.1 million in 2001 and 2000. Our board of directors adopted a “401(k) Restoration Plan,” effective January 1, 2003, for all employees whose base compensation is greater than $200,000. This will allow all employees to maximize our matching policy without being limited by governmental regulations related to maximum employee contributions into a 401(k) plan. This will be an unfunded and unsecured obligation.

      We have a Share Appreciation Plan (“SAP Plan”) to reward certain executives and managers whose individual performance and effort will have a direct impact on achieving our profit and growth objectives. Shares of stock are not actually awarded, however participants are awarded units on which appreciation is calculated based upon a formula of the prior year’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) minus net debt and preferred stock. The units vested over five years and are payable any time during the sixth through tenth year following the date of award. We recognized income of $1.0 million related to this plan in the fourth quarter of 2001 because the calculated value of the units at November 30, 2001 was below the base price; the units had no value at the end of November 30, 2002 as well. Expense related to the SAP Plan in 2000 was $635,000. It is our intent to no longer grant units under the SAP Plan.

      In June 2002, we adopted a “Long-Term Bonus Program”, effective December 1, 2001. This plan provides for the grant of units to certain members of management. Individuals are rewarded based on the growth of a unit’s value over time. The unit value is determined based on our annual EBITDA less net debt and preferred stock, as defined and as adjusted for certain items approved by the Board of Directors. The initial grant of approximately 500,000 units was completed retroactive to December 1, 2001. The units vest ratably over three years and can be redeemed by the individuals after the vesting period and up to five years, which is when the units expire. No award payments can be made until the earlier of a) September 2004, or b) Dakruiter S.A., a company controlled by Granaria Holdings B.V., our controlling common shareholder, selling all shares of our preferred stock owned by it. Additionally, the potential annual payment of any vested units is limited to certain conditions to prevent any undue financial stress. During 2002, we expensed $1.2 million in Selling and Administrative expense in the statements of income (loss) for the cost associated with this plan.

M.     Commitments and Contingencies

Environmental Matters

      We are subject to extensive and evolving Federal, state and local environmental laws and regulations. Compliance with such laws and regulations can be costly. Governmental authorities may enforce these laws and regulations with a variety of enforcement measures, including monetary penalties and remediation requirements. We have policies and procedures in place to ensure that our operations are conducted in compliance with such laws and regulations and with a commitment to the protection of the environment.

      We are involved in various stages of investigation and remediation related to environmental remediation projects at a number of sites as a result of past and present operations, including currently-owned and formerly-owned plants. Also, we have received notice that we may have liability under the Comprehensive

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Response, Compensation and Liability Act of 1980 as a potentially responsible party at a number of sites (“Superfund Sites”).

      The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on our experience with environmental remediation matters, we have accrued reserves for our best estimate of remediation costs, and we do not believe that remediation activities will have a material adverse impact on our financial condition, results of operations or cash flows. In addition, in the course of our bankruptcy described below under Legal Matters, we obtained an agreement with the U.S. Environmental Protection Agency and the states of Arizona, Michigan and Oklahoma whereby we are limited in our responsibility for environmental sites not owned by us that allegedly arise from pre-bankruptcy activities. We retain all of our defenses, legal or factual, at such sites. However, if we are found liable at any of these sites we may be required to pay as if such claims had been resolved in our bankruptcy and therefore our liability is paid at approximately 37%.

      We had total expenditures for environmental compliance and remediation of $10.0 million in 2002, $9.1 million in 2001, and $11.3 million in 2000. We estimate that we will spend $12.8 million during 2003. As of November 30, 2002, we had $17.7 million accrued for sold divisions or businesses related to legal and environmental matters, and believe such reserves to be adequate under the current circumstances. In addition, we have $2.4 million recorded in other accrued liabilities related to environmental liabilities for our on-going businesses.

Legal Matters

      As a result of sales prior to 1971 of asbestos-containing insulation materials, Eagle-Picher Industries, Inc. became the target of numerous lawsuits seeking damages for illness resulting from exposure to asbestos. By the end of 1990, we had paid hundreds of millions of dollars to asbestos litigation plaintiffs and their lawyers. In January 1991, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code as a direct consequence of cash shortfalls attributable to pending asbestos litigation liabilities. On November 29, 1996, we emerged from bankruptcy as a reorganized company. The bankruptcy court issued permanent injunction which precludes holders of present and future asbestos-related or lead-related personal injury claims from pursuing their claims against us. Consequently, we have no further liability in connection with such asbestos-related or lead-related personal injury claims. Instead, those claims will be channeled to the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust (the “PI Trust”) which is an independently administered qualified settlement trust established to resolve and satisfy those claims. Under the terms of our bankruptcy reorganization, all of the outstanding common stock of the former Eagle-Picher Industries, Inc. was cancelled and newly issued common stock of the reorganized entity was contributed to the PI Trust, together with certain notes and cash. On February 24, 1998, we acquired the reorganized entity from the PI Trust for $702.5 million. A final distribution of approximately $10.9 million was made by us to the PI Trust and all other eligible unsecured claimants in June 2001.

      On January 25, 1996, Richard Darrell Peoples, a former employee, filed a lawsuit in the United States District Court for the Western District of Missouri claiming that we violated the federal False Claims Act based on alleged irregularities in testing procedures in connection with certain U.S. Government contracts. Mr. Peoples filed this lawsuit under a procedure which gives a private individual the right to file a lawsuit for a violation of a Federal statute and be awarded up to 30% of any recovery. The government has the right to intervene and take control of such a lawsuit. Following an extensive investigation, the U.S. Government declined the opportunity to intervene or take control of this suit. The allegations in the lawsuit are similar to allegations made by Mr. Peoples, and investigated by our outside counsel, prior to the filing of the lawsuit. Our outside counsel’s investigation found no evidence to support any of Mr. Peoples’ allegations, except for some inconsequential expense account matters. The case is in a discovery phase. Recently the court disqualified

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mr. Peoples’ lawyer from the case after he read some of our attorney-client privileged documents that Mr. Peoples took from our lawyers’ offices without authorization. We intend to contest this suit vigorously and do not believe that the resolution of this lawsuit will have a material adverse effect on our financial condition, results of operations or cash flows.

      On May 8, 1997, Caradon Doors and Windows, Inc. (“Caradon”), filed a suit against us in the United States District Court for the Northern District of Georgia alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in the amount of approximately $20.0 million. This suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement. In June 1997, we filed a motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, seeking an order that Caradon’s claims had been discharged by our bankruptcy and enjoining Caradon from pursuing its lawsuit. On December 24, 1997, the Bankruptcy Court held that Caradon’s claims had been discharged and enjoined Caradon from pursuing its lawsuit. Caradon appealed the Bankruptcy Court’s decision to the United States District Court for the Southern District of Ohio, and on February 3, 1999, the District Court reversed on the grounds that the Bankruptcy Court had not done the proper factual analysis and remanded the matter back to the Bankruptcy Court. The Bankruptcy Court held a hearing on this matter on September 24 and 25, 2001, and on May 9, 2002 again held that Caradon’s claims had been discharged and enjoined Caradon from pursuing the Caradon Suit. Caradon has again appealed this decision to the District Court. We intend to contest this suit vigorously and do not believe that the resolution of this suit will have a material adverse effect on our financial condition, results of operations or cash flows.

      As previously reported, last year our former President and Chief Executive Officer, Andries Ruijssenaars, filed a lawsuit against us, certain of our directors, and ABN AMRO Bank in the U.S. District Court for the Southern District of Ohio, Western Division. Mr. Ruijssenaars claimed that we were obligated to purchase his shares of our common stock for approximately $4.7 million rather than $2.8 million as we claimed. Mr. Ruijssenaars’ lawsuit also challenged a 2001 amendment to our Supplemental Executive Retirement Plan which changed the determination of benefits under the SERP, and claimed that we were obligated to purchase an annuity for his additional SERP benefit accrued after 2000 and reimburse him for the tax consequences. In the fourth quarter of 2002 we finalized a settlement of the lawsuit, agreeing to pay Mr. Ruijssenaars $3.8 million in December 2002 for his stock and recognize his SERP benefits under the pre-2001 amendment, but not to purchase an annuity or reimburse any taxes. We allocated $2.8 million of the $3.8 million settlement for the stock to our Treasury shares in the accompanying balance sheets and the remaining amount, representing the difference between the formula price and the settlement amount of the stock, was recorded as compensation expense. In addition, we recognized approximately $1.0 million in expense which represents the actuarially determined net present value of his SERP benefits. Granaria Holdings B.V., our controlling common shareholder, and ABN AMRO Bank, N.V., the agent under our senior credit facility and the indirect holder of approximately 37.5% of our common stock, each guaranteed 50% of Mr. Ruijssenaars unfunded SERP payments.

      On December 1, 1999, our Technologies Segment acquired the depleted zinc distribution business (the “DZ Business”) of Isonics Corporation (“Isonics”) for approximately $8.2 million, payable $6.7 million at closing and $1.5 million in three installments of $500,000 each payable on the first three anniversaries of the closing. In connection with the purchase of the DZ Business, we agreed to sell 200 kg of isotopically purified silicon-28 to Isonics. Due to various factors, we did not deliver any silicon-28 to Isonics. Isonics asserted a claim against us for $75.0 million in arbitration for the failure to deliver silicon-28. On July 24, 2002, we paid $2.5 million to Isonics to settle all claims among us and Isonics including the remaining installment payments totaling $1.5 million for the DZ business, and the parties signed mutual general releases.

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On October 30, 2001, GMAC Business Credit, LLC (GMAC) and Eagle Trim, Inc. filed a lawsuit in the United States District Court for the Eastern District of Michigan, Southern Division, against us arising out of the sale of our former automotive interior trim division to Eagle Trim. In connection with that sale, we guaranteed to GMAC, which funded the acquisition, that approximately $3.9 million of receivables relating to tooling purchased by us on behalf of customers would be paid by November 2001. Eagle Trim ceased operations during 2001. At that time, Eagle Trim and GMAC alleged that approximately $2.7 million of the tooling receivables had not been collected and did not exist at the time of the sale. On September 30, 2002, we settled this matter by agreeing to pay $5.4 million, which is included in Accrued Divestitures in our balance sheets, to GMAC, payable $1.7 million by December 5, 2002, $1.5 million payable in monthly installments from January 2003 through June 2003, and $2.2 million, payable in monthly installments from July 2003 through October 2005, plus interest at 4.5% per annum.

      In addition, we are involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal course of our business. In our opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect our financial position, results of operations or cash flows.

Operating Leases

      Future minimum rental commitments over the next five years as of November 30, 2002, under noncancellable operating leases, which expire at various dates, are as follows: $5.5 million in 2003, $5.0 million in 2004, $3.3 million in 2005, $2.6 million in 2006, $2.4 million in 2007, and $2.8 million thereafter. Rent expense was $6.4 million in 2002, $5.7 million in 2001, and $4.8 million in 2000.

Guarantee

      We are the guarantor on the lease of a building that was owned by one of our former subsidiaries. We believe the likelihood of being liable for the lease is remote. The original term of the lease expires in 2005; however, there are two five-year renewal terms that we have also guaranteed. The rent for the two five-year renewals is based upon the Consumer Price Index, at the time of renewal, should the buyer of the former subsidiary not exercise its purchase option on the building. The amount of the guarantee is $4.0 million at November 30, 2002; however, this amount excludes any guarantee on the two five-year renewals as those amounts can not be determined as of November 30, 2002.

N.     Related Party Transactions

      We have an advisory and consulting agreement with Granaria Holdings B.V., our controlling common shareholder, pursuant to which we pay Granaria Holdings B.V. an annual management fee of $1.8 million, plus out-of-pocket expenses. The agreement terminates on February 24, 2008. Fees and expenses relating to these services amounted to $2.2 million in 2002, and $2.1 million in 2001 and 2000. At November 30, 2002, $556,000 was accrued in Other Accrued Liabilities in the accompanying balance sheet relating to these fees and expenses. At November 30, 2001, $600,000 was accrued in Other Accrued Liabilities in the accompanying balance sheet relating to these fees and expenses.

      During 2002, we paid $800,000 which is included in Other Assets in our balance sheets to a start-up high-technology manufacturing company for the exclusive right to manufacture the start-up companies’ battery technology. This asset will be amortized into Cost of Products Sold over the term of the supply arrangement. In addition, an entity affiliated with Granaria Holdings, B.V., our controlling common shareholder, invested $2.0 million for a 14.8% interest, and Thomas R. Pilholski, our Senior Vice President and Chief Financial Officer invested $200,000 for a 1.5% interest. In addition, John H. Weber, our President and Chief Executive Officer, invested $20,000, and David G. Krall, our Senior Vice President and General Counsel, invested $5,000. Both Mr. Weber and Mr. Krall received less than 1% interest for their investments. In addition, Noel

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Longuemare, a director of our wholly-owned subsidiary, Eagle Picher Technologies, LLC, holds a 5% interest in this start-up company.

O.     Business Segment Information

      Our Automotive Segment provides mechanical and structural parts and raw materials for passenger cars, trucks, vans and sport utility vehicles for original equipment manufacturers and replacement markets. Resources are concentrated in serving the North American, European and Pacific Rim markets. Our Hillsdale operation is a precision machined components business, and our Wolverine operation is a rubber coated metal products business.

      Our Technologies Segment is a diverse group of businesses with a broad spectrum of technologies and capabilities. It is a major supplier of batteries and power systems components for aerospace, defense and telecommunications applications. In addition, it produces high-purity specialty material compounds and rare metals, industrial chemicals, bulk pharmaceuticals and super-clean containers, which meet strict EPA protocols, for environmental sampling. This segment serves the commercial aerospace, nuclear, telecommunication electronics and other industrial markets globally. Some of these products are also used in defense applications. An $8.7 million restructuring charge was recorded in the fourth quarter of 2001, and a $5.5 million restructuring charge was recorded in the second quarter of 2002. See Note E for a discussion of the restructuring charges.

      Our Filtration and Minerals Segment mines and refines diatomaceous earth products, which are used globally in high purity filtration applications, primarily by the food and beverage industry. These products are also used as industrial absorbents.

      Sales between segments were not material.

      Our foreign operations are located primarily in Europe and in Mexico. Our subsidiary guarantor and non-guarantor disclosure included in Note H discloses our net sales and long-lived asset amounts by geographic region. In that note, the columns marked as Issuer, Eagle-Picher Holdings, Inc., and Subsidiary Guarantors represent all United States operations, and the column marked Non-Guarantor Foreign Subsidiaries represent our foreign operations. Net sales and long-lived assets included in Note H are based on where the sale originates, and where the long-lived assets reside. Included in the United States net sales amounts are export sales to non-affiliated customers of $78.6 million in 2002, $76.7 million in 2001, and $75.3 million in 2000. Intercompany transactions with foreign operations are made at established transfer prices.

      The following data represents financial information about our reportable business segments. During 2002, we elected to modify our internal methodology of allocating certain expenses from the corporate segment to the operating segments. In the following tables, the financial information for 2001 and 2000 has been restated to conform to the new 2002 presentation (in thousands of dollars).

	2002	2001	2000

Net Sales
Hillsdale	$356,614	$353,146	$374,087
Wolverine	79,367	74,100	82,300

Automotive	435,981	427,246	456,387

Power Group	104,620	100,788	90,600
Precision Products — divested July 17, 2002	3,435	10,214	13,400
Specialty Materials	57,400	75,584	78,100
Chemsyn	13,200	13,714	9,300

Technologies	178,655	200,300	191,400

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

Filtration and Minerals	82,129	82,004	80,579

Divested Divisions	—	—	42,800

Corporate/ Intersegment	—	(800)	(700)

	$696,765	$708,750	$770,466

Operating Income (Loss)
Automotive	$9,970	$8,636	$28,146
Technologies	(1,887)	1,539	15,073
Filtration and Minerals	8,078	4,730	4,837
Divested Divisions	(6,497)	(2,105)	976
Corporate/ Intersegment	(4,318)	(8,522)	13,256

	$5,346	$4,278	$62,288

Depreciation and Amortization
Automotive	$43,917	$38,795	$34,694
Technologies	14,346	14,612	14,389
Filtration and Minerals	5,276	5,482	5,712
Divested Divisions	—	—	2,418
Corporate/ Intersegment	505	218	213

	$64,044	$59,107	$57,426

Capital Expenditures
Automotive	$12,199	$28,000	$34,200
Technologies	1,889	5,500	3,300
Filtration and Minerals	1,969	2,600	2,100
Divested Divisions	—	—	1,400
Corporate/ Intersegment	1,199	444	367

	$17,256	$36,544	$41,367

	2002	2001

Identifiable Assets
Automotive	$288,267	$334,400
Technologies	169,909	209,023
Filtration and Minerals	48,721	52,000
Divested Divisions	—	—
Corporate/ Intersegment/ Discontinued Operations	106,144	133,511

	$613,041	$728,934

P.     Quarterly Financial Information (Unaudited)

      The following table summarizes the unaudited consolidated quarterly financial results of operations for 2002 and 2001, which we believe include all necessary adjustments for a fair presentation of our interim results.

      During the fourth quarter of 2002, we restated the 2001 and 2000 financial statements to reflect the appropriate adoption of EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” as discussed in

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Q. As a result, Net Sales and Cost of Products Sold in prior years comparative financial statements have been restated and increased from the amounts previously reported. Net Sales and Cost of Products Sold were increased by $3.9 million in the first quarter of 2002, $4.1 million in the second quarter of 2002, and $3.9 million in the third quarter of 2002; $4.2 million in the first quarter of 2001, $3.6 million in the second quarter of 2001, $5.3 million in the third quarter of 2001, and $3.2 million in the fourth quarter of 2001. These restatements had no impact on operating income, net income, or cash flow. The following table is in thousands of dollars, except per share amounts.

	2002 Quarters

	Q1	Q2	Q3	Q4

Net sales	$163,229	$185,399	$172,988	$175,149
Cost of products sold	129,772	144,152	135,468	137,098
Operating income (loss)	4,856	(10,499)	6,399	4,590
Loss from continuing operations	(6,207)	(21,968)	(3,571)	(5,086)
Net loss	(6,207)	(21,968)	(3,571)	(5,086)
Diluted loss per share from continuing operations	(10.04)	(26.63)	(7.57)	(9.36)
Diluted net loss per share	(10.04)	(26.63)	(7.57)	(9.36)

	2001 Quarters

	Q1	Q2	Q3	Q4

Net sales	$168,244	$187,714	$174,793	$177,999
Cost of products sold	134,343	151,086	144,946	144,618
Operating income (loss)	8,639	5,162	692	(10,215)
Loss from continuing operations	(498)	(3,337)	(5,103)	(12,960)
Net loss	(17,430)	(6,262)	(10,603)	(19,676)
Diluted loss per share from continuing operations	(3.67)	(6.77)	(8.58)	(16.78)
Diluted net loss per share	(20.80)	(9.74)	(14.18)	(23.75)

      During the second quarter of 2002 our operating income (loss) was significantly impacted as a result of recording $5.5 million in restructuring charges related to exiting our Gallium business within our Technologies Segment, approximately $5.9 million of losses related to divestitures for divisions sold in prior years, a $3.1 million charge in our Technologies Segment primarily related to inventories damaged in a fire, and $4.8 million of legal and settlement charges, included in Selling and Administrative expenses as described under Legal Matters in Note M.

      During the fourth quarter of 2002, our domestic operations changed from the LIFO to the FIFO method of inventory valuation. This change in accounting principle was made to provide a better matching of revenue and expenses and to be consistent with prevalent industry practice. This accounting change resulted in a credit to Cost of Products Sold of approximately $1.0 million in the fourth quarter of 2002.

      During the fourth quarter of 2001, our operating income (loss) was significantly impacted as a result of recording $14.1 million in restructuring charges related to our Technologies Segment’s operations and the relocation of our corporate headquarters to Phoenix, Arizona.

Q.	Restatement for Transportation Costs Billed to Customers

      In the fourth quarter of fiscal 2002, we restated the 2001 and 2000 financial statements to reflect the appropriate adoption of EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” We should have adopted EITF 00-10 in the fourth quarter of 2001. EITF 00-10 states that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods

EAGLE-PICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided and should be classified as revenue. Prior to the adoption of EITF 00-10, some of the costs billed to customers for shipping and handling costs (our transportation expenses) were included as an offset to our costs. This restatement had no impact on operating income, net income, or cash flows. The impacts to the financial statements for the years ended November 30, 2001 and 2000 are shown below (in thousands of dollars):

	2001	2000

Net Sales as originally reported	$692,450	$754,966
Increase in Net Sales	16,300	15,500

Restated Net Sales	$708,750	$770,466

Cost of Products Sold (exclusive of depreciation) as originally reported	$558,693	$593,658
Increase in Cost of Products Sold (exclusive of depreciation)	16,300	15,500

Restated Cost of Products Sold (exclusive of depreciation)	$574,993	$609,158

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item will be provided by us in an amendment to this Annual Report on Form 10-K or an Information Statement filed with the Securities and Exchange Commission.

Item 11.     Executive Compensation

      The information required by this Item will be provided by us in an amendment to this Annual Report on Form 10-K or an Information Statement filed with the Securities and Exchange Commission.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item will be provided by us in an amendment to this Annual Report on Form 10-K or an Information Statement filed with the Securities and Exchange Commission.

Item 13.     Certain Relationships and Related Party Transactions

      The information required by this Item will be provided by us in an amendment to this Annual Report on Form 10-K or an Information Statement filed with the Securities and Exchange Commission.

PART IV

Item 14.     Controls and Procedures

      Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures within 90 days of the filing of this report as required by the rules of the Securities and Exchange Commission. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date our Chief Executive Officer and our Chief Financial Officer completed their evaluation.

      As previously reported in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, based on a prior evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that there were several weaknesses in our Information Technology area (IT), including access security, network monitoring, IT procurement and IT inventory management. Since that time we have addressed those weaknesses by changing all external firewalls, reauthenticating all network users, updating all security and anti-virus software, changing our network services provider and increasing the level of network monitoring and enhancing security in all network routers, and implementing a dual approval system for IT procurement.

Item 15.     Exhibits and Reports on Form 8-K

(a)1.		All Financial Statements:
	—	Financial Statements — Included in Item 8 in this Report
	—	Independent Auditors’ Report — Included in Item 8 in this Report
2.		Financial Statement Schedules
	—	None

3.		Exhibits (numbers keyed to Item 601, Regulation S-K)
2.1	—	Third Amended Plan of Reorganization of Eagle-Picher Industries, Inc. (“EPI”)(1)
2.2	—	Exhibits to Third Amended Plan of Reorganization of EPI(1)
3.1	—	Articles of Incorporation of EPI, as amended(1)
3.2	—	Regulations of EPI(1)
3.3	—	Amended and Restated Certificate of Incorporation of Eagle-Picher Holdings, Inc. (the “Company”)(1)
3.4	—	Bylaws of the Company(1)
3.5	—	Articles of Incorporation of Daisy Parts, Inc.(2)
3.6	—	Bylaws of Daisy Parts, Inc.(2)
3.7	—	Certificate of Incorporation of Eagle-Picher Development Company, Inc.(2)
3.8	—	Bylaws of Eagle-Picher Development Company, Inc.(2)
3.9	—	Certificate of Incorporation of Eagle-Picher Far East, Inc.(2)
3.10	—	Bylaws of Eagle-Picher Far East, Inc.(2)
3.11	—	Articles of Incorporation of Eagle-Picher Fluid Systems, Inc.(2)
3.12	—	Bylaws of Eagle-Picher Fluid Systems, Inc.(2)
3.13	—	Articles of Incorporation of Eagle-Picher Minerals, Inc.(2)
3.14	—	Bylaws of Eagle-Picher Minerals, Inc.(2)
3.15	—	Certificate of Formation of Eagle-Picher Technologies, LLC(2)
3.16	—	Operating Agreement of Eagle-Picher Technologies, LLC(2)
3.16a	—	Amended and Restated Limited Liability Company Agreement of Eagle-Picher Technologies, LLC (3)
3.17	—	Articles of Incorporation of Hillsdale Tool & Manufacturing Co.(2)
3.18	—	Bylaws of Hillsdale Tool & Manufacturing Co.(2)
3.19	—	Restated Articles of Incorporation of EPMR Corporation (f/k/a Michigan Automotive Research Corporation) (8)
3.20	—	Bylaws of EPMR Corporation (f/k/a Michigan Automotive Research Corporation)(8)
3.21	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on August 31, 2001(14)
3.22	—	Amended and Restated Bylaws of Daisy Parts, Inc. as of November 16, 2001 (15)
3.23	—	Amended and Restated Bylaws of Hillsdale Tool & Manufacturing Co. as of November 16, 2001(15)
3.24	—	Amendment to the Bylaws of Eagle-Picher Minerals, Inc. as of November 16, 2001(15)
4.1	—	Indenture, dated as of February 24, 1998, between EPI, the Company as a Guarantor, subsidiary guarantors (Daisy Parts, Inc. Eagle-Picher Development Company, Inc., Eagle-Picher Far East, Inc., Eagle-Picher Fluid Systems, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool & Manufacturing Co., Michigan Automotive Research Corporation (together, the “Subsidiary Guarantors” or the “Domestic Subsidiaries”), and The Bank of New York as Trustee (the “Trustee”)(1)
4.2	—	Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939(1)
4.3	—	First Supplemental Indenture dated as of February 24, 1998, between EPI and the Trustee(1)
4.4	—	Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1)(1)
4.5	—	Certified Copy of the Certificate of Designations, Preferences and Rights of 11.75% Series A Cumulative Redeemable Exchangeable Preferred Stock and 11.75% Series B Cumulative Redeemable Exchangeable Preferred Stock of the Company(1)

4.6	—	Form of Certificate and Global Share of 11,75% Series A Cumulative Redeemable Exchangeable Preferred Stock and 11.75% Series B Cumulative Redeemable Exchangeable Preferred Stock (attached as Exhibit A to the Certificate of Designations filed as Exhibit 4.5)(1)
4.7	—	Form of Exchange Debentures Indenture relating to 11.75% Exchange Debentures due 2008 of the Company(1)
4.8	—	Cross Reference Table showing the location in the Exchange Debentures Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939(1)
4.9	—	Form of 11.75% Exchange Debenture due 2008 (attached as Exhibit A to the Exchange Debentures Indenture filed as Exhibit 4.7)(1)
9.1	—	Voting Trust Agreement dated November , 1998 with owners of Class A (Voting) Common Stock of the Company(4)
10.1	—	Merger Agreement, dated as of December 23, 1997, among EPI, the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust, the Company and E-P Acquisition, Inc.(1)
10.2	—	Amendment No. 1 to the Merger Agreement, dated as of February 23, 1998, among EPI, the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust, the Company and E-P Acquisition, Inc.(1)
10.3	—	Supplemental Executive Retirement Plan of EPI(2)
10.4	—	Notes Purchase Agreement, dated February 19, 1998, among E-P Acquisition, Inc., EPI, The Company, SBC Warburg Dillon Read and ABN AMRO Incorporated(1)
10.5	—	Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between EPI and the Subsidiary Guarantors(1)
10.6	—	Registration Rights Agreement, dated as of February 24, 1998, between E-P Acquisition, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated(1)
10.7	—	Assumption Agreement for the Registration Rights Agreement, dated as of February 24, 1998, of EPI(1)
10.8	—	Credit Agreement, dated as of February 19, 1998, among E-P Acquisition, Inc. (merged with and into EPI), Various Lenders from time to time party thereto, ABN AMRO Bank N.V., as Agent (the “Agent”), PNC Bank, National Association, as Documentation Agent and DLJ Capital Funding, Inc., as Syndication Agent(1)
10.9	—	Assumption Agreement dated as of February 24, 1998, between EPI and the Agent(1)
10.10	—	Security Agreement, dated as of February 24, 1998, among EPI, the Agent and the Domestic Subsidiaries(1)
10.11	—	Holdings Pledge Agreement, dated as of February 24, 1998, between the Company and the Agent(1)
10.12	—	Borrower and Subsidiary Pledge Agreement, dated as of February 24, 1998, among EPI, Eagle-Picher Development Company, Eagle-Picher Minerals, Inc. and the Agent(1)
10.13	—	Holdings Guaranty Agreement, dated as of February 24, 1998, by the Company, accepted and agreed by the Agent(1)
10.14	—	Subsidiary Guaranty Agreement, dated as of February 24, 1998, by the Domestic Subsidiaries, accepted and agreed by the Agent(1)
10.15	—	Trademark Collateral Agreement, dated February 24, 1998, between EPI and the Agent(1)
10.16	—	Patent Collateral Agreement, dated February 24, 1998, between EPI and the Agent(1)
10.17	—	Copyright Collateral Agreement, dated February 24, 1998, between EPI and the Agent(1)
10.18	—	Subordination Agreement, dated as of February 24, 1998, among E-P Acquisition, Inc., EPI and the Domestic Subsidiaries(2)
10.19	—	Management Agreement dated as of February 24, 1998, between EPI and Granaria Holdings B.V.(1)

10.20	—	Eagle-Picher Management Trust made February 17, 1998, among Granaria Industries B.V. and Thomas E. Petry, Andries Ruijssenaars and Joel Wyler as trustees (the “E-P Management Trust”)(2)
10.21	—	Incentive Stock Plan of EPI, effective as of February 25, 1998(2)
10.22	—	Employment Agreements dated November 29, 1996, between EPI and each Named Executive Officer as defined in EPI’s Form S-4 filed in 1998, as amended (Messrs. Petry, Ruijssenaars, Hall, Wickens, Curless and Ralston)(2)
10.23	—	Amendments dated August 5, 1997, to Employment Agreements between EPI and each Named Executive Officer as defined in EPI’s Form S-4(2)
10.24	—	Sales Incentive Program of EPI(2)
10.25	—	Letter Agreements dated August 5, 1997, between EPI and each Named Executive Officer as defined in EPI’s Form S-4 regarding Short Term Sale Program(2)
10.26	—	Letter Agreement dated September 12, 1997, between EPI and Carroll D. Curless regarding Sale Incentive Bonus(2)
10.27	—	Letter Agreements dated February 18, 1998, between EPI and each Named Executive Officer as defined in EPI’s Form S-4 regarding Short Term Sale Program(2)
10.28	—	Side Letter, dated February 23, 1998, regarding Amendments to the Short Term Sale Program(2)
10.29	—	Preferred Stock Purchase Agreement, dated February 19, 1998, between the Company and the initial purchasers(1)
10.30	—	Preferred Stock Registration Rights Agreement, dated as of February 24, 1998, between the Company and the initial purchasers(1)
10.31	—	Transfer Agency Agreement, dated as of February 24, 1998, between the Company and The Bank of New York, as Transfer Agent(2)
10.32	—	The Company Incentive Stock Plan for Outside Directors effective January 1, 1999(4)
10.33	—	Amended and Restated Incentive Stock Plan of EPI(4)
10.34	—	Second Amended and Restated Incentive Stock Plan of EPI(4)
10.35	—	Shareholders Agreement dated October 15, 1998, among Granaria Holdings B.V., Granaria Industries B.V., the Company and EPI(4)
10.36	—	Voting Trust Agreement dated as of November 16, 1998, by and among certain shareholders of the Company and Granaria Holdings B.V.(5)
10.37	—	Stock Purchase Agreement dated April 8, 1999, between Hillsdale Tool & Manufacturing Co., Charterhouse Automotive Group Inc. and the Shareholders of Charterhouse Automotive Group, Inc.(6)
10.38	—	Shareholders Agreement dated April 12, 1999, among Granaria Holdings B.V., the Company, EPI, and certain shareholders of the Company(5)
10.39	—	Voting Trust Agreement dated April 13, 1999, between certain shareholders of the Company and Granaria Holdings B.V. as voting trustee(5)
10.40	—	Amendment to Credit Agreement and Consent, dated as of May 18, 1999, among EPI, the lenders party thereto, ABN AMRO Bank N.V., as Agent, PNC Bank, National Association, as Documentation Agent, and NBD Bank, N.A., as Syndication Agent(5)
10.41	—	Receivables Loan Agreement dated as of May 18, 1999, among Eagle-Picher Acceptance Corporation, EPI, ABN AMRO Bank N.V., the Lender Agents, the Related Bank Lenders, Amsterdam Funding Corporation and the Other Conduit Lenders(5)
10.42	—	Receivables Purchase Agreement dated as of May 18, 1999, between EPI and Eagle-Picher Acceptance Corporation(5)
10.43	—	Receivables Purchase Agreement dated as of May 18, 1999, between Carpenter Enterprises Limited and Eagle-Picher Acceptance Corporation(5)
10.44	—	Receivables Purchase Agreement dated as of May 18, 1999, between Daisy Parts, Inc. and Eagle-Picher Acceptance Corporation(5)

10.45	—	Receivables Purchase Agreement dated as of May 18, 1999, between Eagle-Picher Development Company and Eagle-Picher Acceptance Corporation(5)
10.46	—	Receivables Purchase Agreement dated as of May 18, 1999, between Eagle-Picher Fluid Systems, Inc. and Eagle-Picher Acceptance Corporation(5)
10.47	—	Receivables Purchase Agreement dated as of May 18, 1999, between Eagle-Picher Minerals, Inc. and Eagle-Picher Acceptance Corporation(5)
10.48	—	Receivables Purchase Agreement dated as of May 18, 1999, between Eagle-Picher Technologies, LLC and Eagle-Picher Acceptance Corporation(5)
10.49	—	Receivables Purchase Agreement dated as of May 18, 1999, between Hillsdale Tool & Manufacturing Co. and Eagle-Picher Acceptance Corporation(5)
10.50	—	Receivables Purchase Agreement dated as of May 18, 1999, between Michigan Automotive Research Corporation and Eagle-Picher Acceptance Corporation(5)
10.51	—	Share Appreciation Plan of EPI(7)
10.52	—	Amendment to Credit Agreement and Consent dated as of August 1, 2000, among EPI, the lenders party thereto, ABN AMRO Bank N.V. as Agent, PNC Bank, National Association as Documentation Agent, and Bank One, Indiana, N.A. as Syndication Agent(9)
10.53	—	Resignation, Release and Severance Pay Agreement dated May 31, 2000 between EPI and Wayne R. Wickens(10)
10.54	—	Executive Employment Agreement dated November 7, 2000 between EPI and Andries Ruijssenaars(10)
10.55	—	Supplemental Executive Retirement Plan (as amended and restated effective March 27, 2001)(11)
10.56	—	Fourth Amendment to Credit Agreement and Consent dated as of May 31, 2001, among the Company, the lenders party hereto, ABN AMRO Bank N.V., as Agent, PNC Bank, National Association, as Documentation Agent and NBD Bank, N.A., as Syndication Agent(12)
10.57	—	Fifth Amendment to Receivables Loan Agreement dated as of June 29, 2001 among the Company, EPAC, Amsterdam Funding Corporation, as a Conduit Lender and as the administrative agent for the Lenders, ABN AMRO Bank N.V., as the Amsterdam Lender Agent, Market Street Funding Corporation, as a Conduit Lender, PNC Bank, National Association, as the Market Lender Agent and the Related Bank Lenders party hereto(12)
10.58	—	Resignation Agreement effective July 6, 2001 between EPI and Michael E. Aslanian(13)
10.59	—	Executive Employment Agreement effective July 15, 2001 between EPI and John H. Weber(14)
10.60	—	Separation Agreement effective November 1, 2001 between EPI and Philip F. Schultz (15)
10.61	—	Supplemental Indenture among EPI, the Guarantors (Daisy Parts, Inc., Eagle-Picher Development Company, Inc., Eagle-Picher Holdings, Inc., Eagle-Picher Far East, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool & Manufacturing Co., EPMR Corporation and Carpenter Enterprises Limited) and The Bank of New York, as Trustee, dated December 14, 2001.(15)
10.62	—	Receivables Sales Agreement dated January 8, 2002 by and among Eagle-Picher Funding Corporation and each of the “Originators” defined therein which include EPI, Carpenter Enterprises Limited, Daisy Parts, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC, and Hillsdale Tool & Manufacturing Co.(15)
10.63	—	Receivables Sales and Servicing Agreement dated January 8, 2002 by and among Eagle-Picher Funding Corporation, Redwood Receivables Corporation, Eagle-Picher Industries, Inc. and General Electric Capital Corporation.(15)
10.64	—	Annex X to Receivables Sales Agreement at Exhibit 10.62 and to Receivables Purchase and Servicing Agreement at Exhibit 10.63 — “Definitions and Interpretations”(15)
10.65	—	Asset Purchase Agreement, dated December 18, 2001, between Eagle-Picher Industries, Inc. and Construction Equipment Direct, Inc.(16)

12.1	—	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends
18.0	—	Letter regarding change in accounting principle
21.1	—	Subsidiaries of EPI
24(a),(b),(c)	—	Powers of Attorney

(1)	Incorporated by reference to the Company’s Form S-4 Registration Statement No. 333-49957-01 filed on April 11, 1998.

(2)	Incorporated by reference to EPI’s Amendment No. 1 to Form S-4 Registration Statement No. 333-49957 filed on May 20, 1998.

(3)	Incorporated by reference to EPI’s Amendment No. 2 to Form S-4 Registration Statement No. 333-49957 filed on June 5, 1998.

(4)	Incorporated by reference to the Company’s Form 10-K filed on March 1, 1999.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on June 30, 1999.

(6)	Incorporated by reference to the Company’s Form 8-K filed on April 21, 1999.

(7)	Incorporated by reference to EPI’s Form 10-Q filed on June 29, 1998.

(8)	Incorporated by reference to the Company’s Form 10-Q filed on April 12, 2000.

(9)	Incorporated by reference to the Company’s Form 10-Q filed on October 16, 2000.

(10)	Incorporated by reference to the Company’s Form 10-K filed on February 28, 2001.

(11)	Incorporated by reference to the Company’s Form 10-Q filed on April 10, 2001.

(12)	Incorporated by reference to the Company’s Form 8-K filed on July 9, 2001.

(13)	Incorporated by reference to the Company’s Form 10-Q filed on July 16, 2001.

(14)	Incorporated by reference to the Company’s Form 10-Q filed on October 12, 2001.

(15)	Incorporated by reference to the Company’s Form 10-K filed on February 15, 2002.

(16)	Incorporated by reference to the Company’s Form 8-K filed on January 3, 2002.

(b)1.	Reports on Form 8-K

— None filed during our fourth quarter for the period covered by this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE-PICHER HOLDINGS, INC.

By	/s/ JOHN H. WEBER

John H. Weber
President and Chief Executive Officer

Date: February 25, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Title	Date
Signature

/s/ JOHN H. WEBER John H. Weber		President, Chief Executive Officer and Director	Date: February 25, 2003

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski		Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 25, 2003

/s/ JOHN F. SULLIVAN John F. Sullivan		Vice President and Controller (Principal Accounting Officer)	Date: February 25, 2003

/s/ JOEL P. WYLER* Joel P. Wyler		Director and Chairman of the Board	Date: February 25, 2003

/s/ DANIEL C. WYLER* Daniel C. Wyler		Director	Date: February 25, 2003

/s/ BERT IEDEMA* Bert Iedema		Director	Date: February 25, 2003

*By	/s/ DAVID G. KRALL David G. Krall Attorney-in-Fact

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Additional Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE-PICHER INDUSTRIES, INC.

By	/s/ JOHN H. WEBER

John H. Weber
President and Chief Executive Officer

Dated: February 25, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Additional Registrant, Eagle-Picher Holdings, Inc., and in the capacities and on the dates indicated.

		Title	Date
Signature

/s/ JOHN H. WEBER John H. Weber		President, Chief Executive Officer and Director (Principal Executive Officer)	Date: February 25, 2003

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski		Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 25, 2003

/s/ JOHN F. SULLIVAN John F. Sullivan		Vice President and Controller (Principal Accounting Officer)	Date: February 25, 2003

/s/ JOEL P. WYLER* Joel P. Wyler		Director and Chairman of the Board	Date: February 25, 2003

/s/ DANIEL C. WYLER* Daniel C. Wyler		Director	Date: February 25, 2003

/s/ BERT IEDEMA* Bert Iedema		Director	Date: February 25, 2003

*By	/s/ DAVID G. KRALL David G. Krall Attorney-in-Fact

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Additional Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAISY PARTS, INC.

By	/s/ WILLIAM F. MACLEAN

William F. Maclean
President
(Principal Executive Officer)

Dated: February 25, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Additional Registrant, Daisy Parts, Inc., and in the capacities and on the dates indicated.

	Title	Date
Signature

/s/ WILLIAM F. MACLEAN William F. Maclean	President (Principal Executive Officer)	Date: February 25, 2003

/s/ KEN HIGGINS Ken Higgins	Chief Financial Officer (Principal Financial Officer)	Date: February 25, 2003

/s/ DANIEL SKIENDZIEL Daniel Skiendziel	Controller (Principal Accounting Officer)	Date: February 25, 2003

/s/ JOHN H. WEBER John H. Weber	Director	Date: February 25, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Additional Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE-PICHER DEVELOPMENT CO., INC.

By	/s/ JOHN H. WEBER

John H. Weber
President
(Principal Executive Officer and Director)

Dated: February 25, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Additional Registrant, Eagle-Picher Development Co., Inc., and in the capacities and on the dates indicated.

	Title	Date
Signature

/s/ JOHN H. WEBER John H. Weber	President (Principal Executive Officer and Director)	Date: February 25, 2003

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski	Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	Date: February 25, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Additional Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPMR CORPORATION
(f/k/a Michigan Automotive Research Corporation)

By	/s/ JOHN H. WEBER

John H. Weber
President
(Principal Executive Officer and Director)

Dated: February 25, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Additional Registrant, EPMR Corporation, and in the capacities and on the dates indicated.

	Title	Date
Signature

/s/ JOHN H. WEBER John H. Weber	President (Principal Executive Officer and Director)	Date: February 25, 2003

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski	Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	Date: February 25, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Additional Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE-PICHER FAR EAST, INC.

By	/s/ JOHN H. WEBER

John H. Weber
President
(Principal Executive Officer and Director)

Dated: February 25, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Additional Registrant, Eagle-Picher Far East, Inc., and in the capacities and on the dates indicated.

	Title	Date
Signature

/s/ JOHN H. WEBER John H. Weber	President (Principal Executive Officer and Director)	Date: February 25, 2003

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski	Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	Date: February 25, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Additional Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLSDALE TOOL & MANUFACTURING CO.

By	/s/ WILLIAM F. MACLEAN

William F. Maclean
President
(Principal Executive Officer)

Dated: February 25, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Additional Registrant, Hillsdale Tool & Manufacturing Co., and in the capacities and on the dates indicated.

	Title	Date
Signature

/s/ WILLIAM F. MACLEAN William F. Maclean	President (Principal Executive Officer)	Date: February 25, 2003

/s/ KEN HIGGINS Ken Higgins	Chief Financial Officer (Principal Financial Officer)	Date: February 25, 2003

/s/ DANIEL SKIENDZIEL Daniel Skiendziel	Controller (Principal Accounting Officer)	Date: February 25, 2003

/s/ JOHN H. WEBER John H. Weber	Sole Director	Date: February 25, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Additional Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE-PICHER MINERALS, INC.

By	/s/ JAMES L. LAURIA

James L. Lauria
President
(Principal Executive Officer)

Dated: February 25, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Additional Registrant, Eagle-Picher Minerals, Inc., and in the capacities and on the dates indicated.

	Title	Date
Signature

/s/ JAMES L. LAURIA James L. Lauria	President (Principal Executive Officer)	Date: February 25, 2003

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski	(Principal Accounting Officer)	Date: February 25, 2003

/s/ JOHN H. WEBER John H. Weber	Sole Director	Date: February 25, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Additional Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE-PICHER TECHNOLOGIES, LLC

By	/s/ CRAIG KITCHEN

Craig Kitchen
President
(Principal Executive Officer)

Dated: February 25, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Additional Registrant, Eagle-Picher Technologies, LLC, and in the capacities and on the dates indicated.

		Title	Date
Signature

/s/ GRANT T. HOLLETT Grant T. Hollett		Chairman and Director	Date: February 25, 2003

/s/ CRAIG N. KITCHEN Craig N. Kitchen		President and Director (Principal Financial Officer)	Date: February 25, 2003

/s/ BRADLEY J. WATERS Bradley J. Waters		Vice President, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: February 25, 2003

/s/ JOEL P. WYLER* Joel P. Wyler		Director	Date: February 25, 2003

/s/ JOHN H. WEBER John H. Weber		Director	Date: February 25, 2003

*By	/s/ DAVID G. KRALL David G. Krall Attorney-in-Fact

CERTIFICATIONS

I, John H. Weber, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Eagle-Picher Holdings, Inc. , Eagle-Picher Industries, Inc., Daisy Parts, Inc., Eagle-Picher Development Co., Inc., Eagle-Picher Far East, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool & Manufacturing Co. and EPMR Corporation;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN H. WEBER

John H. Weber
President and Chief Executive Officer

Date: February 25, 2003

I, Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Eagle-Picher Holdings, Inc. , Eagle-Picher Industries, Inc., Daisy Parts, Inc., Eagle-Picher Development Co., Inc., Eagle-Picher Far East, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool & Manufacturing Co. and EPMR Corporation;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS R. PILHOLSKI

Thomas R. Pilholski
Senior Vice President and Chief Financial Officer

Date: February 25, 2003

EXHIBIT INDEX

Exhibit
Number

2.1	—	Third Amended Plan of Reorganization of Eagle-Picher Industries, Inc. (“EPI”)*
2.2	—	Exhibits to Third Amended Plan of Reorganization of EPI*
3.1	—	Articles of Incorporation of EPI, as amended*
3.2	—	Regulations of EPI*
3.3	—	Amended and Restated Certificate of Incorporation of Eagle-Picher Holdings, Inc. (the “Company”)*
3.4	—	Bylaws of the Company*
3.5	—	Articles of Incorporation of Daisy Parts, Inc.*
3.6	—	Bylaws of Daisy Parts, Inc.*
3.7	—	Certificate of Incorporation of Eagle-Picher Development Company, Inc.*
3.8	—	Bylaws of Eagle-Picher Development Company, Inc.*
3.9	—	Certificate of Incorporation of Eagle-Picher Far East, Inc.*
3.10	—	Bylaws of Eagle-Picher Far East, Inc.*
3.11	—	Articles of Incorporation of Eagle-Picher Fluid Systems, Inc.*
3.12	—	Bylaws of Eagle-Picher Fluid Systems, Inc.*
3.13	—	Articles of Incorporation of Eagle-Picher Minerals, Inc.*
3.14	—	Bylaws of Eagle-Picher Minerals, Inc.*
3.15	—	Certificate of Formation of Eagle-Picher Technologies, LLC*
3.16	—	Operating Agreement of Eagle-Picher Technologies, LLC*
3.16a	—	Amended and Restated Limited Liability Company Agreement of Eagle-Picher Technologies, LLC*
3.17	—	Articles of Incorporation of Hillsdale Tool & Manufacturing Co.*
3.18	—	Bylaws of Hillsdale Tool & Manufacturing Co.*
3.19	—	Restated Articles of Incorporation of EPMR Corporation (f/k/a Michigan Automotive Research Corporation)*
3.20	—	Bylaws of EPMR Corporation (f/k/a Michigan Automotive Research Corporation)*
3.21	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on August 31, 2001*
3.22	—	Amended and Restated Bylaws of Daisy Parts, Inc. as of November 16, 2001*
3.23	—	Amended and Restated Bylaws of Hillsdale Tool & Manufacturing Co. as of November 16, 2001*
3.24	—	Amendment to the Bylaws of Eagle-Picher Minerals, Inc. as of November 16, 2001*
4.1	—	Indenture, dated as of February 24, 1998, between E-P Acquisition, Inc., the Company as a Guarantor, the subsidiary guarantors (Daisy Parts, Inc., Eagle-Picher Development Company, Inc., Eagle-Picher Far East, Inc., Eagle-Picher Fluid Systems, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool & Manufacturing Co., Michigan Automotive Research Corporation (together, the “Subsidiary Guarantors” or the “Domestic Subsidiaries”), and The Bank of New York as Trustee (the “Trustee”)*
4.2	—	Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939*
4.3	—	First Supplemental Indenture dated as of February 24, 1998, between EPI and the Trustee*
4.4	—	Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1)*
4.5	—	Certified Copy of the certificate of Designations, Preferences and Rights of 11.75% Series A Cumulative Redeemable Exchangeable Preferred Stock and 11.75% Series B Cumulative Redeemable Exchangeable Preferred Stock of the Company*

Exhibit
Number

4.6	—	Form of Certificate and Global Share of 11.75% Series A Cumulative Redeemable Exchangeable Preferred Stock and 11.75% Series B Cumulative Redeemable Exchangeable Preferred Stock (attached as Exhibit A to the Certificate of Designations filed as Exhibit 4.5)*
4.7	—	Form of Exchange Debentures Indenture relating to 11.75% Exchange Debentures due 2008 of Registrant*
4.8	—	Cross Reference Table showing the location in the Exchange Debentures Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939*
4.9	—	Form of 11.75% Exchange Debenture due 2008 (attached as Exhibit A to the Exchange Debentures Indenture filed as Exhibit 4.7)*
9.1	—	Voting Trust Agreement dated November 16, 1998, with owners of Class A (Voting) Common Stock of the Company*
10.1	—	Merger Agreement, dated as of December 23, 1997, among EPI, the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust, the Company and E-P Acquisition, Inc.*
10.2	—	Amendment No. 1 to the Merger Agreement, dated as of February 23, 1998, among EPI, the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust, the Company and E-P Acquisition, Inc.*
10.3	—	Supplemental Executive Retirement Plan of EPI*
10.4	—	Notes Purchase Agreement, dated February 19, 1998, among E-P Acquisition, Inc., EPI, the Company, SBC Warburg Dillon Read and ABN AMRO Incorporated*
10.5	—	Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between EPI and the Subsidiary Guarantors*
10.6	—	Registration Rights Agreement, dated as of February 24, 1998, between E-P Acquisition, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated*
10.7	—	Assumption Agreement for the Registration Rights Agreement, dated as of February 24, 1998, of EPI*
10.8	—	Credit Agreement, dated as of February 19, 1998, among E-P Acquisition, Inc. (merged with and into EPI), Various Lenders from time to time party thereto, ABN AMRO Bank N.V., as Agent (the “Agent”), PNC Bank, National Association, as Documentation Agent and DLJ Capital Funding, Inc., as Syndication Agent*
10.9	—	Assumption Agreement dated as of February 24, 1998, between EPI and the Agent*
10.10	—	Security Agreement, dated as of February 24, 1998, among EPI, the Agent and the Domestic Subsidiaries*
10.11	—	Holdings Pledge Agreement, dated as of February 24, 1998, between the Company and the Agent*
10.12	—	Borrower and Subsidiary Pledge Agreement, dated as of February 24, 1998, among EPI, Eagle-Picher Development Company, Eagle-Picher Minerals, Inc. and the Agent*
10.13	—	Holdings Guaranty Agreement, dated as of February 24, 1998, by the Company, accepted and agreed by the Agent*
10.14	—	Subsidiary Guaranty Agreement, dated as of February 24, 1998, by the Domestic Subsidiaries, accepted and agreed by the Agent*
10.15	—	Trademark Collateral Agreement, dated February 24, 1998, between EPI and the Agent*
10.16	—	Patent Collateral Agreement, dated February 24, 1998, between EPI and the Agent*
10.17	—	Copyright Collateral Agreement, dated February 24, 1998, between EPI and the Agent*
10.18	—	Subordination Agreement, dated as of February 24, 1998, among E-P Acquisition, Inc., EPI and the Domestic Subsidiaries*
10.19	—	Management Agreement dated as of February 24, 1998, between EPI and Granaria Holdings B.V.*

Exhibit
Number

10.20	—	Eagle-Picher Management Trust made February 17, 1998, among Granaria Industries B.V. and Thomas E. Petry, Andries Ruijssenaars and Joel Wyler as trustees (the “E-P Management Trust”)*
10.21	—	Incentive Stock Plan of EPI, effective as of February 25, 1998*
10.22	—	Employment Agreements dated November 29, 1996, between EPI and each Named Executive Officer as defined in EPI’s Form S-4 filed in 1998, as amended (Messrs. Petry, Ruijssenaars, Hall, Wickens, Curless and Ralston)*
10.23	—	Amendments dated August 5, 1997 to Employment Agreements between EPI and each Named Executive Officer as defined in EPI’s Form S-4*
10.24	—	Sales Incentive Program of EPI*
10.25	—	Letter Agreements dated August 5, 1997, between EPI and each Named Executive Officer as defined in EPI’s Form S-4 regarding Short Term Sale Program*
10.26	—	Letter Agreement dated September 12, 1997, between EPI and Carroll D. Curless regarding Sale Incentive Bonus*
10.27	—	Letter Agreements dated February 18, 1998, between EPI and each Named Executive Officer as defined in EPI’s Form S-4 regarding Short Term Sale Program*
10.28	—	Side Letter, dated February 23, 1998, regarding Amendments to the Short Term Sale Program*
10.29	—	Preferred Stock Purchase Agreement, dated February 19, 1998, between the Company and the initial purchasers*
10.30	—	Preferred Stock Registration Rights Agreement, dated as of February 24, 1998, between the Company and the initial purchasers*
10.31	—	Transfer Agency Agreement, dated as of February 24, 1998, between the Company and The Bank of New York, as Transfer Agent*
10.32	—	The Company Incentive Stock Plan for Outside Directors effective January 1, 1999*
10.33	—	Amended and Restated Incentive Stock Plan of EPI*
10.34	—	Second Amended and Restated Incentive Stock Plan of EPI*
10.35	—	Shareholders Agreement dated October 15, 1998, among Granaria Holdings B.V., Granaria Industries B.V., the Company, EPI*
10.36	—	Voting Trust Agreement dated as of November 16, 1998, by and among certain shareholders of the Company and Granaria Holdings B.V.*
10.37	—	Stock Purchase Agreement dated April 8, 1999, between Hillsdale Tool & Manufacturing Co., Charterhouse Automotive Group Inc. and the Shareholders of Charterhouse Automotive Group, Inc.*
10.38	—	Shareholders Agreement dated April 12, 1999, among Granaria Holdings B.V., the Company, EPI, and certain shareholders of the Company*
10.39	—	Voting Trust Agreement dated April 13, 1999, between certain shareholders of the Company and Granaria Holdings B.V. as voting trustee*
10.40	—	Amendment to Credit Agreement and Consent, dated as of May 18, 1999, among EPI, the lenders party thereto, ABN AMRO Bank N.V., as Agent, PNC Bank, National Association, as Documentation Agent, and NBD Bank, N.A., as Syndication Agent*
10.41	—	Receivables Loan Agreement dated as of May 18, 1999, among Eagle-Picher Acceptance Corporation, EPI, ABN AMRO Bank N.V., the Lender Agents, the Related Bank Lenders, Amsterdam Funding Corporation and the Other Conduit Lenders*
10.42	—	Receivables Purchase Agreement dated as of May 18, 1999, between EPI and Eagle-Picher Acceptance Corporation*
10.43	—	Receivables Purchase Agreement dated as of May 18, 1999, between Carpenter Enterprises Limited and Eagle-Picher Acceptance Corporation*

Exhibit
Number

10.44	—	Receivables Purchase Agreement dated as of May 18, 1999, between Daisy Parts, Inc. and Eagle-Picher Acceptance Corporation*
10.45	—	Receivables Purchase Agreement dated as of May 18, 1999, between Eagle-Picher Development Company and Eagle-Picher Acceptance Corporation*
10.46	—	Receivables Purchase Agreement dated as of May 18, 1999, between Eagle-Picher Fluid Systems, Inc. and Eagle-Picher Acceptance Corporation*
10.47	—	Receivables Purchase Agreement dated as of May 18, 1999, between Eagle-Picher Minerals, Inc. and Eagle-Picher Acceptance Corporation*
10.48	—	Receivables Purchase Agreement dated as of May 18, 1999, between Eagle-Picher Technologies, LLC and Eagle-Picher Acceptance Corporation*
10.49	—	Receivables Purchase Agreement dated as of May 18, 1999, between Hillsdale Tool & Manufacturing Co. and Eagle-Picher Acceptance Corporation*
10.50	—	Receivables Purchase Agreement dated as of May 18, 1999, between Michigan Automotive Research Corporation and Eagle-Picher Acceptance Corporation*
10.51	—	Share Appreciation Plan of EPI*
10.52	—	Amendment to Credit Agreement and Consent dated as of August 1, 2000, among EPI, the lenders party thereto, ABN AMRO Bank N.V. as Agent, PNC Bank, National Association as Documentation Agent, and Bank One, Indiana, N.A. as Syndication Agent.*
10.53	—	Resignation, Release and Severance Pay Agreement dated May 31, 2000 between EPI and Wayne R. Wickens*
10.54	—	Executive Employment Agreement dated November 7, 2000 between EPI and Andries Ruijssenaars*
10.55	—	Supplemental Executive Retirement Plan (as amended and restated effective March 27, 2001).*
10.56	—	Fourth Amendment to Credit Agreement and Consent dated as of May 31, 2001, among the Company, the lenders party hereto, ABN AMRO Bank N.V., as Agent, PNC Bank, National Association, as Documentation Agent and NBD Bank, N.A., as Syndication Agent.*
10.57	—	Fifth Amendment to Receivables Loan Agreement dated as of June 29, 2001 among the Company, EPAC, Amsterdam Funding Corporation, as a Conduit Lender and as the administrative agent for the Lenders, ABN AMRO Bank N.V., as the Amsterdam Lender Agent, Market Street Funding Corporation, as a Conduit Lender, PNC Bank, National Association, as the Market Lender Agent and the Related Bank Lenders party hereto.*
10.58	—	Resignation Agreement effective July 6, 2001 between EPI and Michael E. Aslanian.*
10.59	—	Executive Employment Agreement effective July 15, 2001 between EPI and John H. Weber.*
10.60	—	Separation Agreement effective November 1, 2001 between EPI and Philip F. Schultz*
10.61	—	Supplemental Indenture among EPI, the Guarantors (Daisy Parts, Inc., Eagle-Picher Development Company, Inc., Eagle-Picher Holdings, Inc., Eagle-Picher Far East, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool & Manufacturing Co., EPMR Corporation and Carpenter Enterprises Limited) and The Bank of New York, as Trustee, dated December 14, 2001*
10.62	—	Receivables Sales Agreement dated January 8, 2002 by and among Eagle-Picher Funding Corporation and each of the “Originators” defined therein which include EPI, Carpenter Enterprises Limited, Daisy Parts, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Technologies, LLC, and Hillsdale Tool & Manufacturing Co.*
10.63	—	Receivables Sales and Servicing Agreement dated January 8, 2002 by and among Eagle-Picher Funding Corporation, Redwood Receivables Corporation, Eagle-Picher Industries, Inc. and General Electric Capital Corporation*

Exhibit
Number

10.64	—	Annex X to Receivables Sales Agreement at Exhibit 10.62 and to Receivables Purchase and Servicing Agreement at Exhibit 10.63—“Definitions and Interpretations”*
10.65	—	Asset Purchase Agreement, dated December 18, 2001, between Eagle-Picher Industries, Inc. and Construction Equipment Direct, Inc.*
12.1	—	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
18.0	—	Letter Regarding Change in Accounting Principle
21.1	—	Subsidiaries of EPI
24(a),(b),(c) — Powers of Attorney

*	Incorporated by reference. See Item 15 above.