Form 10-Q
period 2003-02-28
EAGLE PICHER HOLDINGS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC; EAGLE PICHER MINERALS INC; EAGLE PICHER INDUSTRIES INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER DEVELOPMENT CO INC; DAISY PARTS INC
filed 2003-04-14
CIK 1059364, 1059573, 1059575, 1059576, 1059572, 30927, 1059570, 1059568, 1059567

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to      .

Commission file number 333-49957-01

EaglePicher Holdings, Inc.

A Delaware Corporation
I.R.S. Employer Identification
No. 13-3989553

11201 North Tatum Blvd. Suite 110, Phoenix, Arizona 85028

Registrant’s telephone number, including area code:
602-923-7200

Former Name

Eagle-Picher Holdings, Inc.

EAGLEPICHER HOLDINGS, INC. IS FILING THIS REPORT VOLUNTARILY IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE TERMS OF ITS 9 3/8% SENIOR SUBORDINATED NOTES AND 11 3/4% SERIES B CUMULATIVE EXCHANGEABLE PREFERRED STOCK AND IS NOT REQUIRED TO FILE THIS REPORT PURSUANT TO EITHER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒ (See explanatory note immediately above.)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☐ No ☒

930,500 shares of common capital stock, $.01 par value each, were outstanding at April 14, 2003

TABLE OF ADDITIONAL REGISTRANTS

		Jurisdiction		IRS Employer
		Incorporation or	Commission	Identification
Names	Former Names	Organization	File Number	Number

EaglePicher Incorporated	Eagle-Picher Industries, Inc	Ohio	333-49957	31-0268670
Daisy Parts, Inc.	N/A	Michigan	333-49957-02	38-1406772
EaglePicher Development Co., Inc.	Eagle-Picher Development Co.,Inc	Delaware	333-49957-03	31-1215706
EaglePicher Far East, Inc.	Eagle-Picher Far East, Inc	Delaware	333-49957-04	31-1235685
EaglePicher Filtration and Minerals, Inc.	Eagle-Picher Minerals, Inc	Nevada	333-49957-06	31-1188662
EaglePicher Technologies, LLC	Eagle-Picher Technologies, LLC	Delaware	333-49957-09	31-1587660
Hillsdale Tool & Manufacturing Co.	N/A	Michigan	333-49957-07	38-0946293
EPMR Corporation (f/k/a Michigan Automotive Research Corp.)	N/A	Michigan	333-49957-08	38-2185909

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
November 30, 2002 and February 28, 2003
(unaudited) (in thousands of dollars)

	November 30,	February 28,
	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$31,522	$32,290
Receivables, net	23,704	24,373
Retained interest in EaglePicher Funding Corporation, net	29,400	29,409
Costs and estimated earnings in excess of billings	16,942	20,142
Inventories	54,718	54,447
Net assets of operations to be sold	643	494
Prepaid expenses and other assets	15,667	18,861
Deferred income taxes	10,798	10,798

	183,394	190,814
Property, Plant and Equipment, net	183,405	176,524
Goodwill, net	163,940	163,940
Prepaid Pension	54,796	54,613
Other Assets, net	27,506	25,777

	$613,041	$611,668

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$85,055	$74,987
Current portion of long-term debt	18,625	150,393
Compensation and employee benefits	21,044	18,385
Billings in excess of costs and estimated earnings	944	1,048
Accrued divestiture reserve	17,662	15,198
Other accrued liabilities	37,653	37,955

	180,983	297,966
Long-Term Debt, net of current portion	355,100	233,600
Postretirement Benefits Other Than Pensions	17,635	17,476
Other Long-Term Liabilities	8,928	9,506

	562,646	558,548

11.75% Cumulative Redeemable Exchangeable Preferred Stock	137,973	141,910

Commitments and Contingencies Shareholders’ Equity (Deficit):
Common stock	10	10
Additional paid-in capital	99,991	99,991
Accumulated deficit	(175,112)	(177,881)
Accumulated other comprehensive loss	(4,376)	(2,819)
Treasury stock	(8,091)	(8,091)

	(87,578)	(88,790)

	$613,041	$611,668

The accompanying notes are an integral part of these consolidated balance sheets.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three Months Ended February 28, 2002 and 2003
(unaudited) (in thousands of dollars, except share and per share amounts)

	2002	2003

Net Sales	$163,229	$170,310

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	129,772	133,112
Selling and administrative	13,482	14,551
Depreciation and amortization of intangibles	11,038	11,607
Goodwill amortization	3,956	—
Loss from divestitures	125	—

	158,373	159,270

Operating Income	4,856	11,040
Interest expense	(11,081)	(9,409)
Other income, net	403	433

Income (Loss) Before Taxes	(5,822)	2,064
Income Taxes	385	896

Net Income (Loss)	(6,207)	1,168
Preferred Stock Dividends Accreted	3,512	3,937

Loss Applicable to Common Shareholders	$(9,719)	$(2,769)

Basic and Diluted Net Loss per Share Applicable to Common Shareholders	$(10.04)	$(2.98)

Weighted Average Number of Common Shares	968,417	930,500

The accompanying notes are an integral part of these consolidated financial statements.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three-Months Ended February 28, 2002 and 2003
(unaudited) (in thousands of dollars)

	2002	2003

Cash Flows From Operating Activities:
Net income (loss)	$(6,207)	$1,168
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,649	12,390
Loss from divestitures	125	—
Changes in assets and liabilities:
Sale of receivables, net (See Note F)	43,775	—
Receivables and retained interest in EaglePicher Funding Corporation, net	2,897	(678)
Inventories	5,507	271
Prepaid expenses	171	(3,194)
Other assets	(1,323)	126
Accounts payable	(9,527)	(10,068)
Accrued liabilities	6,332	(4,717)
Other, net	(7,118)	(2,883)

Net cash provided by (used in) operating activities	50,281	(7,585)

Cash Flows From Investing Activities:
Proceeds from sales of divisions	6,300	—
Proceeds from the sale of property and equipment, and other, net	—	329
Capital expenditures	(5,106)	(3,903)
Other, net	122	—

Net cash provided by (used in) investing activities	1,316	(3,574)

Cash Flows From Financing Activities:
Reduction of long-term debt	(12,800)	(4,232)
Net borrowings (repayments) under revolving credit agreements	(36,088)	14,500
Acquisition of treasury stock	156	—

Net cash (used in) provided by financing activities	(48,732)	10,268

Effect of Exchange Rates on Cash	151	1,659

Net Increase in Cash and Cash Equivalents	3,016	768
Cash and Cash Equivalents, beginning of period	24,620	31,522

Cash and Cash Equivalents, end of period	$27,636	$32,290

Supplemental Cash Flow Information:
Interest paid	$5,003	$3,068

Income taxes paid (refunded), net	$267	$—

The accompanying notes are an integral part of these consolidated financial statements.

EaglePicher Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A.    BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

     Our accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our financial statements and notes thereto for the fiscal year ended November 30, 2002 presented in our Form 10-K, filed with the SEC on March 3, 2003.

     The financial statements presented herein reflect all adjustments (consisting of normal and recurring adjustments), which, in our opinion are necessary to fairly state the results of operations for the three month periods ended February 28, 2002 and 2003. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

     In the fourth quarter of fiscal 2002, we restated our financial statements to reflect the appropriate adoption of EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” which we should have adopted in 2001. EITF 00-10 states that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. Prior to the adoption of EITF 00-10, some of the costs billed to customers for shipping and handling costs (our transportation expenses) were included as an offset to our costs. This restatement had no impact on operating income, net income, or cash flows. The impacts to the financial statements for the three months ended February 28, 2002 was an increase in Net Sales and Cost of Products Sold by $3.9 million. In addition, certain amounts in 2002 have been reclassified to conform to the 2003 financial statement presentation.

     Inventories

     Inventories consisted of the following at November 30, 2002 and February 28, 2003 (in thousands of dollars):

	2002	2003

Raw materials and supplies	$25,365	$28,124
Work-in-process	14,058	13,331
Finished goods	15,295	12,992

	$54,718	$54,447

     Comprehensive Income (Loss)

     During the three months ended February 28, 2002 and 2003 our comprehensive loss was as follows (in thousands of dollars):

	2002	2003

Net income (loss)	$(6,207)	$1,168
Gain (loss) on interest rate swap agreements	45	545
Gain (loss) on forward foreign currency contracts	323	(647)
Change in currency translation adjustment	(217)	1,659

	$(6,056)	$2,725

B.    GOODWILL

     On December 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The ratable amortization of goodwill and other intangible assets with indefinite lives was replaced with an annual test for impairment. Accordingly, we ceased amortization of goodwill on December 1, 2002. We have determined that we have six reporting units, as defined in SFAS No. 142, within our three reportable business segments. The following goodwill amounts by reporting unit were recorded as of November 30, 2002 and February 28, 2003 (in thousands of dollars):

Reporting Unit	Segment	Amount

Hillsdale Division	Automotive	$34,816
Wolverine Division	Automotive	47,268
Power Group	Technologies	44,486
Specialty Materials Group	Technologies	31,398
Pharmaceutical Services (formerly ChemSyn)	Technologies	2,929
Filtration and Minerals	Filtration and Minerals	3,043

		$163,940

     We have completed our initial impairment test as of December 1, 2002, and determined that no impairment charge exists. Our fair values for each reporting unit were determined based on our estimate of future cash flows by reporting unit, which were derived from our annual forecasting process.

     The following pro forma disclosure presents our net income (loss) and basic and diluted net income (loss) per share applicable to common shareholders for the three-months ended February 28, 2002 and 2003 as if SFAS No. 142 had been adopted on December 1, 2001 (in thousands of dollars, except per share amounts):

	2002	2003

Reported Net Income (Loss)	$(6,207)	$1,168
Goodwill amortization	3,956	—

As Adjusted Net Income (Loss)	$(2,251)	$1,168

Reported Basic and Diluted Net Income (Loss) per Share Applicable to Common Shareholders	$(10.04)	$2.98
Goodwill amortization	4.09	—

As Adjusted Basic and Diluted Net Income (Loss) per Share Applicable to Common Shareholders	$(5.95)	$2.98

C.    RECENTLY RELEASED OR ADOPTED ACCOUNTING STANDARDS

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement did not have a material impact on our financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 does not affect the accounting for guarantees issued prior to the effective date, unless the guarantee is modified subsequent to December 31, 2002. We adopted the disclosure requirements on December 1, 2002, and the initial recognition and measurement provisions in our February 28, 2003 financial statements. The adoption of FIN 45 did not have a material impact on our financial condition or results of operations.

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

D.    RESTRUCTURING

     During 2001, we recorded asset write-downs and other charges totaling $14.1 million in connection with a restructuring plan (the “Plan”) announced in November 2001. The Plan primarily relocated our corporate headquarters from Cincinnati, Ohio to Phoenix, Arizona and closed three plants in the Technologies Segment as a result of the elimination of certain product lines in the Power Group business.

     In May 2002, we announced we would exit the Gallium business in our Technologies Segment due to the downturn in the fiber-optic, telecommunication and semiconductor markets, the primary markets for our Gallium products. This action resulted in a $5.5 million charge to restructuring expense.

     The remaining balance of $2.2 million as of February 28, 2003, is included in Other Accrued Liabilities in our balance sheets. An analysis of the facilities, severance and other costs incurred related to restructuring reserves since November 30, 2002 is as follows (in thousands of dollars):

			Other
	Facilities	Severance	Costs	Total

Balance at November 30, 2002	$1,629	$314	$1,340	$3,283
Amounts spent	(271)	(55)	(745)	(1,071)

Balance at February 28, 2003	$1,358	$259	$595	$2,212

E.    DIVESTITURES AND DISCONTINUED OPERATIONS

Divestitures

     We have indemnified buyers of our former divisions and subsidiaries for certain liabilities related to items such as environmental remediation and warranty issues on divisions sold in previous years. We had previously recorded liabilities for these exposures; however, from time to time, as additional information becomes available, additional amounts need to be recorded.

     An analysis of the liabilities related to divestitures is as follows (in thousands of dollars):

Balance at November 30, 2002	$17,662
Amounts spent	(2,464)

Balance at February 28, 2003	$15,198

Discontinued Operations

     Effective December 14, 2001, we sold certain of the assets of our former Construction Equipment Division. This division represented our entire former Machinery Segment. The sale price was $6.1 million in cash, plus an estimated working capital adjustment of $1.0 million, and the assumption of approximately $6.7 million of current liabilities. We retained the land and buildings of the Construction Equipment Division’s main facility in Lubbock, Texas and leased the facility to the buyer for a five-year term. The buyer has an option to buy the facility for $2.5 million, increasing $100,000 per year over the term of the lease. We also retained $900,000 of accounts receivable, and approximately $2.3 million of raw materials inventory, which the buyer was required to purchase within one year. The buyer failed to purchase approximately $400,000 of the inventory. We are pursuing collection actions. The Net Assets of Operations to be Sold at November 30, 2002 and February 28, 2003 are primarily the remaining balance of the inventory, as the liabilities associated with this transaction, totaling $2.9 million and representing primarily environmental liabilities, had been transferred to the Accrued Divestitures reserve at November 30, 2002.

F.	ACCOUNTS RECEIVABLE ASSET-BACKED SECURITIZATION (QUALIFYING SPECIAL PURPOSE ENTITY)

     During the first quarter of 2002, we entered into an agreement with a major U.S. financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, EaglePicher Funding Corporation (“EPFC”). Initially $47.0 million of proceeds from this new facility were used primarily to payoff amounts outstanding under our existing Receivables Loan Agreement with our wholly owned subsidiary, EaglePicher Acceptance Corporation. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. The agreement provides for the continuation of the program on a revolving basis until the earlier of a) the maturity of our senior credit facility, or b) assuming we are able to refinance our senior credit facility, the fourth quarter of 2004.

     We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our Credit Agreement, we include the debt outstanding on EPFC.

     In conjunction with the initial transaction during 2002, we sold $82.5 million of receivables to EPFC, and we incurred charges of $1.5 million, which are included in Interest Expense in the accompanying condensed consolidated statements of income (loss) for the three-months ended February 28, 2002. We continue to service sold receivables and receive a monthly servicing fee from EPFC of approximately 1% per annum of the receivable pool’s average balance. As this servicing fee approximates our cost to service, no servicing asset or liability has been recorded at November 30, 2002 or February 28, 2003. We retain an interest in a portion of the receivables transferred, representing an over collateralization on the securitization. Our involvement with both this over collateralization interest and the transferred receivables is generally limited to the servicing performed. The carrying value of our interest in the receivables is carried at fair value, which is estimated as its net realizable value due to the short duration of the receivables transferred. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances, which is based on our historical results and probable future losses.

     At November 30, 2002, our interest in EPFC, including a service fee receivable, was $29.4 million and the revolving pool of receivables that we serviced totaled $77.5 million. At November 30, 2002, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $46.5 million. During the three months ended February 28, 2002, we sold, outside of the initial sale, $109.0 million of accounts receivable to EPFC. During the same period, EPFC collected $104.5 million of cash that was reinvested in new securitizations. At February 28, 2003, our interest in EPFC, including a service fee receivable, was $29.4 million and the revolving pool of receivables that we serviced totaled $75.0 million. At February 28, 2003, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $43.8 million. During the three months ended February 28, 2003, we sold $138.6 million of accounts receivable to EPFC. During the same period, EPFC collected $130.9 million of cash that was reinvested in new securitizations. The effective interest rate as of February 28, 2003 in the securitization was approximately 2.5%.

G.    LEGAL MATTERS

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

H.    BUSINESS SEGMENT INFORMATION

     Our Automotive Segment provides mechanical and structural parts and raw materials for passenger cars, trucks, vans and sport utility vehicles for original equipment manufacturers and replacement markets. Resources are concentrated in serving the North American, European and Pacific Rim markets. Our Hillsdale operation is a precision-machined components business, and our Wolverine operation is a rubber coated metal products business.

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

     The following data represents financial information about our reportable business segments for the three-months ended February 28, 2002 and 2003. During 2002, we elected to modify our internal methodology of allocating certain expenses from the corporate segment to the operating segments. In the following tables, the financial information for the three-months ended February 28, 2002 has been restated to conform to the new presentation (in thousands of dollars).

	2002	2003

Net Sales
Hillsdale Division	$85,834	$83,282
Wolverine Division	17,648	20,718

Automotive	103,482	104,000

Power Group	22,870	32,283
Precision Products- divested July 17, 2002	1,215	—
Specialty Materials Group	13,031	13,219
Pharmaceutical Services (formerly ChemSyn)	3,405	1,902

Technologies	40,521	47,404

Filtration and Minerals	19,226	18,906

	$163,229	$170,310

Operating Income (Loss)
Automotive	$3,516	$5,141
Technologies	668	8,046
Filtration and Minerals	1,306	(111)
Divested Divisions	(125)	—
Corporate/ Intersegment	(509)	(2,036)

	$4,856	$11,040

	2002	2003

Depreciation and Amortization of Intangibles
Automotive	$9,801	$8,946
Technologies	3,659	1,616
Filtration and Minerals	1,420	1,258
Corporate/ Intersegment	114	(213)

	$14,994	$11,607

I.    SUBSEQUENT EVENT

     In April 2003, we reached an agreement in principle for the sale of certain assets at our Hillsdale U.K. Automotive operation for cash of $1.1 million. In addition, we will be winding down the remaining operations of our Hillsdale U.K. Automotive operation and expect to incur $1.5 million to $2.0 million of shutdown costs during 2003. In addition to the shutdown costs, we believe we will realize a loss of approximately $2.0 million to $3.0 million during the second quarter of 2003 related to this sale. We also believe we will realize net cash proceeds from the sale of this operation of $1.5 million to $2.0 million (including the $1.1 million above related to the sale of the operation) during 2003. We will account for this sale as a Discontinued Operation when we file our second quarter of 2003 Form 10-Q. During the year ended November 30, 2002, our Hillsdale U.K. Automotive operation had $13.9 million in revenues, and as of November 30, 2002, had $11.5 million in total assets, which were comprised of primarily inventory, accounts receivable, and property, plant and equipment. During the three months ended February 28, 2003, the Hillsdale U.K. Automotive operation had $3.4 million in revenues.

J.    SUBSIDIARY GUARANTORS AND NON-GUARANTORS

     Our Credit Agreement and the Senior Subordinated Notes were issued by our wholly owned subsidiary, EaglePicher Incorporated (“EPI”), and are guaranteed on a full, unconditional, and joint and several basis by us and certain of our wholly-owned domestic subsidiaries (“Subsidiary Guarantors”). We have determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors, and such financial statements are not presented. EPI and the Subsidiary Guarantors are subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Senior Subordinated Notes. The following supplemental condensed combining financial statements present information regarding EPI, as the Issuer, the Subsidiary Guarantors and Non-Guarantor Subsidiaries.

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
AS OF NOVEMBER 30, 2002
(in thousands of dollars)

		Guarantors
				Non-Guarantors
		EaglePicher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$27,694	$1	$(4,895)	$7,902	$820	$31,522
Receivables and retained interest, net	2,535	—	31,472	19,097	—	53,104
Costs and estimated earnings in excess of billings	—	—	16,942	—	—	16,942
Intercompany accounts receivable	1,997	—	6,228	2,037	(10,262)	—
Inventories	3,957	—	39,394	13,283	(1,916)	54,718
Net assets of operations to be sold	643	—	—	—	—	643
Prepaid expenses	7,840	—	4,755	4,686	(1,614)	15,667
Deferred income taxes	10,798	—	—	—	—	10,798

	55,464	1	93,896	47,005	(12,972)	183,394
Property, Plant and Equipment, net	24,016	—	129,052	30,337	—	183,405
Investment in Subsidiaries	239,864	58,509	18,286	—	(316,659)	—
Goodwill, net	37,339	—	116,586	13,154	(3,139)	163,940
Prepaid Pension	54,796	—	—	—	—	54,796
Other Assets	14,296	(8,091)	21,744	11,070	(11,513)	27,506

	$425,775	$50,419	$379,564	$101,566	$(344,283)	$613,041

LIABILITIES AND SHAREHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accounts payable	$15,398	$—	$53,151	$15,686	$820	$85,055
Intercompany accounts payable	3,171	—	5,887	1,184	(10,242)	—
Long-term debt-current portion	18,625	—	—	—	—	18,625
Other accrued liabilities	46,313	—	25,128	5,862	—	77,303

	83,507	—	84,166	22,732	(9,422)	180,983
Long-term Debt, less current portion	355,100	—	—	11,491	(11,491)	355,100
Postretirement Benefits Other Than Pensions	17,635	—	—	—	—	17,635
Deferred Income Taxes	—	—	—	—	—	—
Other Long-term Liabilities	8,687	—	—	216	25	8,928

	464,929	—	84,166	34,439	(20,888)	562,646
Intercompany Accounts	(282,707)	24	269,573	23,930	(10,820)	—
Preferred Stock	—	137,973	—	—	—	137,973
Shareholders’ Equity(Deficit)	243,553	(87,578)	25,825	43,197	(312,575)	(87,578)

	$425,775	$50,419	$379,564	$101,566	$(344,283)	$613,041

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
AS OF FEBRUARY 28, 2003
(in thousands of dollars)

		Guarantors
				Non-Guarantors
		EaglePicher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$19,714	$1	$2,178	$10,397	$—	$32,290
Receivables and retained interest, net	2,427	—	30,187	21,168	—	53,782
Costs and estimated earnings in excess of billings	—	—	17,485	2,657	—	20,142
Intercompany accounts receivable	2,783	—	5,863	132	(8,778)	—
Inventories	4,353	—	39,219	12,917	(2,042)	54,447
Net assets of operations to be sold	494	—	—	—	—	494
Prepaid expenses	9,163	—	5,813	3,885	—	18,861
Deferred income taxes	10,798	—	—	—	—	10,798

	49,732	1	100,745	51,156	(10,820)	190,814
Property, Plant and Equipment, net	23,761	—	121,671	31,092	—	176,524
Investment in Subsidiaries	237,685	61,229	17,467	1	(316,382)	—
Goodwill, net	37,339	—	116,586	13,154	(3,139)	163,940
Prepaid Pension	54,613	—	—	—	—	54,613
Other Assets	22,517	(8,091)	22,868	13,082	(24,599)	25,777

	$425,647	$53,139	$379,337	$108,485	$(354,940)	$611,668

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$13,310	$—	$52,473	$9,204	$—	$74,987
Intercompany accounts payable	—	—	124	8,453	(8,577)	—
Long-term debt - current portion	150,393	—	—	—	—	150,393
Other accrued liabilities	44,136	—	21,920	6,530	—	72,586

	207,839	—	74,517	24,187	(8,577)	297,966
Long-term Debt, less current portion	233,600	—	—	12,941	(12,941)	233,600
Postretirement Benefits Other Than Pensions	17,476	—	—	—	—	17,476
Other Long-term Liabilities	7,861	—	131	1,514	—	9,506

	466,776	—	74,648	38,642	(21,518)	558,548
Intercompany Accounts	(286,286)	19	281,711	25,902	(21,346)	—
Preferred Stock	—	141,910	—	—	—	141,910
Shareholders’ Equity (Deficit)	245,157	(88,790)	22,978	43,941	(312,076)	(88,790)

	$425,647	$53,139	$379,337	$108,485	$(354,940)	$611,668

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED FEBRUARY 28, 2002
(in thousands of dollars)

		Guarantors
				Non-Guarantors
		EaglePicher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

Net Sales:
Customers	$11,635	$—	$130,645	$20,949	$—	$163,229
Intercompany	3,623	—	2,826	2	(6,451)	—

	15,258	—	133,471	20,951	(6,451)	163,229

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	8,512	—	110,775	16,936	(6,451)	129,772
Selling and administrative	6,295	—	5,317	1,917	(47)	13,482
Intercompany charges	(2,650)	—	2,466	137	47	—
Depreciation and amortization	1,147	—	9,125	766	—	11,038
Goodwill amortization	934	—	2,775	247	—	3,956
Divestitures	125	—	—	—	—	125

	14,363	—	130,458	20,003	(6,451)	158,373

Operating Income (Loss)	895	—	3,013	948	—	4,856
Other Income (Expense):
Interest (expense) income	(2,931)	—	(7,522)	(1,273)	645	(11,081)
Other income (expense), net	478	—	404	166	(645)	403
Equity in earnings (losses) of consolidated subsidiaries	(4,070)	(6,207)	579	—	9,698	—

Income (Loss) Before Taxes	(5,628)	(6,207)	(3,526)	(159)	9,698	(5,822)
Income Taxes	—	—	12	373	—	385

Net Income (Loss)	$(5,628)	$(6,207)	$(3,538)	$(532)	$9,698	$(6,207)

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED FEBRUARY 28, 2003
(in thousands of dollars)

		Guarantors
				Non-Guarantors
		EaglePicher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

Net Sales:
Customers	$12,714	$—	$128,647	$28,949	$—	$170,310
Intercompany	4,516	—	4,450	314	(9,280)	—

	17,230	—	133,097	29,263	(9,280)	170,310

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	11,085	—	107,192	24,114	(9,279)	133,112
Selling and administrative	6,399	1	6,144	2,007	—	14,551
Intercompany charges	(1,656)	—	1,615	41	—	—
Depreciation and amortization	947	—	9,260	1,400	—	11,607

	16,775	1	124,211	27,562	(9,279)	159,270

Operating Income (Loss)	455	(1)	8,886	1,701	(1)	11,040
Other Income (Expense):
Interest (expense) income	3,273	—	(12,653)	(29)	—	(9,409)
Other income (expense), net	55	—	420	(42)	—	433
Equity in earnings (losses) of consolidated subsidiaries	(2,179)	1,169	510	—	500	—

Income (Loss) Before Taxes	1,604	1,168	(2,837)	1,630	499	2,064
Income Taxes	—	—	10	886	—	896

Net Income (Loss)	$1,604	$1,168	$(2,847)	$744	$499	$1,168

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED FEBRUARY 28, 2002
(in thousands of dollars)

		Guarantors
				Non-Guarantors
		EaglePicher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,628)	$(6,207)	$(3,538)	$(532)	$9,698	$(6,207)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	4,070	6,207	(579)	—	(9,698)	—
Depreciation and amortization	2,891	—	11,745	1,013	—	15,649
Loss from Divestitures	125	—	—	—	—	125
Changes in assets and liabilities, net of effect of non-cash items	36,959	312	59,229	(2,990)	(52,796)	40,714

	38,417	312	66,857	(2,509)	(52,796)	50,281

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of divisions	6,300	—	—	—	—	6,300
Capital expenditures	(232)	—	(4,608)	(266)	—	(5,106)
Other	5	—	1,401	(1,284)	—	122

	6,073	—	(3,207)	(1,550)	—	1,316

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(12,800)	—	(42,452)	—	42,452	(12,800)
Net borrowings (repayments) under revolving credit agreements	(22,000)	—	(14,246)	158	—	(36,088)
Other	—	(312)	483	(15)	—	156

	(34,800)	(312)	(56,215)	143	42,452	(48,732)

Effect of exchange rates on cash	—	—	—	151	—	151

Net increase (decrease) in cash and cash equivalents	9,690	—	7,435	(3,765)	(10,344)	3,016
Intercompany accounts	(6,113)	—	(6,452)	2,288	10,277	—
Cash and cash equivalents, beginning of period	17,145	1	471	6,936	67	24,620

Cash and cash equivalents, end of period	$20,722	$1	$1,454	$5,459	$—	$27,636

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED FEBRUARY 28, 2003
(in thousands of dollars)

		Guarantors
				Non-Guarantors
		EaglePicher	Subsidiary	Foreign
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,604	$1,168	$(2,847)	$744	$499	$1,168
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	2,179	(1,169)	(510)	—	(500)	—
Depreciation and amortization	1,730	—	9,260	1,400		12,390
Changes in assets and liabilities, net of effect of non-cash items	(30,577)	24	(393)	(1,133)	10,936	(21,143)

	(25,064)	23	5,510	1,011	10,935	(7,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(422)	—	(2,437)	(1,044)	—	(3,903)
Proceeds from sale of property and equipment, and other, net	—	—	329	—	—	329

	(422)	—	(2,108)	(1,044)	—	(3,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(4,232)	—	—	—	—	(4,232)
Net borrowings (repayments) under revolving credit agreements	14,500	—	—	—	—	14,500

	10,268	—	—	—	—	10,268

Effect of exchange rates on cash	—	—	—	1,659	—	1,659

Net increase (decrease) in cash and cash equivalents	(15,218)	23	3,402	1,626	10,935	768
Intercompany accounts	7,238	(23)	3,671	869	(11,755)	—
Cash and cash equivalents, beginning of period	27,694	1	(4,895)	7,902	820	31,522

Cash and cash equivalents, end of period	$19,714	$1	$2,178	$10,397	$—	$32,290

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on our experience with environmental remediation matters, we have accrued reserves for our best estimate of remediation costs, and we do not believe that remediation activities will have a material adverse impact on our financial condition, results of operations or cash flows. In addition, in the course of our bankruptcy described in Item 3 of our Form 10-K for the year ended November 30, 2002, filed on March 3, 2003, we obtained an agreement with the U.S. Environmental Protection Agency and the states of Arizona, Michigan and Oklahoma whereby we are limited in our responsibility for environmental sites not owned by us that allegedly arise from pre-bankruptcy activities. We retain all of our defenses, legal or factual, at such sites. However, if we are found liable at any of these sites, we would only be required to pay as if such claims had been resolved in our bankruptcy and therefore our liability is paid at approximately 37%.

     As of November 30, 2002, we had $17.7 million accrued for sold divisions or businesses related to legal and environmental matters, and $2.4 million recorded in other accrued liabilities related to environmental liabilities for our on-going businesses. As of February 28, 2003, we had $15.2 million accrued for sold divisions or businesses related to legal and environmental matters, and $2.2 million recorded in other accrued liabilities related to environmental liabilities for our on-going businesses. We believe such reserves to be adequate under the current circumstances.

     Impairment of Long-Lived Assets, including Goodwill

     We review for impairment the carrying value of our long-lived assets held for use and assets to be disposed of. For all assets excluding goodwill, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is greater than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. Effective December 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this new accounting standard, we no longer amortize our goodwill and will be required to complete an annual impairment test. We have determined that we have six reporting units, as defined in SFAS No. 142, within our three reportable business segments. We have completed our initial impairment test required by this accounting standard and have determined there was no impairment charge related to the adoption of this accounting standard on December 1, 2002. These impairment tests require us to forecast our future cash flows, which requires significant judgment. As of November 30, 2002 and February 28, 2003, we had recorded $163.9 million of goodwill. In addition as of November 30, 2002, we had recorded $183.4 million of property, plant, and equipment, net (our primary long-lived asset), and as of February 28, 2003 we had recorded $176.5 million of property, plant, and equipment, net.

     Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. Generally, all of these conditions are met at the time we ship our products to our customers. Net Sales and Cost of Products Sold include transportation costs. For certain products sold under fixed-price contracts and subcontracts with various United States Government agencies and aerospace and defense contractors, we utilize the percentage-of-completion method of accounting. When we use the percentage-of-completion method, we measure our percent complete based on total costs incurred to date as compared to our best estimate of total costs to be incurred.

     Under the percentage-of-completion method, contract costs include direct material, labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $0.5 million at November 30, 2002 and February 28, 2003. The percentage of completion method requires a higher degree of judgment and use of estimates than other revenue recognition methods. The primary judgments and estimates involved include our ability to accurately estimate the contracts’ percent complete and the reasonableness of the estimated costs to complete as of each financial reporting period.

     Pension and Postretirement Benefit Plan Assumptions

     We sponsor pension plans covering substantially all employees who meet certain eligibility requirements. We also sponsor postretirement benefit plans that make health care and life insurance benefits available for certain employees. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as discount rate, expected return on plan assets, rate of increase of health care costs and rate of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement benefits expenses we have recorded or may record in the future. Assuming a constant employee base, the most important estimate associated with our post retirement plan is the assumed health care cost trend rate. As of November 30, 2002, a 100 basis point increase in this estimate would increase the expense by approximately $0.2 million. A similar analysis for the expense associated with our pension plans is more difficult due to the variety of assumptions; plan types and regulatory requirements for these plans around the world. However, for example, our U.S. plans, which represent approximately 90% of the consolidated projected benefit obligation at November 30, 2002, a 25 basis point change in the discount rate, would change the annual pension expense by approximately $0.8 million, and the annual post-retirement expense by approximately $0.1 million. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $0.6 million.

     Legal Contingencies

     We are a defendant in numerous litigation and regulatory matters including those involving environmental law, employment law and patent law, as discussed in Note G to the condensed consolidated financial statements. As required by SFAS No. 5, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel and environmental experts handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should these matters result in an adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such judgment or settlement occurs.

     Estimates Used Relating to Restructuring, Divestitures and Asset Impairments

     Over the last several years we have engaged in significant restructuring actions and divestitures, which have required us to develop formalized plans as they relate to exit activities. These plans have required us to utilize significant estimates related to salvage values of assets that were made redundant or obsolete. In addition, we have had to record estimated expenses for severance and other employee separation costs, lease cancellation and other exit costs. Given the significance of, and the timing of the execution of such actions, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Our policies, as supported by current authoritative guidance, require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As we continue to evaluate the business, there may be supplemental charges for new plan initiatives as well as changes in estimates to amounts previously recorded as payments are made or actions are completed.

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

     Risk Management Activities

     We are exposed to market risk including changes in interest rates, currency exchange rates and commodity prices. We use derivative instruments to manage our interest rate and foreign currency exposures. We do not use derivative instruments for speculative or trading purposes. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. Accounting for derivative instruments is complex, as evidenced by the significant interpretations of the primary accounting standard, and continues to evolve. As of November 30, 2002 we had $13.5 million and at February 28, 2003 we had $12.9 million of foreign forward exchange contracts. In addition, at November 30, 2002 and February 28, 2003, we had $90.0 million of interest rate swap contracts to hedge our interest rate risks.

     Other Significant Accounting Policies

     Other significant accounting policies, not involving the same level of uncertainties as those discussed above, are nevertheless important to an understanding of our financial statements. See Note B to the consolidated financial statements, Summary of Significant Accounting Policies, included in our Form 10-K for the year ended November 30, 2002, filed on March 3, 2003, which discusses accounting policies that must be selected by us when there are acceptable alternatives.

Results of Operations

     The following summary financial information about our industry segment data is presented to gain a better understanding of the narrative discussion below about our business segments. See Note O in our Form 10-K for the year ended November 30, 2002, filed on March 3, 2003, for additional financial information by segment. All references herein to years are to the three-months ended February 28 unless otherwise indicated (in thousands of dollars).

     As discussed in Note Q to our financial statements for the year ended November 30, 2002, the accompanying 2002 financial statements have been restated to reflect the appropriate adoption of EITF 00-10 which resulted in an increase to Net Sales and Cost of Products Sold for transportation costs billed to our customers. This restatement had no impact on operating income, net income or cash flows. The following discussion and analysis gives effect to the restatement.

	2002	2003	Variance	%

Net Sales
Hillsdale Division	$85,834	$83,282	$(2,552)	(3.0)
Wolverine Division	17,648	20,718	3,070	17.4

Automotive	103,482	104,000	518	0.5

Power Group	22,870	32,283	9,413	41.2
Precision Products- divested July 17, 2002	1,215	—	(1,215)	(100.0)
Specialty Materials Group	13,031	13,219	188	1.4
Pharmaceutical Services (formerly ChemSyn)	3,405	1,902	(1,503)	(44.1)

Technologies	40,521	47,404	6,883	17.0

Filtration and Minerals	19,226	18,906	(320)	(1.7)

	$163,229	$170,310	$7,081	4.3

Operating Income (Loss)
Automotive	$3,516	$5,141	$1,625	46.2
Technologies	668	8,046	7,378	1,104.5
Filtration and Minerals	1,306	(111)	(1,417)	(108.5)
Divested Divisions	(125)	—	125	100.0
Corporate/ Intersegment	(509)	(2,036)	(1,527)	(300.0)

	$4,856	$11,040	$6,184	127.3

          Automotive Segment

     Sales in our Automotive Segment increased $0.5 million, or 0.5%, to $104.0 million in 2003 from $103.5 million in 2002. The Wolverine division sales increased $3.1 million, or 17.4%, due primarily to an 11% volume increase as a result of increased penetration of the aftermarket and small engine markets, and favorable foreign currency as a result of the strengthening of the Euro. Approximately 38.8% of the Wolverine division’s sales are from Europe. Partially offsetting the Wolverine division’s sales increase was a $2.6 million, or 3.0%, decline in our Hillsdale division’s sales due to (a) a $2.8 million decline in transmission pump sales related to a program phase-out, and (b) a $1.3 million decline in sales of our Hillsdale U.K. Automotive operation, which is in the process of being sold. These decreases are partially offset by a modest increase in North American sales due to the increase in automotive builds in 2003 compared to 2002. The pending sale of the Hillsdale U.K. Automotive operation is discussed in Note I of Item 1 of this report. We anticipate that the net charge to our earnings related to this divestiture will be approximately $3.5 million to $5.0 million in 2003, with net cash proceeds of approximately $1.5 million to $2.0 million.

     Operating income increased $1.6 million, or 46.2%, to $5.1 million in 2003 from $3.5 million in 2002. This improved performance was primarily due to a $0.9 million reduction in depreciation and amortization expense due to the elimination of $2.0 million of goodwill amortization expense in 2003 compared to 2002 (due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which no longer requires the amortization of goodwill), which was partially offset by a $1.1 million increase in tooling amortization expenses. The remaining $0.7 million of operating income improvement was primarily due to favorable foreign currency exchange rates. Productivity improvements and improved sales mix were largely offset by price decreases ($0.9 million) and higher wage and benefit costs in unionized facilities ($0.8 million).

          Technologies Segment

     Sales in our Technologies Segment increased $6.9 million, or 17.0%, to $47.4 million in 2003 from $40.5 million in 2002. Excluding sales from our Precision Products business, which we divested in July 2002, this segment’s sales increased $8.1 million, or 20.6%. Sales in the Power Group increased $9.4 million, or 41.2%, during 2003 compared to 2002, which was partially offset by a decrease of $1.5 million in our Pharmaceutical Services businesses. The increase in our Power Group sales is primarily related to new programs, improved pricing, and increased spending in our defense power business, as well as a $1.0 million, or 43%, increase in our commercial power sales, as a result of new initiatives in the commercial market. Decreased sales in our Pharmaceutical Services business is the result of lower sales to our larger customers and short-term operational issues. Sales increased $0.2 million in our Specialty Materials Group due primarily to continued strong demand for enriched Boron related products which increased $2.2 million, or 50.7%, partially offset by the continued decline of Germanium and the exiting of our Gallium-based products sold to the telecommunications, fiber optics, and semiconductor markets.

     Operating income increased $7.4 million to $8.0 million in 2003 from $0.6 million in 2002. This improved performance resulted primarily from operational improvements of $5.5 million related to higher sales volumes, productivity initiatives, improved sales mix and pricing, as well as $1.2 million of lower legal expenses and settlement charges in 2003 compared to 2002. In addition, the elimination of $1.9 million of goodwill amortization expense during 2003 compared to 2002 due to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, contributed to the improved performance.

          Filtration and Minerals Segment

     Sales in our Filtration and Minerals Segment decreased $0.3 million, or 1.7%, to $18.9 million in 2003 from $19.2 million in 2002.

     Operating results decreased $1.4 million to a loss of $0.1 million in 2003 from income of $1.3 million in 2002. The decreased earnings were due to severance and recruiting costs of $0.5 million related to restructuring the segment’s management team and additional freight costs of $0.8 million largely related to the resolution of disputed freight claims with a former carrier.

          Company Discussion

     Net Sales. Net sales increased $7.1 million, or 4.3%, to $170.3 million in 2003 from $163.2 million in 2002. Excluding the sale in July 2002 of our Precision Products business included in our Technologies Segment, our net sales increased $8.3 million, or 5.1%, in 2003 compared to 2002. This increase was primarily driven by a $9.4 million increase in our Technologies Segment’s Power Group due primarily to new programs, improved pricing, and increased spending in our defense power business, as well as a $1.0 million, or 43%, increase in our commercial power sales, as a result of new initiatives in the commercial market, and a $3.1 million increase in our Automotive Segment’s Wolverine division due primarily to the penetration of the aftermarket and small engine markets. These increases were partially offset by reduced sales of $2.6 million in our Automotive Segment’s Hillsdale division due to the continued phase out of an automotive transmission pump program and lower sales at our Hillsdale U.K. Automotive operation, which is in the process of being sold.

     Cost of Products Sold (exclusive of depreciation). Our gross margins increased by $3.7 million from $33.5 million in 2002 to $37.2 million in 2003 as a result of higher volumes, improved sales mix, and productivity improvements. Our gross margin increased 1.3 points to 21.8% in 2003 from 20.5% in 2002, despite a negative impact of $0.5 million (0.3 points) in pension costs. The margin rate improvement was primarily a result of productivity improvements in our Automotive and Technologies Segments.

     Selling and Administrative. Selling and administrative expenses increased $1.1 million, or 7.9%, to $14.6 million in 2003 from $13.5 million in 2002. The increase is primarily attributable to $0.7 million for increased compensation costs related to our long-term and annual management bonus plans, higher insurance costs, wage increases, and increased selling costs due to higher sales volumes.

     Goodwill Amortization. Due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, no goodwill amortization expense was recorded 2003 while 2002 included $3.9 million of goodwill amortization expense. This new accounting standard required that we cease the amortization of goodwill, effective December 1, 2002, and complete an annual impairment test to determine if an impairment charge has occurred. We have completed our initial impairment test as required by this accounting standard and have determined that our goodwill was not impaired at the time of we adopted this accounting standard.

     Interest Expense. Interest expense was $11.1 million in 2002 and $9.4 million in 2003. Included in interest expense in 2002 are $1.5 million in fees and other costs, primarily related to our accounts receivable asset-backed securitization (see Accounts Receivable Asset-Backed Securitization under Liquidity and Capital Resources). Excluding these $1.5 million in fees and other costs in 2002, our 2002 interest expense was $9.6 million. This represents a decrease of 2.1%, or $0.2 million, in 2003 compared to 2002. The decrease in interest expense is due to lower interest rates and lower debt levels.

     Income (Loss) Before Taxes. Income (Loss) Before Taxes improved $7.9 million in 2003 to income of $2.1 million in 2003 compared to a loss of $5.8 million in 2002. This improvement is primarily related to:

a.	$3.7 million of higher gross margin due to increased sales volume and a 1.3 point gross margin rate improvement for the reasons discussed above,

b.	$3.9 million of goodwill amortization expense in 2002 which we are no longer required to expense with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on December 1, 2002,

c.	$1.5 million of additional interest expense in 2002 related to our accounts receivable asset-backed securitization (see Accounts Receivable Asset-Backed Securitization under Liquidity and Capital Resources), and

d.	$1.1 million increase in Selling and Administrative expense, as discussed above.

     Income Taxes. Income tax provision was $0.9 million in 2003 compared to $0.4 million in 2002. The provision in 2003 and 2002 relates to the allocation of income and loss between the United States and foreign jurisdictions and represents the estimated tax that will be due in certain jurisdictions where no tax benefit can be assured from utilizing previous losses. There is no U.S. Federal or state net tax benefit or provision recorded during 2002 and 2003.

     Net Income (Loss). The net income (loss) improved $7.4 million to net income of $1.2 million in 2003 from a net loss of $6.2 million in 2002. The improved net income (loss) is the result of the items discussed above.

     Preferred stock dividend accretion of $3.9 million in 2003 decreased our net income of $1.2 million to a net loss applicable to common shareholders of $2.8 million. In 2002, preferred stock dividend accretion of $3.5 million increased the net loss of $6.2 million to a net loss applicable to common shareholders of $9.7 million.

     Company Outlook. Projected sales for 2003 are estimated to be in the range of $670.0 million to $700.0 million compared to $696.8 million in 2002. The 2003 sales range is primarily attributed to the current uncertainty regarding industry forecasted automotive builds for 2003. Also, the sales estimate for 2003 reflects the anticipated decrease in sales of approximately $15.0 million related to the phase-out of an automotive transmission pump program in our Hillsdale Division, as well as our decision to sell our Hillsdale U.K. Automotive operation, which will have approximately $10.0 million less sales in 2003 compared to 2002.

     We are projecting 2003 Operating Income to be in the range of $53.5 million to $57.5 million. This amount includes $45.0 million of depreciation and amortization of intangibles, and excludes $0.5 million of non-operating income. These Operating Income estimates also include $3.0 million of expense related to non-cash provisions for our long-term bonus program, which are added back to Operating Income for purposes of determining our debt covenant calculations. In 2002, our Operating Income was $5.3 million, which included $64.0 million in depreciation and amortization of intangibles expense, and excluded $1.6 million of non-operating income. This projected improved Operating Income, despite lower sales, primarily reflects:

a.	the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill, effective December 1, 2002 (approximately $16.0 million)

b.	a reduction of special charges of approximately $26.0 million in 2002 related to legal expenses and legal settlements, divestitures, restructuring expenses and other unusual charges,

c.	improved sales mix in our Technologies and Automotive Segments, and improved pricing in our Technologies Segment,

d.	cost reductions and productivity initiatives across all businesses,

e.	an approximate $4.8 million increase in our pension expense, from $3.8 million of income in 2002 (excluding special termination benefits incurred in 2002) to an estimated $1.0 million of expense in 2003, and

f.	approximately $2.0 million in increased compensation costs related to our long-term and annual management bonus plans.

     On the basis of these projections, we believe we will be in compliance with all covenants under our various credit facilities during 2003.

Liquidity and Capital Resources

     Our cash flows from operations and availability under our credit facilities are considered adequate to fund our short-term capital needs. As of February 28, 2003, we had $43.8 million unused under our senior credit agreement. However, due to various financial covenant limitations under our senior credit agreement measured at the end of each quarter, on February 28, 2003, we could only incur an additional $39.9 million of indebtedness.

     At February 28, 2003, we were in compliance with all our debt covenants. Also, based on our projections for 2003, we expect to remain in compliance with all covenants. Our senior secured credit agreement expires in February 2004. We will need to replace or extend this facility before that date. Although there are no guarantees this can be accomplished, based on the projections described in the Company Outlook section under the Results of Operations above and discussion with potential lenders, we believe we can obtain a new credit facility sufficient to meet our long-term capital requirements. As described below under Accounts Receivable Asset-Backed Securitization, our qualifying special purpose entity, which is an important element of our liquidity and capital resources will terminate upon the expiration of our senior credit agreement unless the senior credit agreement is refinanced.

     All references herein to years are to the three-months ended February 28 unless otherwise indicated.

     Cash Flows

     Operating Activities. Net cash used in operating activities during 2003 was $7.6 million compared to net cash provided by operating activities of $50.3 million in 2002, which includes $43.8 million as a result of selling certain of our receivables to an unconsolidated qualifying special purpose entity, as discussed below in Accounts Receivable Asset-Backed Securitization. The remaining difference between 2003 and 2002 operating activities is primarily the use of cash for our accrued liabilities of $4.7 million in 2003, compared to a source of cash of $6.3 million in accrued liabilities in 2002. This change is primarily related to 2003 spending on restructuring and legal settlement matters which were expensed during 2002. Approximately $8.0 million of 2002 litigation settlements were paid in the first quarter of 2003.

     Investing Activities. Investing activities used $3.6 million in cash during 2003 compared to providing $1.3 million in 2002. During 2002, $6.3 million was provided by proceeds from the sale of our Construction Equipment Division, which represented our former Machinery Segment, which was offset by capital expenditures of $5.1 million in 2002. During 2003, our net cash used in investing activities was primarily for capital expenditures. We expect our capital expenditures during 2003 will be approximately $22.0 million to $25.0 million, with the largest increase in our Technologies Segment.

     Financing Activities. Financing activities provided $10.3 million during 2003 compared to using $48.7 million during 2002. During 2002, we used $36.1 million to reduce our revolving credit facility, primarily from proceeds associated with the sale of our receivables to an unconsolidated qualifying special purpose entity, as discussed below under Accounts Receivable Asset-Backed Securitization. Both regularly scheduled debt payments and the proceeds from the sale of CED resulted in a $12.8 million decline in our long-term debt during 2002. During 2003, we used $14.5 million under our revolving credit facility to pay off $4.2 million of long-term debt, and to fund our capital expenditures and reductions in accounts payable and accrued liabilities.

     Accounts Receivable Asset-Backed Securitization (Qualifying Special Purpose Entity)

     During the first quarter of 2002, we entered into an agreement with a major U.S. financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, EaglePicher Funding Corporation (“EPFC”). Initially $47.0 million of proceeds from this new facility were used primarily to payoff amounts outstanding under our existing Receivables Loan Agreement with our wholly owned subsidiary, EaglePicher Acceptance Corporation. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. The agreement provides for the continuation of the program on a revolving basis until the earlier of a) the maturity of our senior credit facility, or b) assuming we are able to refinance our senior credit facility, the fourth quarter of 2004.

     We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our Credit Agreement, we include the debt outstanding on EPFC.

     In conjunction with the initial transaction during 2002, we sold $82.5 million of receivables to EPFC, and we incurred charges of $1.5 million, which are included in Interest Expense in the accompanying condensed consolidated statements of income (loss) for the three-months ended February 28, 2002. We continue to service sold receivables and receive a monthly servicing fee from EPFC of approximately 1% per annum of the receivable pool’s average balance. As this servicing fee approximates our cost to service, no servicing asset or liability has been recorded at November 30, 2002 or February 28, 2003. We retain an interest in a portion of the receivables transferred, representing an over collateralization on the securitization. Our involvement with both this over collateralization interest and the transferred receivables is generally limited to the servicing performed. The carrying value of our interest in the receivables is carried at fair value, which is estimated as its net realizable value due to the short duration of the receivables transferred. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances, which is based on our historical results and probable future losses.

     At November 30, 2002, our interest in EPFC, including a service fee receivable, was $29.4 million and the revolving pool of receivables that we serviced totaled $77.5 million. At November 30, 2002, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $46.5 million. At February 28, 2003, our interest in EPFC, including a service fee receivable, was $29.4 million and the revolving pool of receivables that we serviced totaled $75.0 million. At February 28, 2003, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $43.8 million. The effective interest rate as of February 28, 203 in the securitization was approximately 2.5%.

     We believe that EPFC is an important element of our ability to manage our liquidity, capital resources and credit risk with certain major customers.

     Accounts Receivable Asset-Backed Securitization (Qualifying Special Purpose Entity) Financial Covenants

     EPFC has two financial covenants contained in its asset-backed securitization agreement. They are a minimum fixed charge coverage ratio (the ratio of total EBITDA (earnings before interest, taxes, depreciation and amortization) minus capital expenditures to the sum of interest expense, scheduled payments of principal on debt, cash income taxes, and cash dividends, all as defined in the agreement), and a minimum EBITDA (as defined in the agreement) amount. These ratios and amounts are calculated based on the financial statement amounts of EaglePicher Holdings, Inc. and EPFC, which is not consolidated in our financial statements as EPFC is an off balance sheet qualifying special purpose entity.

     As of February 28, 2003, we were in compliance with the covenant calculations described above. Additionally, based on the required calculations, we could have had $30.6 million less in EBITDA (as calculated above) minus actual capital expenditures, or $22.5 million more of interest expense, scheduled payments of principal on debt, cash income taxes, and cash dividends, and continued to remain in compliance with EPFC’s financial covenants.

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

     Capitalization

     Our capitalization, which excludes the debt of our off-balance sheet qualifying special purpose entity, consisted of the following at (in thousands of dollars):

	November 30,	February 28,
	2002	2003

Credit Agreement:
Revolving credit facility, due February 27, 2004	$121,500	$136,000
Term loan, due 2003	16,925	12,693
Senior Subordinated Notes, 9.375% interest, due 2008	220,000	220,000
Industrial Revenue Bonds, 1.8% to 2.2% interest, due 2005	15,300	15,300

	373,725	383,993
Preferred Stock	137,973	141,910
Shareholders’ Deficit	(87,578)	(88,790)

	$424,120	$437,113

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

     At February 28, 2003, we had $40.2 million in outstanding letters of credit under the Facility, which together with borrowings of $136.0 million, made our available borrowing capacity $43.8 million. However, due to various financial covenant limitations under the Credit Agreement, we could only incur an additional $39.9 million of indebtedness at February 28, 2003. The Credit Agreement also contains certain fees. There are fees for letters of credit equal to 2.75% per annum for all issued letters of credit, and there is a commitment fee on the Facility equal to 0.5% per annum of the unused portion of the Facility. If we meet or fail to meet certain financial benchmarks, the interest rate spreads on the borrowing, the commitment fees and the fees for letters of credit may be reduced or increased.

     The Credit Agreement is secured by our capital stock, the capital stock of our domestic United States subsidiaries, a certain portion of the capital stock of our foreign subsidiaries, and substantially all other property of our United States subsidiaries. Additionally, the Credit Agreement is guaranteed by us and certain of our subsidiaries.

     The Credit Agreement contains covenants that restrict our ability to declare dividends or redeem capital stock, incur additional debt or liens, alter existing debt agreements, make loans or investments, form joint ventures, undergo a change in control or engage in mergers, acquisitions or asset sales. These covenants also limit the annual amount of capital expenditures and require us to meet certain minimum financial ratios. For purposes of calculating our debt compliance under our Credit Agreement, we include the debt outstanding on EPFC, our off-balance sheet qualifying special purpose entity. See Accounts Receivable Asset-Backed Securitization above for a detailed discussion of EPFC. Also, see Credit Agreement Financial Covenants below for a summary of the debt covenant requirements. We were in compliance with all covenants at February 28, 2003.

     Senior Subordinated Notes. Our Senior Subordinated Notes, due in 2008, require semi-annual interest payments on September 1 and March 1. The Senior Subordinated Notes, which are unsecured, are redeemable at our option, in whole or in part, any time after February 28, 2003 at set redemption prices. We are required to offer to purchase the Senior Subordinated Notes at a set redemption price should there be a change in control. The Senior Subordinated Notes contain covenants which restrict or limit our ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. We are in compliance with these covenants at February 28, 2003. The Senior Subordinated Notes are guaranteed by us and certain of our subsidiaries.

     Industrial Revenue Bonds. Our industrial revenue bonds require monthly interest payments at variable interest rates based on the market for similar issues and are secured by letters of credit issued under the Facility described above.

     Preferred Stock. Our preferred stock increased $3.9 million during 2003 as a result of mandatory dividend accretion. Commencing March 1, 2003, dividends on our Cumulative Redeemable Exchangeable Preferred Stock became cash payable at 11.75% per annum; the first semiannual dividend payment of $8.3 million is due September 1, 2003. If we do not pay cash dividends on the preferred stock, then holders of the preferred stock become entitled to elect a majority of our Board of Directors. Dakruiter S.A., a company controlled by Granaria Holdings B.V., our controlling common shareholder, holds a majority of our preferred stock, and therefore Granaria Holdings B.V. would continue to be able to elect our entire Board of Directors.

     Granaria Holdings B.V. and certain executive officers have agreed to buy the 69,500 shares of our Common Stock held in our Treasury for $13.00 per share, or a total price of $0.9 million. This transaction is expected to be completed in the second quarter of 2003. In addition, Granaria Holdings B.V. and certain executive officers have agreed to purchase for $13.00 per share any future common stock re-purchases by us.

     Shareholders’ Deficit. Our shareholders’ deficit increased in 2003 primarily due to the required accretion of our preferred stock discussed above, which was partially offset by our comprehensive income of $2.7 million.

     Credit Agreement Financial Covenants

     There are three financial covenants contained in our senior secured credit agreement. They are a leverage ratio (the ratio of total debt less cash on the balance sheet to EBITDA, as defined in the agreement), an interest coverage ratio (the ratio of EBITDA, as defined in the agreement, to interest expense) and a fixed charge coverage ratio (the ratio of EBITDA, as defined in the agreement, to the sum of interest expense plus required principal payments plus cash dividends paid plus income taxes paid). For purposes of determining outstanding debt under our Credit Agreement, we include the debt outstanding on EPFC, our off-balance sheet qualifying special purpose entity. See Accounts Receivable Asset-Backed Securitization above for a detailed discussion of EPFC.

     As of February 28, 2003, we were in compliance with the covenant calculations described above. Additionally, for purposes of the leverage ratio defined above, we could have had $15.2 million less in EBITDA, or $72.2 million more in total debt less cash on the balance sheet and continued to remain in compliance with the Credit Agreement’s financial covenants.

     As discussed above under Accounts Receivable Asset-Backed Securitization (Qualifying Special Purpose Entity) Financial Covenants, as of February 28, 2003, we were in compliance with the covenants in our securitization Additionally, based on the required calculations of the securitization, we could have had $30.6 million less in EBITDA (as calculated above in accordance with the securitization) minus actual capital expenditures, or $22.5 million more of interest expense, scheduled payments of principal on debt, cash income taxes, and cash dividends, and continued to remain in compliance with the securitization’s financial covenants.

     The following table presents the required ratios and the actual ratios.

			Minimum
		Minimum	Fixed Charge
	Maximum	Interest	Coverage
	Leverage Ratio	Coverage Ratio	Ratio
	(not more than)	(not less than)	(not less than)

November 30, 2002
Required	4.75	2.00	1.25
Actual	4.02	2.63	1.65
February 28, 2003
Required	4.75	2.25	1.35
Actual	4.02	2.75	1.74
May 31, 2003
Required	4.50	2.25	1.35
August 31, 2003
Required	4.25	2.25	1.40
November 30, 2003
Required	4.25	2.50	1.40

     Based on our projections for 2003, which are described under the Company Outlook section under the Results of Operations above, we expect to remain in compliance with all covenants. However, any adverse changes in actual results from projections, along with the contractual tightening of the covenants under the Credit Agreement, would place us at risk of not being able to comply with all of the covenants of the Credit Agreement. In the event we cannot comply with the terms of the Credit Agreement as currently written, it would be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations will be successful. In addition, EPFC would be in default under our accounts receivable asset-backed securitization, described above, and we would need to obtain a waiver. Any agreements to amend the covenants and/or obtain waivers would likely require us to pay a fee and increase the interest rate payable under the Credit Agreement. The amount of such fee and increase in interest rate would be determined in the negotiations of the amendment.

     Contractual Obligations and Other Commercial Commitments

     We have included a summary of our Contractual Obligations and Other Commercial Commitments in our annual report on Form 10-K for the year ended November 30, 2002, filed on March 3, 2003. There have been no material changes to the summary provided in that report.

     Earnings to Fixed Charges and Preferred Stock Dividends

     During 2003, our earnings were insufficient to cover fixed charges and preferred stock dividends by $1.9 million, and in 2002, our earnings were insufficient to cover fixed charges and preferred stock dividends by $9.3 million. This improvement is primarily related to our improved operating performance, and our adoption of SFAS No. 142 on December 1, 2002, which no longer requires us to recognize goodwill amortization expense.

Recently Released or Adopted Accounting Standards

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Intangible Assets” and effective December 1, 2002, we adopted this standard. This standard addresses goodwill and other intangible assets that have indefinite useful lives and, as such, prescribes that these assets will not be amortized, but rather tested, at least annually, for impairment. This standard also provides specific guidance on performing the annual impairment test for goodwill and intangibles with indefinite lives. Under this new accounting standard, we no longer amortize our goodwill and are required to complete an annual impairment test. We have had approximately $16.0 million of goodwill amortization per year that is no longer recognized as expense. We have determined that we have six reporting units, as defined in SFAS No. 142, within our three reportable business segments. We have completed our initial impairment test as of December 1, 2002 and determined that no impairment charge exists.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement did not have a material impact on our financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 does not affect the accounting for guarantees issued prior to the effective date, unless the guarantee is modified subsequent to December 31, 2002. We adopted the disclosure requirements on December 1, 2002, and the initial recognition and measurement provisions in our February 28, 2003 financial statements. The adoption of FIN 45 did not have a material impact on our financial condition or results of operations.

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

Forward Looking Statements

     This report contains statements which, to the extent that they are not statements of historical fact, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “anticipate,” “project,” “intend,” “believe,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward looking statements in this report include, but are not limited to, any statements under the “Company Outlook” heading. Such forward-looking information involves risks and uncertainties that could cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to maintain existing relationships with customers, demand for our products, our ability to successfully implement productivity improvements and/or cost reduction initiatives, our ability to develop, market and sell new products, our ability to obtain raw materials, increased government regulation or changing regulatory policies resulting in conditions, acquisitions and divestitures, technological developments and changes in the competitive environment in which we operate. Persons reading this report are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We have included a summary of our Quantitative and Qualitative Disclosure About Market Risk in our annual report on Form 10-K for the year ended November 30, 2002, filed on March 3, 2003. There have been no material changes to the summary provided in that report.

Item 4.   Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Please refer to Note G regarding Legal Matters contained in Part I, Item 1 of this report, which is incorporated by reference in this Part II, as its Item 1.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.66	—	EaglePicher Incorporated (formerly Eagle-Picher Industries, Inc.)2002 Long-term Bonus Program

10.67	—	Amended and Restated Executive Employment Agreement dated December 1, 2002 between EaglePicher Incorporated and John W. Weber

12.1	—	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

(b)  Reports on Form 8-K

•	Form 8-K, filed January 16, 2003, concerning our press release dated January 16, 2003

•	Form 8-K, filed January 31, 2003, concerning our press release dated January 31, 2003

•	Form 8-K, filed March 4, 2003, concerning our press release dated March 3, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER HOLDINGS, INC.

/s/ Thomas R. Pilholski

Thomas R. Pilholski Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:  April 14, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER INCORPORATED

/s/ Thomas R. Pilholski

Thomas R. Pilholski Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:   April 14, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAISY PARTS, INC.

/s/ Thomas R. Pilholski

Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE:   April 14, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER DEVELOPMENT CO., INC.

/s/ Thomas R. Pilholski

Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: April 14, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER FAR EAST, INC.

/s/ Thomas R. Pilholski

Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: April 14, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER FILTRATION AND MINERALS, INC.

/s/ Thomas R. Pilholski

Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: April 14, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER TECHNOLOGIES, LLC

/s/ Bradley J. Waters

Bradley J. Waters Vice President and Chief Financial Officer (Principal Financial Officer)

DATE April 14, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLSDALE TOOL & MANUFACTURING CO.

/s/ Thomas R. Pilholski

Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: April 14, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPMR CORPORATION

/s/ Thomas R. Pilholski

Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: April 14, 2003

CERTIFICATIONS

I, John H. Weber, President and Chief Executive Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of EaglePicher Holdings, Inc. , EaglePicher Incorporated, Daisy Parts, Inc., EaglePicher Development Co., Inc., EaglePicher Far East, Inc., EaglePicher Filtration and Minerals, Inc., EaglePicher Technologies, LLC, Hillsdale Tool & Manufacturing Co. and EPMR Corporation;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN H. WEBER	Date: April 14, 2003

John H. Weber, President and Chief Executive Officer

I, Thomas R. Pilholski, Senior Vice President and Chief Financial Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of EaglePicher Holdings, Inc. , EaglePicher Incorporated, Daisy Parts, Inc., EaglePicher Development Co., Inc., EaglePicher Far East, Inc., EaglePicher Filtration and Minerals, Inc., EaglePicher Technologies, LLC, Hillsdale Tool & Manufacturing Co. and EPMR Corporation;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS R. PILHOLSKI	Date: April 14, 2003

Thomas R. Pilholski, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number

10.66	—	EaglePicher Incorporated (formerly Eagle-Picher Industries, Inc.) 2002 Long-term Bonus Program

10.67	—	Amended and Restated Executive Employment Agreement dated December 1, 2002 between EaglePicher Incorporated and John W. Weber

12.1	—	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends