Form 10-K
period 2003-11-30
EAGLE PICHER HOLDINGS INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER FILTRATION & MINERALS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC; EAGLE PICHER INC
filed 2004-02-17
CIK 1059364, 1059567, 1059568, 1059570, 1059572, 1059573, 1059575, 1059576, 30927

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the fiscal year ended November 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 333-49957-01

EaglePicher Holdings, Inc.

A Delaware Corporation

I.R.S. Employer Identification

No. 13-3989553

3402 East University Drive, Phoenix, Arizona 85034

Registrant’s telephone number, including area code:

602-794-9600

     Securities registered pursuant to Section 12(b) of the Act:

None

     Securities registered pursuant to Section 12(g) of the Act:

None

*	EAGLEPICHER HOLDINGS, INC. IS FILING THIS REPORT VOLUNTARILY IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE TERMS OF 11 3/4% SERIES B CUMULATIVE EXCHANGEABLE PREFERRED STOCK AND IS NOT REQUIRED TO FILE THIS REPORT PURSUANT TO EITHER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          1,000,000 shares of common capital stock, $0.01 par value each, were outstanding at February 12, 2004

TABLE OF ADDITIONAL REGISTRANTS

State or Other
	Jurisdiction of	I.R.S. Employer
	Incorporation or	Identification
Name of Registrant	Organization	Number

EaglePicher Incorporated	Ohio	31-0268670
Carpenter Enterprises, Inc.	Michigan	38-2752092
Daisy Parts, Inc.	Michigan	38-1406772
Eagle-Picher Far East, Inc.	Delaware	31-1235685
EaglePicher Filtration & Minerals, Inc.	Nevada	31-1188662
EaglePicher Technologies, LLC	Delaware	31-1587660
EaglePicher Automotive, Inc.	Michigan	38-0946293
EaglePicher Pharmaceutical Services, LLC	Delaware	74-3071334

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      Certain of the matters discussed in this report may constitute forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these terms or other comparable words, or by discussions of strategy, plans or intentions. Statements in this report which are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements.

PART I

Item 1.     Business

General

      We are a diversified manufacturer of advanced technology and industrial products that are used in the automotive, defense, aerospace, environmental testing, medical implant devices, pharmaceutical services, nuclear energy and food and beverage industries, in addition to other industrial arenas. Our long history of innovation in technology and engineering has helped us become a leader in certain markets in which we compete. Headquartered in Phoenix, Arizona, we have domestic operations throughout the United States and international operations in Mexico, Germany, Canada and Asia.

      Our business consists of three operating segments: the Automotive Segment, the Technologies Segment and the Filtration and Minerals Segment.

•	Our Automotive Segment is operated under two separate divisions, the Hillsdale division and the Wolverine division. The Hillsdale division produces Noise, Vibration, Harshness (“NVH”) dampers for engine crankshafts and drivelines, yokes and flanges, transmission and engine pumps, automatic transmission filtration products, chassis corners and knuckle assemblies and other precision machined components. The Wolverine division produces rubber-coated materials and gaskets for automotive and non-automotive applications.

•	Our Technologies Segment develops and commercializes advanced power systems for defense, aerospace and commercial applications; produces boron isotopes for nuclear radiation containment; supplies ultra-clean scientific containers for pharmaceutical and environmental testing; and provides contract pharmaceutical services.

•	Our Filtration and Minerals Segment mines, processes and markets diatomaceous earth and perlite for use as a filtration aid, absorbent, performance additive and soil amendment.

      For the fiscal year ended November 30, 2003, we generated $685.4 million of net sales. Our Automotive Segment, Technologies Segment and Filtration and Minerals Segment generated 60%, 28%, and 12%, respectively, of our total net sales for the fiscal year ended November 30, 2003.

      The following table sets forth the primary product groups that each of our business segments develop and manufacture, the current markets for each of these product groups and the major customers for each product group:

Business Segment	Products	Current Market(s)	Major Customers

Automotive Segment
Hillsdale Division	NVH dampers, driveline yokes, flanges, transmission and engine pumps, automatic transmission filtration products, chassis corners and knuckles and other precision machined components	Automotive OEMs and Tier 1 automotive parts suppliers	Allison, American Axle, DaimlerChrysler, Delphi, Ford, GM, Honda, Mitsubishi, Nissan, Toyota, Visteon

Wolverine Division	Rubber-coated materials and gaskets	Automotive OEMs and Tier 1 and Tier 2 automotive parts suppliers	Akebono, Ambrake, Dana, Delhi, DaimlerChrysler, Federal Mogul, Ford, Freudenberg-NOK, Honeywell, GM, Ishikawa MACI, TND, Toyota, UTX, Visteon
Technologies Segment
Power Group	Batteries and power systems	Defense, aerospace, medical, telecommunications, and other commercial industries	Boeing, CECOM (US Army), Guidant, Lockheed Martin, Loral, Raytheon, TRW

Specialty Materials Group	Specialty materials, such as boron isotopes, and ultra-clean scientific containers	Nuclear energy, environmental testing and pharmaceutical testing	Dow Chemical, Fisher Scientific, Gemeinschaft, Transnuclear, Tennessee Valley Authority, WWR International, Westinghouse

Pharmaceutical Services Group	Drugs and drug active ingredients for clinical trials, low volume drugs and radioisotopic tagging	Pharmaceutical	Celegene, Elkins-Sinn, Immunogen, Phoenix Scientific, Wyeth

Filtration and Minerals Segment	Filter aid products, fine mineral additives, and chemical and moisture absorbents	Food and beverage chemicals, plastics, pharmaceuticals, architectural coatings	ADM, Bayshore, Canandaigua Wine, Cargill, Chevron, Heineken, Pfizer Roquette, Valspar

Business Segments

     Automotive Segment

     General

      Our Automotive Segment, consisting of the Hillsdale and Wolverine divisions, supplies the global automotive market with a diverse range of products. Together these two divisions produce systems,

components and materials for sport utility vehicles, trucks, vans and passenger cars. We sell these products to major automotive manufacturers and Tier 1 and Tier 2 suppliers in North America, Europe and Asia.

     Hillsdale Division

      The Hillsdale division provides NVH dampening solutions to the worldwide automotive market. The Hillsdale division also supplies complex machined components for engine, transmission, axle/driveline and chassis/suspension applications. The Hillsdale division has a diverse customer base with over 64% of its sales made directly to automotive vehicle manufacturers. The Hillsdale division utilizes its manufacturing facilities located throughout the United States and Mexico to produce its diverse product line. It employs complex manufacturing and quality control systems such as robotic material handling and assembly, lean manufacturing and six sigma methodologies to produce high quality and often custom automotive components and systems. The Hillsdale division is expanding the use of low cost production in Mexico and sourcing from China and Southeast Asia to remain competitive across its product lines.

      For the fiscal year ended November 30, 2003, approximately 36% of the Hillsdale division’s sales were to Japanese operators in North America and approximately 19% to General Motors for use in light truck and SUV platforms. Sales to Honda represented approximately 24% of the Hillsdale division’s net sales and approximately 12% of our consolidated net sales in fiscal year 2003. We believe the Hillsdale division is North America’s leading torsional vibration damper manufacturer. Although competitive conditions are intense in the automotive parts industry, the Hillsdale division’s primary product groups are incorporated into automotive products that typically run for four to eight years. However, these programs are not contractually guaranteed, and generally customers have the right to re-source products at any time.

     Major Products

•	Dampers. Dampers are vibration control devices which reduce the torsional stress vibrations caused by internal combustion engine systems, thereby alleviating the stress on shafts and relaxing the flex points. Dampers reduce fatigue and prevent cracking thereby enhancing the durability of engines and their components. We believe the Hillsdale division is widely recognized as North American’s leading manufacturer of torsional vibration damper devices for use in engine and drivetrain applications, with custom rubber compounding and manufacturing capabilities.

•	Precision Machined Components. The Hillsdale division also manufactures a wide array of precision machined metal components. These parts, made of iron, aluminum, steel and magnesium, include flanges and yokes, connecting rods, driveshaft support brackets, front engine covers and pump housings.

•	Chassis Corners and Knuckles. Corners and knuckles are structural components of vehicle chassis and suspension systems. The Hillsdale division’s corner and knuckle products include front and rear steering knuckles and damper forks.

•	Pumps. The Hillsdale division also designs and manufactures both fixed and variable pressure style pumps for engines and transmissions. Its products include complete pump components and complete oil pump assemblies. Although one of its major pump programs with Ford is being phased out, the Hillsdale division believes that certain market trends present new business opportunities for its pump products. We believe that increased fuel efficiency requirements for motor vehicles will drive the market towards a larger demand for variable displacement pumps. To achieve improved fuel efficiency, vehicle manufacturers are developing vehicles that idle at lower revolutions per minute (RPMs) requiring either a larger and more burdensome pump or a variable displacement pump. The Hillsdale division currently is exploring new technologies to address this market trend.

     Wolverine Division

      We believe our Wolverine division is among the world’s largest and most diversified suppliers of rubber-coated metal and gasket material, designed for superior performance under extreme conditions, for sealing, sound dampening and other applications in the automotive, industrial and consumer markets. The Wolverine division pioneered and perfected the technology to produce rubber-coated paper and metal using the line coating process. Typical applications include sealing systems (i.e., gaskets) for engines, transmissions and compressors. These materials are also used as an NVH suppressant for brakes, a product in which we believe Wolverine is the global market leader. The Wolverine division manufactures the rubber-coated materials in the United States. Certain sealing and insulating products, such as compressor gaskets for air conditioning units and brake noise insulators, are stamped out of the rubber-coated materials both in the United States and in Germany. Wolverine has installed additional manufacturing capacity and is focused on several growth initiatives, including new market opportunities in the brake aftermarket and small engines markets, as well as increased penetration of the global market.

      The Wolverine division sells primarily to Tier 1 and Tier 2 suppliers, with nearly 85% of its fiscal year 2003 sales to the automotive end-market (OEM and OEM replacement parts). The Wolverine division has a diverse customer base with over 250 customers.

     Major Products

•	Brake products. The Wolverine division’s brake product segment focuses on the design, manufacture and sale of shims and sound damping materials for disc brakes and replacement part markets. The Wolverine division combines substrates, elastomer coatings, attachment options and adhesive layers in different formulations to arrive at economical products to meet a wide range of application demands. The Wolverine division’s aftermarket products accounted for approximately 5% of its fiscal year 2003 brake product sales and it plans to continue to penetrate this market to mitigate the impact of vehicle production cycles.

•	Gasket and gasket materials. The Wolverine division supplies a wide range of rubber-coated metals for sealing and sound damping and other applications in the automotive OEM and aftermarket, and industrial and consumer markets. The Wolverine division’s gaskets and gasket materials are used in many automotive applications including cylinder head and various other engine, fuel system, and transmission gaskets. The increased demand for more fuel efficient vehicles and reduced warranty expense has led to an increased demand for more sophisticated sealing applications. Aftermarket applications now account for nearly 6% of all of the Wolverine division’s gasket related sales.

•	Compressor gaskets. The Wolverine division’s compressor gaskets focus on the design, manufacture and sale of gaskets and gasket materials for industrial and consumer product applications including small engines, industrial air compressor systems, air power tools, commercial and residential air conditioning systems and fluid pumps and pneumatic applications. The Wolverine division plans to further penetrate these higher margin applications by leveraging its reputation and market leading position as a premier supplier of gasket products and materials.

     Technologies Segment

     General

      Our Technologies Segment consists of a diverse group of businesses with a broad spectrum of technologies and capabilities and operates these businesses through the following three divisions: the Power Group, the Specialty Materials Group, and the Pharmaceutical Services Group. These divisions provide innovative advanced technology products for aerospace, defense, and commercial power, nuclear energy, environmental and pharmaceutical applications.

Power Group

      The Power Group supplies batteries and power systems for aerospace, defense, medical implant and other specialty commercial applications. It has been providing the aerospace and defense industries with high quality, reliable batteries for more than 50 years. Nickel hydrogen and other types of batteries manufactured by the Power Group provide power for commercial and government satellites and spacecraft, serve as launch batteries in booster rockets and support a variety of military applications, including missiles, “smart weapon” munitions and mobile radio communications.

      Our batteries power a significant number of the United States’ most advanced communications and surveillance satellites. Our batteries have been on every United States manned space flight, and our silver zinc batteries provided the power for the safe return to earth of the famed Apollo 13 flight crew.

      The Power Group also manufactures a line of batteries sold commercially for use in items such as medical implants, industrial fire and burglary alarm systems, telecommunications backup systems and remote global positioning units.

      Defense and space power products. Over 90% of the Power Group’s revenue comes from military or space applications. Major customers include Raytheon, Lockheed Martin, Boeing and the United States Army.

      Commercial power products. The Power Group, through its Commercial Power division, produces batteries for commercial applications in various high growth market segments. Its commercial line of batteries include Carefree® batteries and KeeperTM II batteries. Carefree® cells and batteries, based upon lead acid, nickel cadmium, nickel metal hydride and lithium-ion chemistries, are long-life rechargeable batteries. Common applications for these batteries include emergency lighting, fire and security systems, handheld power tools, telecommunications back-up systems and wheelchairs and scooters. KeeperTM II cells and batteries, based upon lithium thionyl chloride, lithium manganese dioxide and lithium sulfur dioxide chemistries, are non-rechargeable batteries. Common applications include automotive toll tags, memory back-up for computer servers and radio frequency transponders. The Power Group is looking to expand its presence in the commercial market through joint ventures, licensing, and other technology development initiatives. These new market opportunities presently include high performance lead-acid batteries, medical implant medical device batteries, fast battery chargers, and long life batteries for remote applications.

Specialty Materials Group

      The Specialty Materials Group manufactures and markets high purity specialty material compounds for a wide range of services and products. The Specialty Materials Group supplies isotopically enriched boron and isotopically purified zinc, which are used in nuclear power plants for radioactive absorption and containment. The Specialty Materials Group also supplies ultra-clean containers for use in pharmaceutical and environmental testing.

      Boron and related products. The Specialty Materials Group uses sophisticated manufacturing processes to produce isotopically pure boron, which involves the separation of boron into its isotopes, and to produce high purity enriched boron compounds. The Specialty Materials Group maintains a strong commitment to delivering innovative products such as BondAidsTM, a ceramic concrete product based on technology licensed from the Argonne National Laboratory with radiation absorption qualities that is used in containers for radioactive and hazardous waste. This product is in the initial commercialization phase. The Specialty Materials Group also produces depleted zinc and lithium products for nuclear containment applications.

      Environmental Sciences & Technology. Our Environmental Sciences & Technology (ESAT) division is the leading resource for glassware and plasticware cleaning and treating services. This division supports the pharmaceutical/ biotech, semiconductor and environmental industries globally with off-the-shelf and customized solutions.

Pharmaceutical Services Group

      The Pharmaceutical Services Group manufactures drug active ingredients for pharmaceutical companies principally in small batches for clinical trials and low volume prescription drugs. The Pharmaceutical Services Group has manufactured hundreds of new drug candidates for use in pre-clinical studies, toxicology studies, clinical trials and commercial use. The manufacturing of these drugs require specially designed facilities and operating systems to ensure safe handling and to prevent cross-contamination with other drugs. Our high level facility in Harrisonville, Missouri provides the rigorous controls necessary to develop and manufacture both new and existing anticancer drugs and other high potency compounds. We believe this facility is one of only a few facilities worldwide specifically designed to manufacture this class of drugs.

Filtration and Minerals Segment

General

      Our Filtration and Minerals Segment mines, processes and markets diatomaceous earth and perlite products. The primary uses of its products are as a filtration aid for removing solids and impurities, as a fine mineral additive for enhancing the performance of plastics and coatings, and as a liquid absorbent. Filtration aids are used in processing food sweeteners, beer, wine, fruit juices, chemicals, pharmaceuticals, lube oils, and in swimming pool filtration systems. Fine mineral additives are used in plastic film and architectural paints. Diatomaceous earth absorbents are used as oil, chemical and water absorbents in auto shops and industrial and chemical plants and as a soil enhancements in golf courses, sports fields and agricultural applications. The Filtration and Minerals Segment serves over 35 markets and more than 2,000 customers around the globe with its various products.

Major products

      Diatomaceous earth, or diatomite, is a natural material that is odorless, tasteless and highly stable. With its natural honeycomb structure, strength and low bulk density, diatomite is an ideal medium for filtration and absorption applications. Perlite is a mineral of volcanic origin, also with natural qualities that make it valuable as a filter aid. The Filtration and Minerals Segment sells its filter aid and additive products under the trademark CELATOM® both directly and through distributors to many customers. The Filtration and Minerals Segment also sells products known as FLOOR DRYTM, AXISTM, PLAY BALLTM, Celabrite®, Celabrew®, CelaBloc®.

Competition

      Our three business segments collectively manufacture hundreds of products for customers worldwide. The economic and competitive conditions at any given time in the markets we serve are likely to vary significantly from market to market. Our competitive position for our products varies substantially across product lines and geographies.

      Automotive Segment. Our Automotive Segment competes with other automotive parts suppliers as well as OEMs themselves. Competition in the automotive parts industry is intense on a global basis but varies along product lines. Generally, competitive conditions in the automotive parts industry are characterized by a decreasing number of competitors with increasing foreign competition, particularly from Asia, an increased emphasis on quality, and intense pricing pressures from automotive manufacturers.

      Technologies Segment. Our Technologies Segment competes in several industries and industry sub-segments. The Power Group’s battery and power products serve several industries including defense, aerospace and specialty commercial industries and competes with many different companies. The Power Group supplies batteries and power components for use in defense and aerospace applications in North America. SAFT, a subsidiary of Alcatel, is the Power Group’s leading competitor with respect to these products. The Specialty Materials Group supplies enriched boron, which is used in nuclear power plants for radioactive absorption and containment. Its enriched boron products compete primarily on the basis of cost versus natural boron, although there are a few smaller competitors in the enriched boron market. The Pharmaceutical Services Group has numerous small competitors in a highly fragmented, high margin market.

      Filtration and Minerals Segment. Our Filtration and Minerals Segment competes primarily on the basis of price in a market with relatively few competitors, one of which is significantly larger than us. The primary competitor is World Minerals Inc., a subsidiary of Alleghany Corporation.

Corporate Structure

      We are a majority-controlled subsidiary of Granaria Holdings B.V. of The Netherlands. Our corporate headquarters is located in Phoenix, Arizona with operations in the United States, Mexico, Canada, and Germany. We were founded in 1843 as a manufacturer of paint pigments which were marketed under the brand name Eagle White Lead. In 1876, the Picher family of Joplin, Missouri formed the Picher Lead Mining Company. The two firms merged in 1916 forming the Eagle-Picher Lead Company. In 2003, we were renamed EaglePicher Holdings, Inc. to reflect our ongoing diversification into other industries.

Recent Acquisitions and Divestures

      During 2003, we sold certain assets of our Hillsdale UK Automotive operation for cash of $1.1 million and recognized an after-tax loss of approximately $4.3 million. In addition, during 2003, we sold certain assets of our Germanium-based business in our Technologies Segment for cash of approximately $15.0 million and recognized an after-tax gain of approximately $0.5 million. These divestitures were accounted for as discontinued operations. Accordingly, our financial statements have been restated to exclude their results.

      During 2002, we sold certain assets and liabilities of our Precision Products business for cash of $3.1 million and recognized a pre-tax loss of approximately $2.8 million.

      Effective December 14, 2001, we sold certain of the assets of our former Construction Equipment Division, which represented our entire former Machinery Segment. The sale price was $6.1 million in cash plus the assumption of $6.7 million of liabilities. We recognized an after tax loss of $30.4 million. This divestiture was accounted for as a discontinued operation. Accordingly, our financial statements have been restated to exclude its results.

      During 2000, we completed the sale of our Ross Aluminum Foundries, Fluid Systems, Michigan Automotive Research Corporation, Rubber Molding, and Cincinnati Industrial Machinery divisions for aggregate net proceeds of $85.0 million, and recognized a pre-tax gain of approximately $17.1 million.

      On June 30, 2000, our Technologies Segment acquired the stock of BlueStar Battery Systems Corporation for $4.9 million in cash. Immediately following the transaction the name of the corporation was changed to Eagle-Picher Energy Products Corp. (“EPEP”). EPEP manufactures batteries using lithium based technology, which is of strategic importance to the battery manufacturing operations in our Technologies Segment. Substantially all of EPEP’s products are sold to the United States Army.

      On December 1, 1999, our Technologies Segment acquired the depleted zinc distribution business of Isonics Corporation for approximately $8.2 million.

      Our Hillsdale Division acquired Carpenter Enterprises Limited as of March 1, 1999 for a purchase price of approximately $73.0 million. Carpenter is a supplier of precision machined components to the automotive industry with operations, products and a customer base complimentary to those of our Hillsdale Division.

Backlog

      Our backlog was $168.6 million at November 30, 2003, an increase of $37.5 million, or 28.6%, from $131.1 million at November 30, 2002. We expect 90% of our order backlog outstanding at November 30, 2003 to be filled during fiscal 2004.

      Within our Technologies Segment, we are a supplier of U.S. Government contracts. The U.S. Government backlog is limited to amounts obligated to contracts. Normally, the U.S. Government funds its major programs only to the dollar level appropriated annually by Congress, even though the total estimated program values are considerably greater. Accordingly, our backlog represents only that amount which has been appropriated and against which we can be reimbursed for work performed. Non-appropriated backlog at November 30, 2003, totaled $19.0 million and at November 30, 2002 was not material.

      As is customary in the automotive industry, we enter into blanket purchase orders with our customers with respect to specific product orders. From time to time, the customer, depending on their needs, will provide us with releases on a blanket purchase order for a specified amount of products. As a result, the backlog for the Automotive Segment is not significant.

Raw Materials

      The prices of our raw materials are subject to volatility. Our principal raw materials consist of rubber, steel, zinc, nickel, boron, and aluminum. In addition, due to their manufacturing processes, our Filtration and Minerals Segment and our Wolverine division consume large amounts of natural gas. Generally, these raw materials are commodities that are widely available. Although we have alternate sources for these commodities, our policy is to establish arrangements with select vendors based upon price, quality and delivery terms. We also are looking to further diversify our supplier base and increase the percentage of our materials purchased in lower cost regions, such as Asia, Mexico, and Eastern Europe.

Intellectual Property

      We own or license a number of patents, primarily in the United States. Many of our products incorporate a wide variety of technological innovations, some of which are protected by individual patents. Many of these innovations are treated as trade secrets with programs in place to protect these trade secrets. No one patent or group of related patents is material to our business. We also have numerous trademarks, including the EaglePicher name.

Government Contracts

      Our Technologies Segment has contracts, directly or indirectly, with the United States government that have standard termination provisions permitting the United States government to terminate the contracts at its convenience. However, if contracts are terminated, we are entitled to be reimbursed for allowable costs and profits through the date of the contract termination. The United States government contracts are also subject to reduction or modification in the event of changes in Government requirements or budgetary constraints. During fiscal year 2003, a majority of our Technologies Segment’s sales were directly with the United States government or with other companies where the United States government was the end customer.

Research and Development

      We spent approximately $10.4 million in fiscal year 2001, $9.8 million in fiscal year 2002 and $13.2 million in fiscal year 2003 on research and development activities, primarily for the development of new products or the improvement of existing products. These amounts were offset by customer sponsored research activities of $9.3 million in fiscal year 2001, $8.8 million in fiscal year 2002 and $11.0 million in fiscal year 2003.

Employees

      As of November 30, 2003, we employed approximately 3,900 persons and as of November 30, 2002, we employed approximately 3,600 persons. At both periods, approximately 45% of our employees were represented by labor organizations. We believe that our relations with our employees are generally good.

Environmental Matters

      We are subject to extensive and evolving Federal, state, local and international environmental laws and regulations. Compliance with such laws and regulations can be costly. Governmental authorities may enforce these laws and regulations with a variety of enforcement measures, including monetary penalties and remediation requirements. We have policies and procedures in place to ensure that our operations are conducted in compliance with such laws and regulations and with a commitment to the protection of the environment.

      We are involved in various stages of investigation and remediation of soil and groundwater at approximately 15 sites as a result of past and present operations, including currently owned and formerly owned plants. Also, we have received notice that we may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, as a potentially responsible party at approximately 22 additional sites, but we believe that any potential liability would not be material to our financial position or results of operations.

      The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on our available information and experience with environmental remediation matters, we have accrued reserves for our best estimate of remediation costs, and we do not believe that remediation activities will have a material adverse impact on our financial condition, results of operations or cash flows. In addition, in the course of our bankruptcy, we obtained an agreement with the United States Environmental Protection Agency and Department of Interior and the states of Arizona, Michigan and Oklahoma whereby we have limited responsibility to them for response costs and natural resource damages for environmental contamination of sites not owned by us that is attributable to pre-bankruptcy activities. We retain all of our defenses, legal or factual, at such sites. However, if we are found liable for such contamination at any of these sites, our liability is capped at approximately 37%.

      We incurred environmental compliances expenses of $7.9 million in 2001, $8.7 million in 2002, and $8.3 million in 2003. We expect to incur approximately $7.8 million in 2004.

      In addition, we made capital expenditures for environmental compliance and remediation of $0.3 million in 2001, $0.6 million in 2002 and $0.6 million in 2003. We expect to incur approximately $2.3 million in 2004.

      We had total remediation expenditures of $1.1 million in 2001, $1.2 million in 2002, and $3.3 million 2003, of which $1.1 million in 2001, $1.2 million in 2002 and $2.8 million in 2003 were charged to our accrued environmental reserves. As of November 30, 2002, we had $17.7 million, and as of November 30, 2003, we had $9.3 million accrued for sold divisions and businesses related to legal and environmental matters. In addition, as of November 30, 2002, we had $2.4 million, and as of November 30, 2003, we had $1.6 million accrued in other accrued liabilities related to environmental liabilities for our on-going businesses.

Financial Information about Foreign and Domestic Operations and Export Sales

      Financial information about Foreign and Domestic Operations and Export Sales is included in our financial statements (see Notes M and T of the financial statements).

Item 2.	Properties

      Our principal fixed assets consist of our manufacturing, processing and storage facilities, and our transportation and plant vehicles. We have pledged substantially all of our owned properties and assets as collateral under our existing senior secured credit agreement. The following table sets forth selected information regarding our manufacturing and processing facilities:

Description of
Business Segment	Location	Property Interest

Automotive
Domestic	Blacksburg, Virginia (2 plant locations)	owned
	Hillsdale, Michigan (4 plant locations)	owned
	Hamilton, Indiana	owned
	Inkster, Michigan	owned
	Jonesville, Michigan	owned
	Leesburg, Florida	owned
	Manchester, Tennessee	leased
	Mount Pleasant, Michigan	owned
	Traverse City, Michigan	owned
	Vassar, Michigan	leased
International	Ohringen, Germany	owned
	San Luis Potosi, Mexico	owned
Technologies(1)
Domestic	Colorado Springs, Colorado	owned
	Galena, Kansas	owned
	Harrisonville, Missouri	owned
	Joplin, Missouri (6 plant locations)	owned & leased
	Lenexa, Kansas	owned
	Miami, Oklahoma (3 plant locations)	owned & leased
	Phoenix, Arizona	leased
	Quawpaw, Oklahoma (2 plant locations)	owned
	Seneca, Missouri	owned
	Stella, Missouri	owned
International	Vancouver, Canada	leased
Filtration and Minerals(2)
Domestic	Clark Station, Nevada	owned
	Lovelock, Nevada	owned
	Vale, Oregon	owned
Other
Domestic	Lubbock, Texas	owned

(1)	In addition to the facilities listed, the Technologies Segment leases office space in Phoenix, Arizona.

(2)	In addition to the facilities listed, the Filtration and Minerals Segment has office space in Reno, Nevada, and mining locations in California, Nevada and Oregon.

      We own or lease additional office space, including our corporate headquarters in Phoenix, Arizona as well as our former corporate headquarters in Cincinnati, Ohio. We also have sales offices in Europe and Asia, and warehouse space for certain of our operations.

      We believe our properties are adequate and suitable for our business and generally have capacity for expansion of existing buildings on owned real estate. Plants range in size of floor space and generally are located away from large urban centers. Substantially all of our buildings have been well maintained, and are in sound operating condition.

     Mining

      Our Filtration and Minerals Segment owns and leases diatomaceous earth and perlite mining locations as well as numerous claims in Nevada, Oregon and California. Our owned and leased mining properties, including those not currently being mined, comprise a total of approximately 12,000 acres in Storey, Lyon, Pershing and Churchill Counties in Nevada and 5,000 acres in Malhuer and Harney Counties in Oregon, as well as rights on 2,200 acres not currently being mined in Siskiyou County in California. We continually evaluate potential mining properties, and additional mining properties may be acquired in the future. The Filtration and Minerals Segment extracts diatomaceous earth and perlite through open-pit mining using a combination of bulldozers, wheel type tractor scrapers, excavators and articulated trucks. We transport extracted materials by truck to separate processing facilities. A total of approximately 263,000 tons of diatomaceous earth and perlite were extracted from the companies mining properties in Nevada and Oregon in fiscal 2003. On average, we have extracted a total of approximately 400,000 tons of diatomaceous earth and perlite from our Nevada and Oregon properties each year for the past seven years. As ore deposits are depleted, we reclaim the land in accordance with plans approved by the relevant Federal, state and local regulators.

      The following mining properties are of major significance to our mining operations.

      Nevada. Our diatomaceous earth mining operations in Nevada commenced in 1945 in Storey County and are referred to as Clark Station. We commenced perlite-mining operations in Churchill County in 1993. We extracted a total of approximately 163,000 tons of diatomaceous earth and perlite from Nevada mining properties in fiscal 2003 and, on average, have extracted a total of approximately 250,000 tons of diatomaceous earth and perlite from Nevada mining properties each year for the past seven years, or approximately 62% of our total diatomaceous earth and perlite production (and including 100% of our perlite production). Diatomaceous earth from Storey, Churchill and Lyon mining properties is processed at our Clark Station, Nevada facility. Clark Station holds approximately 4,884 acres of owned and leased property. We are mining approximately 265 acres in Storey County, where mining activities commenced 58 years ago, and approximately 62 acres in the Counties of Lyon and Churchill for diatomaceous earth. We believe our proven reserves of diatomaceous earth in the Counties of Storey, Churchill and Lyon, including mining properties not actively being mined, are approximately 3,000,000 tons based on estimates by our mining and exploration personnel. Diatomaceous earth extractions from the Pershing mining properties, which commenced more than 43 years ago, are processed at the Lovelock, Nevada facility, Colado Operations. Colado Operations, located in Pershing County, hold approximately 7,145 acres of owned and leased lands. Approximately 975 acres are actively being mined for diatomaceous earth in Pershing County. We believe our proven reserves of diatomaceous earth in Pershing County, including mining properties not actively being mined, are approximately 2,000,000 tons based on estimates prepared by our mining and exploration personnel. Access to the Nevada holdings is via public roads, highways and non-exclusive rights of way appurtenant to specific properties. Beginning in 1993, we have actively mined approximately 25 acres in Churchill County for perlite, which is processed at the Lovelock, Nevada facility. We believe our probable reserves of perlite in Churchill County, including mining properties not actively mined, are approximately 1,400,000 tons based upon estimates prepared by our mining and exploration personnel.

      Oregon. We commenced mining diatomaceous earth in Oregon in 1985 at our mining properties in Harney and Malhuer Counties called Celatom Operations. Diatomaceous earth extracted from these mines is processed at our Vale, Oregon facility. Celatom Operations hold approximately 4,978 acres of owned and leased property. We are mining approximately 88 acres in Harney County and 80 acres in Malhuer County for diatomaceous earth. We extracted approximately 100,000 tons of diatomaceous earth from the Harney County and Malhuer County mining properties during fiscal 2003 and on average, have extracted approximately 150,000 tons of diatomaceous earth each year for the past seven years from these mining properties, or approximately 38% of our total diatomaceous earth and perlite production. We believe our proven reserves of diatomaceous earth in Harney County and Malhuer County, including mining properties not actively being mined, are approximately 11,000,000 tons based on estimates prepared by our mining and exploration personnel. Access to the Oregon holdings is via public roads, highways and non-exclusive rights of way appurtenant to specific properties.

Item 3.     Legal Proceedings

      On January 25, 1996, Richard Darrell Peoples, a former employee, filed a lawsuit in the United States District Court for the Western District of Missouri claiming that we violated the federal False Claims Act based on alleged irregularities in testing procedures in connection with certain United States Government contracts. Mr. Peoples filed this lawsuit under a procedure which gives a private individual the right to file a lawsuit for a violation of a Federal statute and be awarded up to 30% of any recovery. The government has the right to intervene and take control of such a lawsuit. Following an extensive investigation, the United States Government declined the opportunity to intervene or take control of this suit. The allegations in the lawsuit are similar to allegations made by Mr. Peoples, and investigated by our outside counsel, prior to the filing of the lawsuit. Our outside counsel’s investigation found no evidence to support any of Mr. Peoples’ allegations, except for some inconsequential expense account matters. In early 2003, the court disqualified Mr. Peoples’ lawyer from the case after he read some of our attorney-client privileged documents that Mr. Peoples took from our lawyers’ offices without authorization. In December 2003, the court dismissed this lawsuit for failure to prosecute.

      On May 8, 1997, Caradon Doors and Windows, Inc. (“Caradon”) filed a suit against us in the United States District Court for the Northern District of Georgia alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in the amount of approximately $20.0 million. This suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement. In June 1997, we filed a motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, seeking an order that Caradon’s claims had been discharged by our bankruptcy and enjoining Caradon from pursuing its lawsuit. On December 24, 1997, the Bankruptcy Court held that Caradon’s claims had been discharged and enjoined Caradon from pursuing its lawsuit. Caradon appealed the Bankruptcy Court’s decision to the United States District Court for the Southern District of Ohio, and on February 3, 1999, the District Court reversed on the grounds that the Bankruptcy Court had not done the proper factual analysis and remanded the matter back to the Bankruptcy Court. The Bankruptcy Court held a hearing on this matter on September 24 and 25, 2001, and on May 9, 2002 again held that Caradon’s claims had been discharged and enjoined Caradon from pursuing the Caradon Suit. Caradon has again appealed this decision to the District Court. We intend to contest this suit vigorously and do not believe that the resolution of this suit will have a material adverse effect on our financial condition, results of operations or cash flows.

      In March 2002, a purported class action on behalf of approximately 3,000 homeowners was filed in state court in Colorado against us and a company with a facility adjacent to our facility in Colorado Springs, Colorado seeking property damages, testing and remediation costs and punitive damages arising out of chlorinated solvents and nitrates in the groundwater alleged to arise out of activities at our facility and the adjacent facility. The case has been removed to federal court and there has been no decision whether to certify a class. In September 2002, as amended in May 2003, a trust purportedly the assignee of approximately 200 property owners filed suit against us and the same co-defendant in Colorado state court, which was subsequently removed to Federal District Court in Colorado. This lawsuit seeks unspecified damages to provide for remediation of the groundwater contamination as well as unspecified punitive damages. The owner of the adjacent facility, which is upgradient from our facility, is operating a remediation system aimed at chlorinated solvents in the groundwater originating from its facility under a compliance order on consent with the Colorado Department of Public Health and Environment (“CDPHE”). We are operating a remediation system for nitrates in the groundwater originating from our facility, also under a compliance order on consent with CDPHE. We do not believe that nitrates in groundwater materially affect any of the properties related to the plaintiffs in these lawsuits. Neither the United States Environmental Protection Agency nor the CDPHE has ever required us to undertake a cleanup for chlorinated solvents. In November 2003, we settled the purported class action lawsuit for $0.3 million, conditioned on the court’s certification of the purported class. In November 2003, we also settled the lawsuit brought by the trust, and claims of certain other individuals, for $0.3 million, conditioned on at least 90% of the 440 individuals covered by the settlement executing releases.

      On December 10, 2003, a purported class action on behalf of approximately 600 members of the Quapaw Tribe of Oklahoma owning or possessing lands within the Quapaw Reservation was filed in the United States District Court for the Northern District of Oklahoma against us and six other corporations. The lawsuit alleges liability for property damage resulting from historical mining activities prior to 1959. We believe that any possible liability to members of the Quapaw Tribe was discharged in connection with our bankruptcy reorganization in 1996. We intend to contest this lawsuit vigorously and do not believe that the resolution of this suit will have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      Not Applicable.

Item 6.	Selected Financial Data

	1999	2000	2001	2002	2003

	(In thousands except ratios and per share data)
Statements of Income (Loss) Data:
Net sales(1)	$797,152	$724,676	$657,324	$668,143	$685,426
Costs of products sold (exclusive of depreciation)	625,184	570,796	532,165	521,821	522,277

Gross profit	171,968	153,880	125,159	146,322	163,149
Selling and administrative	67,221	59,214	52,468	63,731	63,211
Depreciation and amortization	43,300	39,974	41,601	46,510	48,069
Goodwill amortization	15,437	15,437	15,385	15,392	—
Restructuring	—	—	14,163	5,898	—
Losses (gains) from divestitures	21,407	(3,149)	2,105	6,497	—
Insurance (gains) losses(2)	—	(16,000)	—	3,100	(8,279)

Operating income (loss)	24,603	58,404	(563)	5,194	60,148
Interest expense(3)	(40,462)	(38,739)	(35,406)	(36,812)	(36,511)
Preferred stock dividends accrued(4)	—	—	—	—	(4,169)
Other income (expense), net	3,893	624	3,566	1,516	(1,583)
Write-off of deferred financing costs	—	—	—	—	(6,327)

Income (loss) from continuing operations before taxes	(11,966)	20,289	(32,403)	(30,102)	11,558
Income tax (provision) benefit	56	(9,325)	10,171	(1,938)	(2,837)

Income (loss) from continuing operations	(11,910)	10,964	(22,232)	(32,040)	8,721
Discontinued operations, net(5)	(5,677)	(5,354)	(31,739)	(4,792)	(5,878)

Net income (loss)	$(17,587)	$5,610	$(53,971)	$(36,832)	$2,843

Basic and diluted net loss per share applicable to common shareholders	$(28.16)	$(6.26)	$(68.51)	$(53.60)	$(9.71)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$10,071	$7,467	$24,620	$31,522	$67,320
Working capital	124,795	83,730	62,776	18,624	97,905
Property, plant and equipment, net	214,825	216,072	206,144	173,658	151,894
Total assets	833,947	767,699	728,934	613,041	663,538
Total debt(6)	540,275	456,118	440,989	373,725	421,870
Preferred stock	97,956	109,804	123,086	137,973	154,416
Shareholders’ equity (deficit)	49,311	39,197	(33,655)	(87,578)	(90,207)
Other Data:
Ratio of earnings to fixed charges and preferred stock dividends(7)	N/A	1.16x	N/A	N/A	N/A

(1)	Net sales includes $146.1 million in the year ended November 30, 1999; $56.2 million in the year ended November 30, 2000; $10.2 million in the year ended November 30, 2001; and $3.4 million in the year ended November 30, 2002 which is attributed to certain divested or sold businesses.

(2)	In 2000, we received $16.0 million from insurance companies as a result of the settlement of certain claims relating primarily to environmental remediation. In the second quarter of 2002, we recorded a provision of $3.1 million primarily related to a dispute with an insurance carrier over the coverage on a fire which occurred at one of our facilities during 2001. During the third quarter of 2003, we recorded a $2.8 million gain related to the settlement of this claim. In 2003, we recorded a $5.5 million gain primarily related to the settlement of a claim with our insurance carrier over the coverage on a fire during 2002 at a non-operating facility.

(3)	Interest expense excludes $8.6 million in the year ended November 30, 1999; $8.6 million in the year ended November 30, 2000; $8.0 million in the year ended November 30, 2001; $4.3 million in the year ended November 30, 2002; and $2.3 million in the year ended November 30, 2003 which has been allocated to discontinued operations (see footnote 5).

(4)	Effective September 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain instruments be classified as liabilities in our balance sheet. The effect of the adoption was that, as of September 1, 2003, we reclassified the current redemption value plus unpaid dividends on our preferred stock to long-term liabilities and the accrual of dividends payable for the period September 1, 2003 through November 30, 2003 has been recorded as a component of non-operating expenses in our consolidated statements of income.

(5)	In 2001, we discontinued the operations of our former Construction Equipment Division, which represented our entire former Machinery Segment. We completed this sale on December 14, 2001, effective November 30, 2001. In addition, during the second quarter of 2003, we discontinued the operations of our Hillsdale UK automotive operation. We sold our Hillsdale UK automotive operation on June 11, 2003. Finally, in the third quarter of 2003, we discontinued the operations of certain assets of our Germanium-based business in our Technologies Segment. We sold this business in July 2003.

(6)	Total debt excludes $3.8 million at November 30, 1999; $1.8 million at November 30, 2000; and $2.1 million at November 30, 2001, which has been allocated to discontinued operations (see footnote 5). In addition, total debt excludes $46.5 million at November 30, 2002, which represents amounts advanced under our unconsolidated accounts receivable asset-backed securitization.

(7)	For purposes of determining the ratio of earnings to fixed charges and preferred stock dividends, “earnings” consist of income from continuing operations before provision (benefit) for income taxes and fixed charges from continuing operations. “Fixed charges” consist of interest expense (including amortization of deferred financing costs) and approximately 30% of our rental expense, representing that portion of interest expense deemed to be representative of the interest factor. Earnings were insufficient to cover fixed charges and preferred stock dividends by $22.5 million in the year ended November 30, 1999; $45.7 million in the year ended November 30, 2001; $45.0 million in the year ended November 30, 2002; and $0.7 million in the year ended November 30, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Environmental Reserves

      We are subject to extensive and evolving Federal, state, local and international environmental laws and regulations. Compliance with such laws and regulations can be costly. Governmental authorities may enforce these laws and regulations with a variety of enforcement measures, including monetary penalties and remediation requirements. We have policies and procedures in place to ensure that our operations are conducted in compliance with such laws and regulations and with a commitment to the protection of the environment.

      We are involved in various stages of investigation and remediation of soil and groundwater at approximately 15 sites as a result of past and present operations, including currently owned and formerly owned plants. Also, we have received notice that we may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, as a potentially responsible party at approximately 22 additional sites, but we believe that any potential liability would not be material to our financial position or results of operations.

      The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on our available information and experience with environmental remediation matters, we have accrued reserves for our best estimate of remediation costs, and we do not believe that remediation activities will have a material adverse impact on our financial condition, results of operations or cash flows. In addition, in the course of our bankruptcy, we obtained an agreement with the United States Environmental Protection Agency and Department of Interior and the states of Arizona, Michigan and Oklahoma whereby we have limited responsibility to them for response costs and natural resource damages for environmental contamination of sites not owned by us that is attributable to pre-bankruptcy activities. We retain all of our defenses, legal or factual, at such sites. However, if we are found liable for such contamination at any of these sites, our liability is capped at approximately 37%.

      We incurred environmental compliances expenses of $7.9 million in 2001, $8.7 million in 2002, and $8.3 million in 2003. We expect to incur approximately $7.8 million in 2004.

      In addition, we made capital expenditures for environmental compliance and remediation of $0.3 million in 2001, $0.6 million in 2002 and $0.6 million in 2003. We expect to incur approximately $2.3 million in 2004.

      We had total remediation expenditures of $1.1 million in 2001, $1.2 million in 2002, and $3.3 million 2003, of which $1.1 million in 2001, $1.2 million in 2002 and $2.8 million in 2003 were charged to our accrued environmental reserves. As of November 30, 2002, we had $17.7 million, and as of November 30, 2003, we had $9.3 million accrued for sold divisions and businesses related to legal and environmental matters. In addition, as of November 30, 2002, we had $2.4 million, and as of November 30, 2003, we had $1.6 million accrued in other accrued liabilities related to environmental liabilities for our on-going businesses.

Impairment of Long-Lived Assets, Including Goodwill

      We review for impairment the carrying value of our long-lived assets held for use and assets to be disposed of. For assets held for use, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. For assets to be disposed of, the recorded amount is the lower of the carrying value or fair value less cost to sell. For goodwill, we no longer record amortization expense and are required to complete an annual impairment test. These evaluations require us to forecast our future cash flows or current fair values, which require significant judgment. As of November 30, 2002 and November 30, 2003, we had recorded $159.6 million of goodwill. In addition, as of November 30, 2002, we had recorded $173.7 million of property, plant, and equipment, net (our primary long-lived asset), and as of November 30, 2003, we had recorded $151.9 million of property, plant, and equipment, net.

Revenue Recognition

      We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. These conditions are met at the time we ship our products to our customers. Net Sales and Cost of Products Sold include transportation costs that are billed to customers. For certain products sold under fixed-price contracts and subcontracts with various United States Government agencies and aerospace and defense contractors, we utilize the percentage-of-completion method of accounting. When we use the percentage-of-completion method, we measure our percent complete based on total costs incurred to date as compared to our best estimate of total costs to be incurred. Under the percentage-of-completion method, contract costs include direct material, labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made.

      As noted above, the United States Government has the right to terminate contracts at its convenience. If the United States Government were to terminate one or more of our contracts, we may be required to write-off a portion of our asset called costs and estimated earnings in excess of billings.

      We provided for estimated losses on uncompleted contracts of $0.5 million at November 30, 2002 and $0.2 million at November 30, 2003. The percentage of completion method requires a higher degree of judgment and use of estimates than other revenue recognition methods. The primary judgments and estimates involved include our ability to accurately estimate the contracts’ percent complete and the reasonableness of the estimated costs to complete as of each financial reporting period.

Off-Balance Sheet Qualifying Special Purposes Entity

      We have an off-balance sheet accounts receivable asset-backed qualifying special purpose entity to assist us in our capital resources and liquidity. Under this arrangement, we sell to the off-balance sheet entity certain receivables, which in turn sells an interest in the revolving pool of receivables to a major U.S. financial institution. We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. We continue to service sold receivables and receive a monthly servicing fee of approximately 1% per annum of the receivable pool’s average balance. The accounting for qualifying special purpose entities is a complex and evolving area of accounting. In the event the accounting is modified in the future, we may be forced to consolidate the off-balance sheet special purpose entity which could have a significant impact on our financial position. As of November 30, 2003, our retained interest in the off-balance sheet entity, which is recorded as an asset on our balance sheet, was $63.3 million and the revolving pool of receivables that the off-balance sheet entity owned and we serviced totaled $64.9 million. At November 30, 2003, the outstanding balance of the interest sold to the financial institution recorded on the off-balance sheet special purpose entities’ financial statements was zero.

Pension Benefit Plans Assumptions

      We sponsor pension plans covering substantially all employees who meet certain eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as discount rate, expected return on plan assets and rate of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension benefit expenses we have recorded or may record in the future. Assuming a constant employee base, we estimate that as of November 30, 2003, a 25 basis point change in the discount rate, would change the annual pension expense by approximately $0.3 million and change our pension benefit obligation by $7.6 million. Additionally, a 25 basis point change in the expected return on plan assets would change the annual pension expense by approximately $0.6 million. Based on our asset values as of November 30, 2003, a 100 basis point change would increase or decrease our asset values by $2.5 million.

      In 2004, we will consider, at the advice of our actuary, adopting a more recently issued actuarial mortality table, which will have the impact of increasing our pension plan benefit obligations by approximately $13.0 million (assuming all assumptions at November 30, 2003 are held constant), and increasing our annual expense by approximately $2.0 million. If we elect to adopt this more recent actuarial mortality table and if our plan assets do not increase more than the liabilities, our pension plans may become underfunded. If this occurs, we would be forced to write-off substantially all of our $56.9 million prepaid pension asset as of November 30, 2003 and record an additional minimum pension liability for the unfunded amount by a non-cash charge to other comprehensive income (“OCI”), resulting in an increased deficit in our shareholders’ equity.

      The write-off to OCI of the prepaid pension asset and the accrual for the pension liability are all non-cash items that are required under United States generally accepted accounting principles (“GAAP”). The accounting treatment under GAAP is different from the funding requirements mandated by the Employee Retirement Income Security Act of 1974 (“ERISA”). Accordingly, we do not expect these non-cash charges to OCI to impact the need for potential cash contributions to our pension plans. Under the pension funding assumptions currently being evaluated, we do not anticipate a requirement for any cash contributions during the next several years. However, at our discretion, we may make voluntary contributions from time to time, based on our cash position, deductibility limits, and overall financial status, and the potential to further strengthen the funded status of the plans over the long-term.

Deferred Stripping Costs

      In our Filtration and Minerals Segment, we generally charge our mining costs to Cost of Products Sold as sales occur. However, we defer and amortize certain mining costs on a units-of-production basis over the estimated life of the particular section of a mine, based on estimated recoverable cubic yards of ore in that section. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. By deferring stripping costs, we match the costs of production when the sale of the ore occurs with an appropriate amount of waste removal cost. If we were to expense deferred stripping costs as incurred, there could be greater volatility in our period-to-period operating results. Deferred stripping costs are included in Other Assets, net, in our accompanying balance sheets and totaled $3.7 million at November 30, 2002 and $4.8 million at November 30, 2003.

Legal Contingencies

      We are a defendant in numerous litigation and regulatory matters including those involving environmental law, employment law and patent law, as discussed in Note R of our November 30, 2003 financial statements included elsewhere in this report. As required by SFAS No. 5, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel and environmental experts handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should these matters result in an adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such judgment or settlement occurs.

Estimates Used Relating to Restructuring, Divestitures, Discontinued Operations and Asset Impairments

      Over the last several years we have engaged in significant restructuring actions and divestitures, which have required us to develop formalized plans as they relate to exit activities. These plans have required us to utilize significant estimates related to salvage values of assets that were made redundant or obsolete. In addition, we have had to record estimated expenses for severance and other employee separation costs, lease cancellation and other exit costs. Given the significance and the timing of the execution of such actions, this process is complex and involves periodic reassessment of estimates made at the time the original decisions were made. Our policies, as supported by current authoritative guidance, require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As we continue to evaluate the business, there may be supplemental charges for new plan initiatives as well as changes in estimates to amounts previously recorded as payments are made or actions are completed. As of November 30, 2003, we had recorded on our balance sheet $4.4 million in assets of discontinued operations, $1.0 million of liabilities of discontinued operations, $9.3 million of accrued costs for sold divisions and businesses related to legal and environmental matters, and $0.9 million in restructuring reserves.

Income Taxes and Tax Valuation Allowances

      We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our reported results. Conversely, if we generate positive pre-tax income, as we did in 2003, and maintain a trend of positive reported results, we could be required to reduce our existing valuation allowance on a portion or all of our deferred tax assets resulting in a substantial decrease in our effective tax rate and a material positive impact on our reported results. As of November 30, 2003, our gross deferred tax assets were approximately $52.3 million and our gross deferred tax liabilities were approximately $25.7 million. These amounts were reduced by a valuation allowance of $18.6 million for a net deferred tax asset of $8.0 million.

Other Significant Accounting Policies

      Other significant accounting policies, not involving the same level of uncertainties as those discussed above, are nevertheless important to an understanding of our financial statements. See Note B to the November 30, 2003 consolidated financial statements included elsewhere in this report which discusses our other significant accounting policies.

Results of Operations

      The following summary financial information about our industry segment data is presented to gain a better understanding of the narrative discussion below about our business segments. See Note T in our November 30, 2003 consolidated financial statements for additional financial information by segment. All references herein to years are to our fiscal year ending November 30 unless otherwise indicated (in thousands of dollars).

				2001 to 2002		2002 to 2003

	2001	2002	2003	Change	%	Change	%

Net Sales
Hillsdale	$334,172	$342,678	$323,838	$8,506	2.5	$(18,840)	(5.5)
Wolverine	74,100	79,367	89,852	5,267	7.1	10,485	13.2

Automotive	408,272	422,045	413,690	13,773	3.4	(8,355)	(2.0)

Power Group	100,788	104,620	143,858	3,832	3.8	39,238	37.5
Precision Products — divested July 17, 2002	10,214	3,435	—	(6,779)	(66.4)	(3,435)	(100.0)
Specialty Materials Group	43,132	42,714	40,223	(418)	(1.0)	(2,491)	(5.8)
Pharmaceutical Services	13,714	13,200	9,088	(514)	(3.7)	(4,112)	(31.2)

Technologies	167,848	163,969	193,169	(3,879)	(2.3)	29,200	17.8

Filtration and Minerals	82,004	82,129	78,567	125	0.2	(3,562)	(4.3)

Corporate/ Intersegment	(800)	—	—	800	100.0	—	—

	$657,324	$668,143	$685,426	$10,819	1.6	$17,283	2.6

Operating Income (Loss)
Automotive	$7,487	$10,501	$21,488	$3,014	40.3	$10,987	104.6
Technologies	(2,153)	(2,570)	36,687	(417)	(19.4)	39,257	N/A
Filtration and Minerals	4,730	8,078	5,285	3,348	70.8	(2,793)	(34.6)
Divested Divisions	(2,105)	(6,497)	—	(4,392)	(208.6)	6,497	100.0
Corporate/ Intersegment	(8,522)	(4,318)	(3,312)	4,204	49.3	1,006	23.3

	$(563)	$5,194	$60,148	$5,757	N/A	$54,954	1,058.0

2003 Compared to 2002

Automotive Segment

      Sales in our Automotive Segment decreased $8.4 million, or 2.0%, to $413.7 million in 2003 from $422.0 million in 2002. This decline in sales was less than the estimated 4.0%-4.5% decline in the industry-wide North American light vehicle production levels in 2003 due to significant sales growth in our Wolverine division.

      Our Wolverine division’s sales increased $10.5 million, or 13.2%, to $89.9 million in 2003 from $79.4 million in 2002. This increase is due to a 6.3% volume increase despite lower overall North American automotive production levels and 6.8% favorable foreign currency exchange rates as a result of the strengthening of the Euro. Approximately 40% of our Wolverine division’s sales are European. Wolverine’s volume increases were driven by increased gasket material sales primarily as a result of new program wins in North America, and increased brake programs with original equipment manufacturers in Europe, as well as other new programs with original equipment manufacturers.

      Offsetting our Wolverine division’s sales increase was a decrease in our Hillsdale division’s sales of $18.8 million, or 5.5%, to $323.8 million in 2003 from $342.7 million in 2002. The lower Hillsdale sales are primarily related to the 4.0%-4.5% decrease in overall North American light vehicle production levels in 2003 and the phase-out of three programs. The decision to not select Hillsdale on the successor platforms for these three programs was made well before the current management team joined in 2002. The sales decrease for the three program phase-outs totaled $31.1 million, including $10.5 million for a Ford Motor Company transmission pump, $9.6 million for a General Motors connecting rod program, and $11.0 million for an Acura knuckle program. Partially offsetting these program losses was $5.0 million related to a new technology micro-filtration transmission program and a Mitsubishi knuckle program. Hillsdale’s customer/platform mix compares favorably to the industry composite sales performance, which also contributed to partially offsetting the overall North American light vehicle production decrease and the decreases from the three program phase-outs. Approximately 36% of Hillsdale sales are to U.S. operations of Japanese automakers and 19% are related to General Motors light trucks and SUVs, which continue to outperform the overall industry growth rate.

      The North American automotive market remains a highly competitive market that is subject to potentially significant volume changes. We expect these competitive pressures to continue and possibly intensify. There are indications that our customers are consolidating their supplier base, increasing international sourcing and intensifying pressure for price reductions. We have been and will continue to respond to these pressures by (a) continually improving productivity through Lean manufacturing, six sigma, and increased sourcing from lower cost international suppliers, (b) improving our technology positions, including designing products to be manufactured at a lower cost, and (c) achieving cost reductions from our existing supplier base.

      The Automotive Segment’s operating income increased $11.0 million, or 104.6%, to $21.5 million in 2003 from $10.5 million in 2002. This $11.0 million improvement in operating income was primarily due to the following favorable/ (unfavorable) items:

a. $8.8 million reduction in costs due to productivity and cost improvements;

b. ($2.9) million in price decreases;

c. ($4.0) million of increased costs primarily related to the a supplier related quality issue ($1.0 million), increased start-up costs primarily related to a new Visteon program ($1.0 million), expedited freight costs due to production schedule issues ($0.9 million), and other higher operating costs ($1.1 million), primarily related to higher energy, and wage and benefits expenses at our unionized facilities;

d. $8.0 million reduction in goodwill amortization expense in 2003 compared to 2002 (due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which no longer requires the amortization of goodwill);

e. $1.1 million in additional depreciation expense recorded in 2002 related to adjustments to bring the estimated useful lives of certain equipment within this segment in line with estimated periods of active production.

      The Automotive Segment’s decrease in margin associated with the volume changes discussed above was more than offset by favorable sales mix and favorable foreign currency exchange rates as a result of the strengthening of the Euro.

Technologies Segment

      Sales in our Technologies Segment increased $29.2 million, or 17.8%, to $193.2 million in 2003 from $164.0 million in 2002. Excluding sales from our Precision Products business, which we divested in July 2002, this segment’s sales increased $32.6 million, or 20.3%.

      Sales in the Power Group, which represent 74% of this segment’s sales, increased $39.2 million, or 37.5%. The increase in our Power Group sales is primarily related to new contracts, improved pricing, and increased defense spending. Growth was particularly strong in battery sales to Boeing Corporation for the JDAM (Joint Direct Attack Munitions) Programs, the U.S Army CECOM (Communications Electronic Command)

mobile communications program, telecommunication battery sales, and customer funded product development contracts. We were awarded several significant military and space battery contracts that, in addition to being a factor in our 2003 sales growth, resulted in an increase in backlog of $36.4 million, or 32%, as of November 30, 2003 for our Technologies Segment. In addition, we have an additional $19.0 million space station contract that has been awarded to us but is not included in the backlog number above because it has not yet been appropriated by the United States Congress. We expect this award to be appropriated during 2004, which would increase Technologies November 30, 2003 year-over-year backlog amount by 50%. The remaining increased backlog is primarily related to the CECOM program and certain guided munitions and missile programs. We are in the process of implementing additional capacity and automated production lines to ensure sufficient capacity and to significantly reduce production costs for these programs.

      Partially offsetting the strong increase in our Power Group sales were declines in our Specialty Materials Group and our Pharmaceutical Services businesses. In our Specialty Materials Group, sales decreased $2.5 million, or 5.8%, primarily related to $1.5 million from two relatively small businesses that we exited during 2003, and $0.7 million due to a decrease in boron sales, which are generally larger value orders that are not consistent in timing. In our Pharmaceutical Services business, sales decreased $4.1 million, or 31.2%. A fire in the third quarter of 2001 disrupted operations at our primary pharmaceutical facility and resulted in customer concerns as to the potential impact on quality and sourcing capability. This led to the non-renewal of some contracts and general softening in orders due to customer concerns. Recently, a Federal Drug Administration (“FDA”) quality audit was successfully completed with very favorable results, which have been communicated to our customers. We have recently seen new orders being placed by customers that were lost after the disruptive impact of the fire.

      The Technologies Segment’s operating income improved $39.3 million to income of $36.7 million in 2003 from a loss of $2.6 million in 2002. Included in the 2002 amount were the following unusual items that reduced 2002 operating income by $12.0 million and affect the comparability of 2002 and 2003.

a. $5.7 million of legal expenses and legal settlement charges recorded in the first six months of 2002 in Selling and Administrative expenses;

b. $3.1 million loss for an insurance receivable recorded in the second quarter of 2002 primarily related to inventories damaged in a fire during the third quarter of 2001 at our Missouri bulk pharmaceutical manufacturing plant;

c. $5.5 million charge in restructuring expense recorded in the second quarter of 2002 associated with our decision to exit our Gallium-based specialty material business due to continued soft demand from customers in the telecommunications and semi-conductor markets. The $5.5 million restructuring charge included an inventory write-down of $2.9 million, representing the estimated loss incurred from the liquidation of current inventory. An additional $2.4 million was recorded in other accrued liabilities primarily related to the estimated loss of inventory to be purchased under a firm purchase commitment. Finally, a $0.2 million asset impairment charge was recorded against property, plant and equipment;

d. $0.4 million of officer severance compensation during the third quarter of 2002 included in Selling and Administrative expense;

e. $1.2 million of income recorded in the second quarter of 2002 related to the reversal of a portion of our fourth quarter 2001 Restructuring expense for severance payments made by our pension plan; and

f. $1.5 million of income from an inventory adjustment to adjust inventory values to equal actual physical counts.

      Included in the 2003 amount were the following unusual items that increased 2003 operating income by $11.3 million and affect the comparability of 2002 and 2003.

a. $2.6 million of expense primarily related to the settlement of environmental and legal issues at our Colorado Springs facility as discussed in the Item 3, Legal Proceeding, included elsewhere in this report;

b. $2.1 million of depreciation expense as we accelerated our depreciation schedule for assets in businesses that we are exiting or restructuring;

c. $0.4 million related to a reserve on receivables from Loral Corporation, a customer who has filed for bankruptcy;

d. $9.0 million of insurance gains in 2003 related to the settlement of fire insurance claims; and

e. $7.4 million in 2003 of lower goodwill amortization expense due to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on December 1, 2002.

      In addition, the following favorable/(unfavorable) items, with a net favorable total of $16.0 million in 2003, contributed to the improvement in operating income:

a. $8.2 million related to productivity initiatives from better management of our supply chain ($5.8 million) and six sigma production techniques ($2.4 million);

b. $12.4 million related to increased volumes ($6.2 million) and improved pricing ($6.2 million);

c. ($3.0) million primarily related to management infrastructure expense investments made to launch our commercial power products growth initiatives;

d. $1.4 million of business consulting expenses in 2002 to develop a strategy for our Power Group business and;

e. ($3.0) for other general net cost increases, primarily selling related costs to support the increase in net sales, and wage and benefit cost increases.

Filtration and Minerals Segment

      Sales in our Filtration and Minerals Segment decreased $3.6 million, or 4.3%, to $78.6 million in 2003 from $82.1 million 2002. This decrease was due primarily to lower volumes and a change from acting as a distributor to a sales agent for the sale of a certain product. During the fourth quarter of 2002, we were, but are no longer, exploring the possible sale of our Filtration and Minerals business. This potential sale diverted a significant amount of divisional management attention from operational focus, which had a negative impact on 2003 performance. During 2003, a new divisional leadership team was put in place, including a divisional president and functional leaders for sales and marketing, finance, human resources, and operations.

      The Filtration and Minerals Segment’s operating income decreased $2.8 million, or 34.6%, to $5.3 million in 2003 from $8.1 million in 2002. The decreased earnings were primarily due to lower volumes ($1.7 million), higher energy costs ($1.0 million), higher severance and recruiting costs related to restructuring the segment’s management team ($1.2 million), and additional freight costs largely related to the resolution of disputed freight claims with a former carrier ($0.8 million). These negative factors were partially offset by favorable foreign currency exchange rates as a result of the strengthening of the Euro and lower per ton mining costs.

Company Discussion

      Net sales. Net Sales increased $17.3 million, or 2.6%, to $685.4 in 2003 from $668.1 in 2002. Excluding sales from our Precision Products business within our Technologies Segment, which we divested in July 2002, net sales increased $20.7 million, or 3.1%. This increase was due to strong increases of 37.5% in our Technologies Segment’s Power Group and 13.2% in our Automotive Segment’s Wolverine business, partially offset by decreases of 5.5% in our Automotive Segment’s Hillsdale business and 4.3% in our Filtration and Minerals Segment. See above for a discussion of the individual segments’ results.

      Cost of products sold (exclusive of depreciation). Costs of products sold increased $0.5 million, or 0.1%, to $522.3 million in 2003 from $521.8 million in 2002. Our gross margin increased $16.8 million to $163.1 million in 2003 from $146.3 million in 2002, and the gross margin percentage increased 1.9 points from 21.9% to 23.8%, despite an increase in energy costs which represent a significant component of the operating costs of our Automotive Segment’s Wolverine business and Filtration and Minerals Segment. This margin rate improvement is primarily the result of productivity improvements in our Automotive and Technologies Segments, price increases in our Technologies Segment, improved sales mix in our Automotive Segment, and favorable foreign currency exchange rates as a result of the strengthening of the Euro in the Automotive and Filtration and Minerals Segments.

      Selling and administrative. Selling and administrative expenses decreased $0.5 million, or 0.8%, to $63.2 million in 2003 from $63.7 million in 2002. The decreased expenses are primarily related to the following favorable/ (unfavorable) items:

      a. $3.1 million of decreased expenses related to environmental and legal matters;

      b. $3.5 million in reduced officer severance costs and Supplemental Executive Retirement Plan expenses in 2003 compared to 2002;

      c. $1.4 million of business consulting expenses in 2002 to develop a strategy for our Power Group business,

      d. ($4.2) million of increased costs related to (a) strengthening our management team, (b) investing in the development of our commercial power products growth initiatives within our Technologies Segment, and (c) pursuing international sourcing opportunities primarily in our Hillsdale division;

      e. ($1.2) million higher severance and recruiting costs related to restructuring our Filtration and Minerals Segment’s management team; and

      f. ($2.1) million in other general net cost increases.

      Depreciation and amortization. Depreciation and amortization expense increased $1.6 million, or 3.4%, to $48.1 million in 2003 from $46.5 million 2002. The increase in depreciation and amortization expense was primarily the result of accelerating our depreciation schedule for assets in businesses that we are exiting or restructuring.

      Goodwill amortization. Due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, no goodwill amortization expense was recorded in 2003 while 2002 included $15.4 million of expense. This new accounting standard required that we cease the amortization of goodwill, effective December 1, 2002, and complete an annual impairment test to determine if an impairment charge has occurred. We did not recognize any impairment charges in 2003.

      Restructuring. During 2002, we recorded $5.9 million of restructuring expense, which was primarily related to our announcement on May 31, 2002 to exit our Gallium business in our Technologies Segment, due to the downturn in the fiber-optic, telecommunication and semiconductor markets. This resulted in a $5.5 million charge recorded in restructuring expense during the second quarter of 2002. This charge primarily represents the liquidation of existing inventories and an accrual for inventory to be purchased under firm purchase commitments. There were no restructuring charges in 2003.

      Loss from divestitures. All amounts recorded in loss from divestitures expense relate to operations that were sold or that were divested prior to November 30, 2002. During 2002, we completed the sale of our Precision Products business in our Technologies Segment to a group of former employees and divisional management personnel. We recorded a $2.8 million loss on this sale in the second quarter of 2002. Also, during the second quarter of 2002, we recorded $3.4 million in accruals related to costs for certain litigation issues and environmental remediation costs. The remaining amounts related to worker’s compensation claims for employees of our sold divisions. There was no loss from divestitures during 2003.

      Insurance related losses/(gains). During the second quarter of 2002, we recorded a $3.1 million loss for an insurance receivable primarily related to inventories damaged in a fire during the third quarter of 2001 at our Missouri bulk pharmaceutical manufacturing plant. We recorded this charge to fully reserve the receivable because the insurance underwriter was contesting the coverage on these assets. We were disputing the insurance carrier’s position and were vigorously pursuing efforts to collect on our claims. In the third quarter of 2003, we recorded a $2.8 million gain related to our final settlement with this insurance carrier. In addition, in the second quarter of 2003, we recorded a $5.5 million gain primarily related to the settlement of a claim with our insurance carrier over the coverage on a fire during 2002 at our Seneca, Missouri non-operating facility.

      Interest expense. Interest expense was $36.5 million in 2003 compared to $36.8 million in 2002 (excluding $2.3 million in 2003 and $4.3 million in 2002 which was allocated to discontinued operations as required by GAAP). Included in 2002 was $1.5 million in fees and other costs, primarily related to establishing our accounts receivable asset-backed securitization. Including the interest allocated to discontinued operations and the one-time fees related to our accounts receivable asset-backed securitization, our reduced interest expense is due to lower average debt levels. As a result of our August 2003 refinancings, we incurred an additional $39.5 million of debt ($250.0 million of senior unsecured notes were issued to redeem $210.5 million of our existing $220.0 million of senior subordinated notes). These additional proceeds were used to reduce lower rate bank debt and the obligations of our accounts receivable asset-backed securitization. Assuming interest rates are constant or increase, this will result in increased interest expense in 2004.

      Preferred stock dividends accrued. Effective September 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain instruments be classified as liabilities in our balance sheet. The effect of the adoption was that, as of September 1, 2003, we reclassified the current redemption value plus unpaid dividends on our redeemable preferred stock to long-term liabilities and the accrual of dividends payable for the period September 1, 2003 through November 30, 2003 has been recorded as a component of non-operating expenses in our consolidated statements of income.

      Other income (expense), net. Other income (expense), net decreased $3.1 million to expense of $1.6 million in 2003 from income of $1.5 million in 2002. This decrease is primarily related to losses on foreign currency exchange rate forward contract hedges in the Corporate Segment which are entered into to offset foreign currency exchange rate exposures in the operating segments.

      Write-off of deferred financing costs. During the third quarter of 2003, we wrote-off $6.3 million of deferred financing costs in connection with the retirement of our former senior secured credit facility and the redemption of approximately 95% of our senior subordinated notes.

      Income (loss) from continuing operations before taxes. Income (loss) from continuing operations before taxes improved $41.7 million from a loss of $30.1 million in 2002 to income of $11.6 million in 2003. This change was primarily the result of the following favorable/ (unfavorable) unusual items (in million of dollars):

a. Loss from divestitures in 2002	$6.5
b. Restructuring in 2002	5.9
c. Insurance related gains in 2003 and losses in 2002	11.4
d. Write-off of deferred financing costs in 2003	(6.3)
e. Goodwill amortization expense (no longer amortized in 2003)	15.4

      The remaining $8.8 million represents $13.0 million of operating improvements as a result of increased sales and productivity initiatives partially offset by $4.2 million of preferred stock dividend accruals.

      Income tax provision (benefit). Income tax provision (benefit) was $2.8 million in 2003 and $1.9 million in 2002 (excluding $0.6 million tax benefit in 2003 and $0.7 million tax provision in 2002 which was allocated to discontinued operations). These provisions relate to the allocation of income and loss between the United States and foreign jurisdictions and primarily represent the estimated tax that will be due in certain non-U.S. jurisdictions where no tax benefit can be assured from utilizing previous losses. There was no U.S. Federal tax benefit or provision recorded during 2003 and 2002.

      Discontinued operations. During the second quarter of 2003, we accounted for our Hillsdale U.K. Automotive operation as a discontinued operation. During the third quarter of 2003, we accounted for the sale of certain assets of our Germanium-based business in our Technologies Segment as a discontinued operation.

Accordingly, we have restated our prior period financial statements to conform to the discontinued operations presentation.

      Net income (loss). Net income (loss) improved $39.7 million to net income of $2.8 million in 2003 from a net loss of $36.8 million in 2002 as a result of the items discussed above.

2002 Compared to 2001

Automotive Segment

      Sales in our Automotive Segment increased $13.8 million, or 3.4%, to $422.0 million in 2002 from $408.3 million in 2001. Our Hillsdale division’s net sales increased $8.5 million, or 2.5%, to $342.7 million in 2002 from $334.2 million in 2001. This increase is a result of increased North American automotive builds in 2002 compared to 2001. Our Wolverine division’s sales increased $5.3 million, or 7.1%, to $79.4 million in 2002 from $74.1 million in 2001. This increase was a result of the increased North American automotive build in 2002 compared to 2001, as well as the initial penetration in the United States aftermarket business.

      The Automotive Segment’s operating income increased $3.0 million, or 40.3%, to $10.5 million in 2002 from $7.5 million in 2001. This improved performance resulted primarily from slightly higher sales volumes, improved sales mix, and productivity improvements. Unusual expenses, totaling $1.8 million in 2002 were incurred for severance, recruiting and relocation related to strengthening the Automotive Segment’s management team and workforce-related consulting fees that further dampened our profitability. An additional $1.1 million in depreciation expense was recorded in the second quarter of 2002 related to adjustments to bring the estimated useful lives of certain equipment within this segment in line with estimated periods of active production.

Technologies Segment

      Sales in our Technologies Segment decreased $3.9 million, or 2.3%, to $164.0 million in 2002 from $167.8 million in 2001. Excluding sales from our Precision Products business, which we divested in July 2002, this segment’s sales increased $2.9 million, or 1.8%. Sales in the Power Group increased $3.8 million, or 3.8%, during 2002 compared to 2001, which was offset by a decrease of $0.4 million, or 1.0%, in our Specialty Materials Group. Within the Specialty Materials Group, the demand for gallium-based products, was significantly impacted by the extremely weak demand which led to our decision to exit the business. The decrease in gallium sales was partially offset by an increase of $5.5 million, or 33.5%, in sales of enriched boric acid products sold to nuclear power reactor facilities.

      The Technologies Segment’s operating results decreased $0.4 million to an operating loss of $2.6 million in 2002 from $2.2 million in 2001. The decrease in 2002 operating results included provisions of $15.7 million in unusual charges, detailed below, versus $8.7 million of restructuring charges recorded in our 2001 earnings. These 2002 unusual charges, detailed below, impact the comparability with 2001. The following items detail the $15.7 million of unusual charges charges in 2002:

•	$5.7 million of legal expenses and legal settlement charges recorded in Selling and Administrative expenses during the first half of 2002;

•	$3.1 million loss for an insurance receivable primarily related to inventories damaged in a fire during the third quarter of 2001 at our Missouri bulk pharmaceutical manufacturing plant;

•	$1.4 million in expense for business consulting fees to develop a strategy for our Power Group business; and

•	$5.5 million charge in restructuring expense in the second quarter of 2002 associated with our decision to exit our gallium-based specialty material business due to continued soft demand from customers in the telecommunications and semi-conductor markets. The $5.5 million restructuring charge during the second quarter of 2002 included an inventory write-down of $2.9 million, representing the estimated loss incurred from the liquidation of current inventory. An additional $2.4 million was recorded in other accrued liabilities primarily related to the estimated loss of inventory to be purchased under a firm purchase commitment. Finally, a $0.2 million asset impairment charge was recorded against property, plant and equipment.

Filtration and Minerals Segment

      Sales in our Filtration and Minerals Segment increased $0.1 million, or 0.2%, to $82.1 million in 2002 from $82.0 million in 2001. The sales increase during 2002 was primarily the result of improved pricing and sales mix, partially offset by decreased volumes.

      The Filtration and Minerals Segment’s operating income increased $3.3 million, or 70.8%, to $8.1 million in 2002 from $4.7 million in 2001. Improved profitability was primarily attributable to lower energy costs, favorable product mix and pricing, improved production efficiencies and favorable foreign currency exchange rates due to the strengthening of the Euro during 2002.

Company Discussion

      Net sales. Net sales of $668.1 million in 2002 increased $10.8 million, or 1.6%, from $657.3 million in 2001. Excluding the sale in July 2002 of our Precision Products business included in our Technologies Segment, our net sales increased $17.6 million, or 2.7% in 2002 compared to 2001.

      Cost of products sold (exclusive of depreciation). Our gross margins increased 2.9 points to 21.9% in 2002 from 19.0% in 2001. The improved sales mix primarily related to increased sales in our Technologies Segment’s Power Group and our Automotive Segment’s Wolverine operation, and productivity improvements in all our businesses contributed to the increased gross margins. Our Technologies Segment was also favorably impacted by the restructuring actions initiated in the fourth quarter of 2001, while our Filtration and Minerals Segment benefited from improved pricing and significantly lower energy costs, which were high in 2001 when the Western United States experienced an energy crisis.

      Selling and administrative. Selling and administrative expenses increased $11.3 million, or 21.5%, to $63.7 million in 2002 from $52.5 million in 2001. The increased costs in 2002 were primarily related to:

a. $6.0 million of legal expenses and legal settlement charges recorded in Selling and Administrative expenses during the first half of 2002;

b. $1.4 million in our Technologies Segment for business consulting fees to develop a strategy for our Power Group business;

c. $3.7 million in severance, recruiting, relocation costs, and workforce-related consulting fees as we continued our investment in restructuring and strengthening our leadership team; and

d. $1.2 million in increased compensation costs related to a recently adopted long-term bonus plan for certain corporate and divisional management executives.

      Depreciation and amortization (including Goodwill Amortization). Depreciation and amortization expenses increased $4.9 million, or 8.6%, to $61.9 million in 2002 from $57.0 million in 2001. The increase is primarily attributable to higher depreciation costs as a result of capital expenditures in 2001, primarily for new automotive programs, and an adjustment for an additional $1.1 million in expense in the second quarter of 2002 to bring the estimated useful lives of certain equipment in the Automotive Segment in line with estimated periods of active production on existing automotive programs.

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

      The facility costs of $5.4 million include a non-cash adjustment of $1.3 million to write down the carrying value of the three plants to their estimated fair value in holding them for sale, a non-cash charge of $2.2 million on the loss of abandoning the machinery and equipment and other assets at the plant locations and at corporate headquarters, and a $1.9 million charge for future lease commitments, net of estimated proceeds received from subleasing the various spaces. The asset impairment adjustments are recorded against Property Plant and Equipment in our balance sheets. The other shutdown costs to exit the business consist primarily of a $3.0 million non-cash charge related to inventory.

      Loss from divestitures. All amounts recorded in divestitures expense relate to operations that were sold or that were divested prior to November 30, 2002. During 2002, we completed the sale of our Precision Products business in our Technologies Segment to a group of former employees and divisional management personnel. We recorded in the second quarter of 2002 a $2.8 million loss on this sale. Also, during the second quarter of 2002, we recorded $3.4 million in accruals related to costs for certain litigation issues and environmental remediation costs. The remaining amounts related to worker’s compensation claims for employees of our sold divisions, and additional accruals related to litigation and environmental remediation costs. The amounts recorded in 2001 related to costs of divestitures in previous years.

      Insurance related losses. During the second quarter 2002, we recorded a $3.1 million loss for an insurance receivable primarily related to inventories damaged in a fire during the third quarter 2001 at our Missouri bulk pharmaceutical manufacturing plant. We recorded this charge to fully reserve the receivable because the insurance underwriter is contesting the coverage on these assets. We were disputing the insurance carrier’s position and vigorously pursuing efforts to collect on our claims, but the recovery of our claim was uncertain in 2002.

      Interest expense. Interest expense was $36.8 million in 2002 and $35.4 million in 2001 (excluding interest allocated to discontinued operations in 2002 of $4.3 million and in 2001 of $8.0 million). Also included in interest expense in 2002 are $1.5 million in fees and other costs, primarily related to our unconsolidated accounts receivable asset-backed securitization. Excluding these $1.5 million in fees and other costs and including the interest allocated to discontinued operations, our interest expense decreased due to lower interest rates and lower debt levels.

      Income (loss) from continuing operations before taxes. Loss from continuing operations before taxes decreased $2.3 million, or 7.1%, to $30.1 million in 2002 from $32.4 million in 2001. The following items represent charges by segment that affect the comparability between loss from continuing operations before taxes for 2001 and 2002 (in millions).

	2001	2002	Segment

Selling and administrative — severance and other workforce related expenses	$3.1	$3.3	Corporate
Selling and administrative — severance and other workforce related expenses	—	1.3	Technologies
Selling and administrative — severance and other workforce related expenses	—	2.5	Automotive
Loss from divestitures	2.1	6.5	Divested Divisions
Restructuring — exiting of the gallium business	—	5.5	Technologies
Restructuring	5.4	0.4	Corporate
Restructuring	8.7	—	Technologies
Selling and administrative — legal and settlement costs	—	5.7	Technologies
Selling and administrative — legal and settlement costs	—	0.3	Corporate
Insurance related losses	—	3.1	Technologies
Depreciation adjustment related to equipment useful lives	—	1.1	Automotive

	$19.3	$29.7

      In addition, during 2002, we incurred $1.4 million of expense in our Technologies Segment for business consulting fees to develop a strategy for our Power Group.

      Income tax provision (benefit). Income tax provision was $1.9 million in 2002 compared to a benefit of $10.2 million in 2001. Differences in the income taxes recorded primarily relate to recording a tax benefit during 2001 on losses, to the extent those losses could be carried back to prior fiscal years, and a refund could be obtained from the taxing authority. For any amounts in excess of the carry back amounts, we have elected to provide a valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, there is no tax benefit recorded during 2002. The provision in 2002 relates to the allocation of income and loss between the United States and foreign jurisdictions and represents the estimated tax that will be due in certain jurisdictions where no tax benefit can be assured from utilizing our losses.

      Discontinued operations. Throughout 2001, we accounted for our former Machinery Segment as a discontinued operation and prior periods have been restated to conform to the discontinued operations presentation. On December 14, 2001, we completed the sale of our Machinery Segment as of November 30, 2001. Accordingly, there is no effect on our operations in 2002. In addition, the accompanying 2001 and 2002 financial information has been restated to reflect the accounting for the sale of our Hillsdale UK Automotive operation and the sale of certain assets in our Germanium-based business as discontinued operations. The Hillsdale UK Automotive operation was sold on June 11, 2003, and certain assets in our Germanium-based business were sold in July 2003.

      Net loss. The net loss decreased $17.1 million, or 31.8%, to $36.8 million in 2002 from $54.0 million in 2001. The decrease in net loss is the result of the items discussed above.

Liquidity and Capital Resources

      Our cash flows from operations and availability under our various credit facilities are considered adequate to fund our short-term and long-term capital needs. As of November 30, 2003, we had $114.1 million unused under our various credit facilities. However, due to various financial covenant limitations under our New Credit Agreement (as defined under the Capitalization section below) measured at the end of each quarter, on November 30, 2003, we could only incur an additional $60.1 million of indebtedness.

      In August 2003, we entered into the New Credit Agreement which provides for an original term loan of $150.0 million and a revolving credit facility of $125.0 million. The proceeds of the New Term Loan (as defined under the Capitalization section below) were used to repay our prior credit agreement. In addition, we issued $250.0 million of Senior Unsecured Notes due 2013 and completed a tender offer for approximately

95% of our existing Senior Subordinated Notes due 2008. These refinancings are expected to provide us sufficient liquidity and capital resources to operate our business into the future. See the Capitalization Section below for additional details on the New Credit Agreement and the Senior Unsecured Notes.

      At November 30, 2003, we were in compliance with all of our debt covenants. We expect to remain in compliance with our debt covenants throughout fiscal year 2004.

Cash Flows

      Operating Activities. Operating activities used $1.0 million in cash during 2003 compared to providing $75.9 million in 2002. In 2002, cash flows from operating activities were impacted by our net loss of $36.8 million, which was offset by non-cash charges of $65.0 million from depreciation and amortization, $6.5 million from losses from divestitures, $6.1 million from deferred income taxes, and $3.1 million from insurance related losses, which results in cash sources of $43.9 million compared to a similarly calculated amount in 2003 of $60.0 million. The 2003 amount of $60.0 million, an improvement of $16.1 million, or 36.7%, over 2002, is comprised of our net income of $2.8 million, and non-cash charges of $50.8 million from depreciation and amortization, $4.2 million for preferred stock dividends accrued, $4.2 million from loss from discontinued operations, and $6.3 million from the write-off of deferred financing costs, partially offset by non-cash insurance gains of $8.3 million.

      The operating cash flow for 2002 was also increased by $32.0 million due to changes in certain assets and liabilities, resulting in net cash provided by operating activities of $75.9 million, primarily due to $46.5 million of proceeds from the sale of receivables to our accounts receivable asset-backed securitization, which was partially offset primarily by increases in our percentage of completion accounting working capital needs and decreases in accrued liabilities.

      The operating cash flow for 2003 was reduced by $61.0 million due to changes in certain assets and liabilities, resulting in net cash used in operating activities of $1.0 million. This was primarily due to:

a. $46.5 million use of cash to pay off all the obligations of EaglePicher Funding Corporation;

b. $3.1 million of cash generated from the better management of the primary working capital areas of accounts receivable, inventories, and accounts payable;

c. $7.8 million of cash received from insurance settlements;

d. approximately $15.0 million for payments on restructuring and legal matters which were expensed in 2002; and

e. $10.3 million increase in production on long-term defense contracts where costs are incurred before shipments or milestone billings are made and collected; this was primarily driven by a 37.5% increase in our Power Group revenues within our Technologies Segment.

      Investing Activities. Investing activities used $23.6 million in cash during 2003 compared to using $7.9 million in 2002. The 2003 amount primarily includes $16.2 million for capital expenditures and $7.6 million for the purchase of intangibles and investments in unconsolidated subsidiaries. The 2002 amount primarily includes $16.3 million for capital expenditures, which was partially offset by $6.9 million of proceeds from the sale of our Construction Equipment Division, which represented our former Machinery Segment, and $3.1 million of proceeds from the sale of our Precision Products business. We expect our capital expenditures to be between $35.0 million to $40.0 million in 2004, and our investments in unconsolidated or consolidated ventures to be between $8.0 million and $10.0 million.

      Financing Activities. Financing activities provided $37.1 million of cash during 2003 compared to using $67.4 million during 2002. During 2003, we completed a tender offer on our senior subordinated notes and issued new senior unsecured notes. In addition, we paid off our former credit agreement and issued a new credit agreement. For a detailed discussion of these transactions and the conditions of the new instruments, see the Capitalization section below. Accordingly, during 2003, we used $351.0 million of cash to redeem our senior subordinated notes, pay-off our former credit agreement, and make regularly scheduled debt payments, and we received $387.2 million, net of financing costs, of cash from the issuance of the new senior unsecured notes and the new credit agreement. In addition, during 2003, we sold to our controlling common shareholder, Granaria Holdings B.V., Bert Iedema, one of our directors and an executive officer of Granaria Holdings B.V., and two of our executive officers the 69,500 shares of common stock held in our Treasury for $13.00 per share, or $0.9 million. During 2002, we used $34.7 million to reduce our revolving credit facility, primarily from proceeds associated with the sale of our receivables to our accounts receivable asset-backed securitization. Also during 2002, regularly scheduled debt payments and divestitures resulted in a $32.5 million decline in our long-term debt.

Capitalization

      Our capitalization, which excludes the obligations of our accounts receivable asset-backed securitization of $46.5 million at November 30, 2002 and zero at November 30, 2003, consisted of the following at November 30, 2002 and November 30, 2003 (in thousands of dollars):

	2002	2003

New Credit Agreement:
New revolving credit facility	$—	$—
New term loan	—	149,625
Former Credit Agreement:
Former revolving credit facility, paid off in August 2003	121,500	—
Former term loan, paid off in August 2003	16,925	—
Senior Unsecured Notes, 9.75% interest, due 2013, net of $1.9 million discount	—	248,040
Senior Subordinated Notes, 9.375% interest, due 2008	220,000	9,500
Industrial Revenue Bonds, 1.8% to 2.2% interest, due in 2004 and 2005	15,300	13,600
Other	—	1,105

	373,725	421,870
Preferred Stock	137,973	154,416
Shareholders’ Deficit	(87,578)	(90,207)

	$424,120	$486,079

      New Credit Agreement. We have a syndicated senior secured loan facility (“New Credit Agreement”) providing an original term loan (“New Term Loan”) of $150.0 million and a $125.0 million revolving credit facility (“New Facility”). The New Facility and the New Term Loan bear interest, at our option, at a rate equal to (i) LIBOR plus 350 basis points or (ii) an Alternate Base Rate (which is equal to the highest of (a) the agent’s prime rate, (b) the Federal funds effective rate plus 50 basis points, or (c) the base CD rate plus 100 basis points) plus 250 basis points. Interest is generally payable quarterly on the New Facility and New Term Loan. We have entered into interest rate swap agreements to manage our variable interest rate exposure. Our interest rate swap agreements that were outstanding as of November 30, 2003 matured in December 2003. The New Credit Agreement also contains certain fees. There are fees for letters of credit equal to 3.5% per annum for all issued letters of credit, and there is a commitment fee on the New Facility equal to 0.5% per annum of the unused portion of the New Facility. If we meet certain financial benchmarks, the interest rate spreads on the borrowing, the commitment fees and the fees for letters of credit may be reduced.

      The New Term Loan will mature upon the earlier of (i) August 7, 2009, (ii) 180 days prior to the maturity of our Senior Subordinated Notes if more than $5.0 million of aggregate principal amount of Senior Subordinated Notes are outstanding, or (iii) 180 days prior to the mandatory redemption of our 11.75% Cumulative Redeemable Exchangeable Preferred Stock (“Preferred Stock”) if more than $5.0 million of its aggregate liquidation preference remains outstanding. The New Facility will mature upon the earlier of

(i) August 7, 2008, (ii) 180 days prior to the maturity of our Senior Subordinated Notes if more than $5.0 million of aggregate principal amount of Senior Subordinated Notes are outstanding, or (iii) 180 days prior to the mandatory redemption of our Preferred Stock if more than $5.0 million of its aggregate liquidation preference remains outstanding. Our Senior Subordinated Notes mature and our Preferred Stock is scheduled for mandatory redemption, on March 1, 2008.

      At November 30, 2003, we had $40.1 million in outstanding letters of credit under the New Facility, which together with borrowings of zero, made our available borrowing capacity of $84.9 million. However, due to various financial covenant limitations under our New Credit Agreement measured at the end of each quarter, on November 30, 2003, we could only incur an additional $60.1 million of indebtedness.

      The New Credit Agreement is secured by our capital stock, the capital stock of substantially all of our domestic United States subsidiaries, a certain portion of the capital stock of our foreign subsidiaries, and substantially all other assets of our United States subsidiaries. Additionally, the New Credit Agreement is guaranteed by us and certain of our United States subsidiaries.

      The New Credit Agreement contains covenants that restrict our ability to declare dividends or redeem capital stock, incur additional debt or liens, alter existing debt agreements, make loans or investments, form or invest in joint ventures, undergo a change in control or engage in mergers, acquisitions or asset sales. These covenants also limit the annual amount of capital expenditures and require us to meet certain minimum financial ratios. For purposes of determining outstanding debt under our New Credit Agreement, we include the outstanding obligations of EPFC, our off-balance sheet special purpose entity (see Note K for a detailed discussion of EPFC). We were in compliance with all covenants at November 30, 2003.

      In addition to regularly scheduled payments on the New Credit Agreement, we are required to make mandatory prepayments equal to 50.0% of annual excess cash flow, as defined in the New Credit Agreement, beginning with our fiscal year ending November 30, 2004. The net proceeds from the sale of assets (subject to certain conditions), the net proceeds of certain new debt issuance, and 50.0% of the net proceeds of any equity securities issuance are also subject to mandatory prepayments on the New Credit Agreement.

      Former Credit Agreement. We had a syndicated senior secured loan facility (“Former Credit Agreement”) which provided for an original term loan (“Former Term Loan”) of $75.0 million, as amended, and a $220.0 million revolving credit facility (“Former Facility”). We paid off the Former Credit Agreement with the proceeds from our New Credit Agreement and Senior Unsecured Notes in August 2003. The Former Facility and the Former Term Loan bore interest, at our option, at LIBOR plus 275 basis points, or the bank’s prime rate plus 150 basis points. Interest was generally payable quarterly on the Former Facility and Former Term Loan. The Former Credit Agreement also contained certain fees.

      Senior Unsecured Notes. In August 2003, we issued $250.0 million 9.75% Senior Unsecured Notes, due 2013, at a price of 99.2% of par to yield 9.875%. Accordingly, the net proceeds before issuance costs were $248.0 million. The discount is being amortized over the life of the Senior Unsecured Notes. The Senior Unsecured Notes require semi-annual interest payments on September 1 and March 1, beginning on March 1, 2004. The Senior Unsecured Notes are redeemable at our option, in whole or in part, any time after September 1, 2008 at set redemption prices. We are required to offer to purchase the Senior Unsecured Notes at a set redemption price should there be a change in control. The Senior Unsecured Notes contain covenants which restrict or limit our ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. We are in compliance with these covenants at November 30, 2003. The Senior Unsecured Notes are guaranteed by us and certain of our subsidiaries

      Senior Subordinated Notes. Our Senior Subordinated Notes require semi-annual interest payments on September 1 and March 1. In connection with the issuance of the Senior Unsecured Notes in August 2003, as described above, we repurchased approximately 95% of the outstanding senior subordinated notes at par and executed a supplemental indenture on our Senior Subordinated Notes which eliminated substantially all of the restrictive covenants in the Senior Subordinated Notes that remain outstanding. We continue to be required to make interest payments on the Senior Subordinated Notes and will be required to pay the remaining aggregate principal amount outstanding at maturity in 2008.

      Industrial Revenue Bonds. Our industrial revenue bonds require monthly interest payments at variable interest rates based on the market for similar issues and are secured by letters of credit issued under the New Facility described above. In December 2003, we paid off $10.0 million of Industrial Revenue Bonds and accordingly, our outstanding letters of credit under the New Facility were reduced.

      Preferred Stock. Our preferred stock increased $16.4 million during 2003 as a result of accretion of the liquidation preference and the accrual of preferred dividends. The liquidation preference of the Preferred Stock was fully accreted to $141.9 million in the aggregate at March 1, 2003. Commencing March 1, 2003, dividends on our Preferred Stock became cash payable at 11.75% per annum of the liquidation preference if and when declared by the Board of Directors; the first semiannual dividend payment of $8.3 million was due September 1, 2003. The New Credit Agreement and the Senior Unsecured Notes contain financial covenants that currently prohibit us from paying dividends on the preferred stock. Our Board of Directors did not declare a cash dividend as of September 1, 2003. If we do not pay cash dividends on the Preferred Stock, the holders of the Preferred Stock may become entitled to elect a majority of our Board of Directors. Dakruiter S.A. and Harbourgate B.V., both companies controlled by Granaria Holdings B.V., our controlling common shareholder, hold approximately 78% of our Preferred Stock, and therefore Granaria Holdings B.V. would continue to be able to elect our entire Board of Directors. The election of a majority of the directors is the only remedy of holders of the preferred stock for a failure to pay cash dividends. Unpaid dividends are cumulative but do not bear interest.

      Shareholders’ Deficit. Our shareholders’ deficit increased $2.6 million during 2003 primarily due to our comprehensive income of $8.7 million and the issuance of common shares from our Treasury of $0.9 million, which was more than offset by the accretion and accrual of preferred stock dividends of $12.2 million.

Accounts Receivable Asset-Backed Securitization (Qualifying Special Purpose Entity)

      During the first quarter of 2002, we entered into an agreement with a major United States financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, EaglePicher Funding Corporation (“EPFC”). The size of this facility is $55.0 million, subject to certain financial covenant limitations. Initially $47.0 million of proceeds from this new facility were used primarily to payoff amounts outstanding under our existing Receivables Loan Agreement with our wholly owned subsidiary, EaglePicher Acceptance Corporation. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. In the third quarter of 2003, we amended this agreement to extend the receivables program until the earlier of (a) 90 days prior to the maturity of our New Credit Agreement (as defined in the Capitalization Section above) or (b) January 2008.

      We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our New Credit Agreement, we include the outstanding obligations of EPFC.

      At November 30, 2002, our interest in EPFC was $29.4 million and the revolving pool of receivables that we serviced totaled $77.5 million. At November 30, 2002, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $46.5 million. The effective interest rate as of November 30, 2002 in the securitization was approximately 2.55%.

      As of November 30, 2003, we reduced the amount due to the financial institution by EPFC. Accordingly, our retained interest in EPFC was $63.3 million and the revolving pool of receivables that we serviced totaled $64.9 million. At November 30, 2003, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was zero. The effective interest rate as of November 30, 2003 in the securitization was approximately 2.95%.

Credit Agreement EBITDA

      In our New Credit Agreement, we have certain financial covenants, as discussed below in Credit Agreement and Accounts Receivable Asset-Backed Securitization Financial Covenants, which we believe are significant and material in the context of our capital structure. Credit Agreement EBITDA is defined as earnings before interest, income taxes, depreciation, amortization, and certain non-cash items, as defined in the New Credit Agreement. We believe these financial covenants are a material piece of information for the readers of our reports. To support our readers’ understanding of these financial covenants and our compliance with them, we have provided below a reconciliation from Generally Accepted Accounting Principles (GAAP) Net Income (Loss) to Credit Agreement EBITDA. For purposes of calculating our credit agreement financial covenants, Credit Agreement EBITDA is based on the last twelve months of operating results, which is summarized below.

      Credit Agreement EBITDA is also presented herein because we believe it is a useful supplement to net income. We use this measurement as part of our evaluation of core operating results and underlying trends and therefore believe it is a key measure of our performance. However, Credit Agreement EBITDA, which does not represent operating income or net cash provided by operating activities, as those items are defined by GAAP, should not be considered by readers as an alternative to operating income or cash flow from operations or indicative of whether cash flows will be sufficient to fund our future cash requirements. Funds depicted by Credit Agreement EBITDA are not available for our discretionary use to the extent they are required for debt service and other commitments. In addition, Credit Agreement EBITDA may differ from and may not be comparable to similarly titled measures used by other companies.

      The following is a reconciliation from Net Income (Loss) to our Credit Agreement EBITDA (in thousands of dollars):

	Quarter Ended

	February 28,	May 31,	August 31,	November 30,
	2003	2003	2003	2003

Net Income (Loss)	$1,168	$7,686	$(4,226)	$(1,785)
Loss from discontinued business, net	928	542	213	—
Loss on disposal of discontinued business, net	—	2,978	267	950
Income tax provision (benefit)	896	1,150	804	(13)
Interest expense	8,373	8,319	9,249	10,570
Preferred stock dividends accrued	—	—	—	4,169
Depreciation and amortization	11,114	10,916	12,768	13,271
Long-term bonus and share appreciation plans expense (income)	600	700	700	(838)
Pension plan expense (income), net	177	505	(1,500)	(1,282)
Write-off of deferred financing costs	—	—	6,327	—
Other, net	—	—	(415)	181
EBITDA impact from discontinued operations	601	939	100	—

Quarterly Credit Agreement EBITDA	$23,857	$33,735	$24,287	$25,223

Last Twelve Months Credit Agreement EBITDA				$107,102

Credit Agreement and Accounts Receivable Asset-Backed Securitization Financial Covenants

      There are three financial covenants contained in our New Credit Agreement and the Accounts Receivable Asset-Backed Securitization, as amended. They are a leverage ratio (the ratio of total debt,

including the obligations of our accounts receivable asset-backed securitization, to Credit Agreement EBITDA), an interest coverage ratio (the ratio of Credit Agreement EBITDA to interest expense) and a fixed charge coverage ratio (the ratio of Credit Agreement EBITDA minus capital expenditures to the sum of interest expense plus scheduled principal payments plus cash dividends paid plus income taxes paid), all as defined in the New Credit Agreement and the Accounts Receivable Asset-Backed Securitization, as amended. As of November 30, 2003, we were in compliance with the covenant calculations described above.

      The following table presents the required ratios under our New Credit Agreement and the actual ratios at November 30, 2003.

			Minimum
	Maximum	Minimum Interest	Fixed Charge
	Leverage Ratio	Coverage Ratio	Coverage Ratio
	(Not More Than)	(Not Less Than)	(Not Less Than)

November 30, 2003
Required	4.50	2.25	1.25
Actual	3.94	3.02	1.77
February 28, 2004
Required	4.50	2.25	1.25
May 31, 2004,
Required	4.50	2.25	1.25
August 31, 2004
Required	4.50	2.25	1.25
November 30, 2004
Required	4.25	2.35	1.25

      Based on our projections for 2004, we expect to remain in compliance with all covenants. However, any adverse changes in actual results from projections, along with the contractual tightening of the covenants under the New Credit Agreement, may place us at risk of not being able to comply with all of the covenants of the New Credit Agreement. In the event we cannot comply with the terms of the New Credit Agreement as currently written, it would be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations will be successful. In addition, EPFC would be in default under our accounts receivable asset-backed securitization, described above, and we may need to obtain a waiver. Any agreements to amend the covenants and/or obtain waivers may likely require us to pay a fee and increase the interest rate payable under the New Credit Agreement. The amount of such fee and increase in interest rate would be determined in the negotiations of the amendment.

Contractual Obligations and Other Commercial Commitments

      The following table lists our contractual cash obligation as of November 30, 2003 (in millions of dollars).

	Payments by Fiscal Period End

							Beyond
	Total	2004	2005	2006	2007	2008	2008

Contractual Cash Obligations:
Long-term Debt	$421.9	$13.3	$3.9	$1.8	$1.7	$1.5	$399.7
Operating Lease Commitments	25.8	5.4	3.7	3.2	1.5	1.5	10.5
Preferred Stock	154.4	—	—	—	—	154.4	—
Advisory Agreement	7.6	1.8	1.8	1.8	1.8	0.4	—
Environmental Liability	6.9	4.9	0.5	0.9	0.3	0.3	—

	$616.6	$25.4	$9.9	$7.7	$5.3	$158.1	$410.2

      For a discussion of our long-term debt and its related provisions, see Note M in our November 30, 2003 consolidated financial statements included elsewhere in this report. In the above table, we have included only principal payments on long-term debt (interest expense is excluded).

      Our 11.75% Cumulative Mandatorily Redeemable Exchangeable Preferred Stock is scheduled for redemption on March 1, 2008. However, if we do not redeem the Preferred Stock, the only remedy of holders is to elect a majority of our board of directors. Holders of the Preferred Stock do not have a right to obtain a judgment against us for the redemption amount or to obtain equitable relief requiring us to redeem the Preferred Stock. We have included in the above table the current Preferred Stock balance on our balance sheet but have excluded any future dividend accruals or payments, which are approximately $16.7 million per year.

      We have an advisory and consulting agreement with a related party, Granaria Holdings B.V., our controlling common shareholder, which requires an annual management fee of $1.8 million. Included in the above table is the annual $1.8 million management fee.

      We are involved in various stages of investigation and remediation related to environmental remediation projects at a number of sites as a result of past and present operations, including currently-owned and formerly-owned plants. Also, we have received notice that we may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as a Potentially Responsible Party at a number of sites. The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on our experience with environmental remediation matters, we have accrued $9.3 million in our Accrued Divestitures Reserve at November 30, 2003 related to environmental remediation and legal matters for sold divisions or businesses, and $1.6 million is recorded in Other Accrued Liabilities related to on-going businesses. There can be no assurances that environmental laws and regulations will not become more stringent in the future or that we will not incur significant costs in the future to comply with such laws and regulations. Accordingly, future information and developments will require us to continually reassess the expected impact of these environmental matters. We have included in the above table $6.9 million of contractual cash commitments based on our current remediation plans. The remaining commitments are not contractually committed and therefore not included in the above table.

      The following table lists our other commercial commitments as of November 30, 2003:

			Expiration by Period
							Beyond
Other Commercial Commitments:	Total	2004	2005	2006	2007	2007	2007

			(In millions)
Third-party guarantee — Transicoil	$2.6	$1.4	$1.2	$—	$—	$—	$—
Stand-by letters of credit	40.1	40.1	—	—	—	—	—

	$42.7	$41.5	$1.2	$—	$—	$—	$—

      We are the guarantor on the lease of a building of our former Transicoil subsidiary, which was sold in 1997. We believe the likelihood of being liable for the lease is remote. The original term of the lease expires in 2005; however, there are two five-year renewal terms that we have also guaranteed. The rent for the two five-year renewal terms is based upon the Consumer Price Index, at the time of renewal, should Transicoil not exercise its purchase option on the building. The amount of the guarantee for the current lease has been included in the table above; however, any potential commitments related to the two five-year renewals have not been disclosed in the table above as the buyer’s intent is unknown at this time.

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

      In addition, we are engaged in various litigation matters as further described in Note R of our November 30, 2003 consolidated financial statements included elsewhere in this report. It is not possible to quantify an estimate of the cost of such litigation matters at this time and accordingly they have not been included as other commercial commitments.

Earnings to Fixed Charges and Preferred Stock Dividends

      During 2003, our earnings were insufficient to cover fixed charges and preferred stock dividends by $0.7 million and during 2002, our earnings were insufficient to cover fixed charges and preferred stock dividends by $45.0 million. The improvement from 2002 to 2003 is primarily related to our improved operating performance, less unusual charges in 2003 compared to 2002, and our adoption of SFAS No. 142 on December 1, 2002, which no longer requires the amortization of goodwill

Recently Issued Accounting Pronouncements

      In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which superceded SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed of.” The primary difference is that goodwill and certain intangibles with indefinite lives have been removed from the scope of SFAS No. 144, as they are covered by SFAS No. 142. It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. We adopted SFAS No. 144 on December 1, 2002 and accounted for the sale of our Hillsdale U.K. Automotive operation and the sale of certain assets of our Germanium-based business in our Technologies Segment in accordance with this statement.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement did not have a material impact on our financial condition or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 does not affect the accounting for guarantees issued prior to the effective date, unless the guarantee is modified subsequent to December 31, 2002. We adopted the disclosure requirements on December 1, 2002, and the initial recognition and measurement provisions in our February 28, 2003 financial statements. The adoption of this interpretation did not have a material impact on our financial condition or results of operations.

      In November 2002, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. We adopted EITF 00-21 during the fourth quarter of our fiscal year 2003. The adoption of EITF 00-21 did not have a material impact on our financial condition or results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The related disclosure requirements were effective immediately. The impact of this interpretation is not expected to have a material impact on our financial condition or results of operations.

      On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We adopted SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in balance sheets. This statement affects the issuer’s accounting for three types of freestanding financial instruments including (1) mandatorily redeemable shares that are required to be redeemed at a specified or determinable date or upon an event certain to occur, (2) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares, and (3) certain obligations that can be settled with shares, the monetary value of which is (i) fixed, tied solely or predominantly to a variable such as a market index, or (ii) varies inversely with the value of the issuers’ shares. For public companies, SFAS No. 150 became effective at the beginning of the first interim period beginning after June 15, 2003. As a result of SFAS No. 150, effective September 1, 2003 we reclassified the current redemption value plus unpaid dividends to on our preferred stock to long-term liabilities in our consolidated balance sheet and the accrual of dividends payable for the period September 1, 2003 through November 30, 2003 has been recorded as a component of non-operating expenses in our consolidated statements of income.

      In December 2003, the FASB issued FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. We will be required to adopt the disclosure requirements of SFAS No. 132(R) when we issue our November 30, 2004 financial statements, and we will be required to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003 (our second quarter of fiscal 2004 ending May 31, 2004).

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management Activities

      We are exposed to market risk including changes in interest rates, currency exchange rates and commodity prices. In addition, we are exposed to credit risk. We use derivative financial instruments to manage our interest rate and foreign currency exchange rate exposures. We do not use derivative instruments for speculative or trading purposes. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.

Interest Rate Management

      Periodically, we use interest rate swap contracts to adjust the proportion of our total debt that is subject to variable interest rates. Under our interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest for a certain notional amount and receive in return an amount equal to a variable-rate. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity. Although no collateral is held or exchanged for these contracts, interest rate swap contracts are entered into with a major financial institution in order to minimize our counterparty credit risk. These interest rate swap contracts are designated as cash flow hedges against changes in the amount of future cash flows associated with our interest payments on variable-rate debt. The effect of this accounting on our operating results is that interest expense on a portion of variable-rate debt being hedged is generally recorded based on fixed interest rates. At November 30, 2002 and 2003, we had interest rate swap contracts to pay fixed-rates of interest (average rate of 5.68%) on $90.0 million notional amount of indebtedness. The $90.0 million notional amount of outstanding contracts matured in December 2003. As of November 30, 2003, we had $0.7 million, net of tax, in unrealized losses which were included in Accumulated Other Comprehensive Income (Loss) in our balance sheets and represent the fair values of the interest rate swap agreements as of those dates. The fair value of interest rate swap contracts is based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.

      As of the filing date of this document, we do not have any financial derivative instruments outstanding to hedge our interest rate exposures. However, we periodically review the need for such instruments and will enter into them when we believe it is in our best interest to manage our interest rate exposure.

      The combined effect of a 1% increase in the applicable index rates would result in additional interest expense of approximately $0.7 million annually, assuming no change in the level of borrowings.

Currency Rate Management

      We use foreign currency forward exchange contracts to hedge the risk of cash flow fluctuations due to changes in exchange rates on sales denominated in foreign currencies. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we hedge a portion of our foreign currency exchange rate exposures anticipated over the next twelve-months. To hedge this exposure, we used foreign currency forward exchange contracts that generally have maturities that approximate the timing of the forecasted transactions. Foreign currency forward exchange contracts are placed with a number of major financial institutions in order to minimize our counterparty credit risk. We record these foreign currency forward exchange contracts at fair value in our balance sheets and the related unrealized gains or losses on these contracts, net of tax, are recorded as a component of Accumulated Other Comprehensive Income (Loss) in our balance sheets. These unrealized gains and losses are recognized in the income statement in the period in which the related transactions being hedged are recognized in the income statement. As of November 30, 2003, we had outstanding foreign currency forward exchange contracts with an aggregate notional amount of $7.1 million, which represents approximately 19% of our net foreign currency exchange rate exposures for fiscal 2004 based on net sales. Net unrealized losses on these contracts, based on prevailing financial market information, as of November 30, 2003, were $0.5 million, net of tax, and were included in Accumulated Other Comprehensive Income (Loss) in our balance sheets. The fair value of foreign current hedge contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

      Subsequent to November 30, 2003, we entered into additional foreign currency forward exchange contracts bringing the aggregate notional amount of forward contracts to $39.9 million, which represents approximately 95% of our net foreign currency exchange rate exposures for fiscal 2004 based on net sales.

Credit Risk

      Our concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, retained interest in EaglePicher Funding Corporation, and sales concentrations with certain customers. As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial institutions with which we conduct business. Credit risk with financial institutions is considered minimal as we utilize only high quality financial institutions. We conduct periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Our customer base includes all significant automotive manufacturers and their first tier suppliers in North America and Europe. Although we are directly affected by the well-being of the automotive industry, we do not believe significant credit risk existed at November 30, 2003. In addition, during 2002, we formed EaglePicher Funding Corporation, an off balance-sheet qualifying special-purpose entity, to sell an interest in certain receivables. We believe that EaglePicher Funding Corporation assists in the management of our credit risk related to trade receivables as it permits us to sell an interest in our receivables on a non-recourse basis.

Commodity Risk

      We use a variety of commodities in our manufacturing processes. One of the significant commodities that can be subject to volatility is natural gas. A 25% change in the cost of natural gas would have increased (decreased) our 2003 expense by $1.5 million. We attempt to manage this commodity risk utilizing various techniques, including purchasing natural gas with other buyers to manage required volumes and minimize costs, as well entering into forward hedges requiring physical settlement to lock in costs and quantities when we believe it is in our best interest.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

EaglePicher Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of EaglePicher Holdings, Inc. and subsidiaries as of November 30, 2002 and 2003, and the related consolidated statements of income (loss), shareholders’ equity (deficit), and cash flows for each of the three years in the period ended November 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EaglePicher Holdings, Inc. as of November 30, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note B to the consolidated financial statements, effective December 1, 2002, EaglePicher adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio

January 23, 2004

EAGLEPICHER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

November 30, 2002 and 2003
(In thousands of dollars, except share and per share amounts)

	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$31,522	$67,320
Receivables, net of doubtful accounts of $435 in 2002 and $1,136 in 2003	19,979	25,943
Retained interest in EaglePicher Funding Corporation, net of allowance of $700 in 2002 and $712 in 2003	29,400	63,335
Costs and estimated earnings in excess of billings	16,942	28,433
Inventories	45,504	53,205
Assets of discontinued operations	28,899	4,441
Prepaid expenses and other assets	15,363	10,394
Deferred income taxes	10,798	8,526

	198,407	261,597
Property, Plant and Equipment, net	173,658	151,894
Goodwill	159,640	159,640
Prepaid Pension	54,796	56,891
Other Assets, net	26,540	33,516

	$613,041	$663,538

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$83,178	$89,274
Current portion of long-term debt	18,625	13,300
Compensation and employee benefits	18,689	15,783
Billings in excess of costs and estimated earnings	944	2,098
Accrued divestiture reserve	17,662	9,297
Liabilities of discontinued operations	4,305	956
Other accrued liabilities	36,380	32,984

	179,783	163,692
Long-term Debt, net of current portion	355,100	408,570
Postretirement Benefits Other Than Pensions	17,635	17,418
Other Long-Term Liabilities	10,128	9,649
11.75% Cumulative Redeemable Exchangeable Preferred Stock; 50,000,000 shares authorized; 14,191 shares issued and outstanding (Mandatorily Redeemable at $10,000 per share on March 1, 2008) (See Notes A and N)	—	154,416

	562,646	753,745

11.75% Cumulative Redeemable Exchangeable Preferred Stock; 50,000,000 shares authorized; 14,191 shares issued and outstanding (Mandatorily Redeemable at $10,000 per share on March 1, 2008) (See Notes A and N)	137,973	—

Commitments and Contingencies
Shareholders’ Equity (Deficit):
Common stock; $0.01 par value each; 1,000,000 shares authorized and issued	10	10
Additional paid-in capital	99,991	92,810
Accumulated deficit	(175,112)	(184,543)
Accumulated other comprehensive income (loss)	(4,376)	1,516
Treasury stock, at cost, 66,500 shares in 2002	(8,091)	—

	(87,578)	(90,207)

	$613,041	$663,538

The accompanying notes are an integral part of these consolidated balance sheets.

EAGLEPICHER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Years Ended November 30, 2001, 2002 and 2003
(In thousands of dollars, except share and per share amounts)

	2001	2002	2003

Net Sales	$657,324	$668,143	$685,426

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	532,165	521,821	522,277
Selling and administrative	52,468	63,731	63,211
Depreciation and amortization	41,601	46,510	48,069
Goodwill amortization	15,385	15,392	—
Restructuring	14,163	5,898	—
Loss from divestitures	2,105	6,497	—
Insurance related losses (gains)	—	3,100	(8,279)

	657,887	662,949	625,278

Operating Income (Loss)	(563)	5,194	60,148
Interest expense	(35,406)	(36,812)	(36,511)
Preferred stock dividends accrued (See Notes A and N)	—	—	(4,169)
Other income (expense), net	3,566	1,516	(1,583)
Write-off of deferred financing costs	—	—	(6,327)

Income (Loss) from Continuing Operations Before Taxes	(32,403)	(30,102)	11,558
Income Tax Provision (Benefit)	(10,171)	1,938	2,837

Income (Loss) from Continuing Operations	(22,232)	(32,040)	8,721
Discontinued Operations:
Loss from operations of discontinued businesses, net of income tax provision (benefit) of $(745), $663 and $0	(1,323)	(4,792)	(1,683)
Loss on disposal of discontinued business, net of income tax benefit of $6,084 in 2001 and $600 in 2003	(30,416)	—	(4,195)

Net Income (Loss)	(53,971)	(36,832)	2,843
Preferred Stock Dividends Accreted or Accrued (See Notes A and N)	(13,282)	(14,887)	(12,274)

Loss Applicable to Common Shareholders	$(67,253)	$(51,719)	$(9,431)

Basic and Diluted Loss per Share Applicable to Common Shareholders:
Loss from Continuing Operations	$(36.18)	$(48.63)	$(3.66)
Loss from Discontinued Operations	(32.33)	(4.97)	(6.05)

Net Loss	$(68.51)	$(53.60)	$(9.71)

Weighted Average Number of Common Shares	981,583	964,979	971,042

The accompanying notes are an integral part of these consolidated financial statements.

EAGLEPICHER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years Ended November 30, 2001, 2002 and 2003
(In thousands of dollars)

						Accumulated		Total
		Class A	Class B	Additional		Other		Shareholders’
	Common	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Equity	Comprehensive
	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	(Deficit)	Income (Loss)

Balance November 30, 2000	$—	$6	$4	$99,991	$(56,140)	$(2,293)	$(2,371)	$39,197
Net loss	—	—	—	—	(53,971)	—	—	(53,971)	$(53,971)
Foreign currency translation, net of tax of $134	—	—	—	—	—	(248)	—	(248)	(248)
Gains (losses) on hedging derivatives, net of tax of $1,718	—	—	—	—	—	(3,189)	—	(3,189)	(3,189)
Amendment to capital structure	10	(6)	(4)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(2,162)	(2,162)
Preferred stock dividend accretion	—	—	—	—	(13,282)	—	—	(13,282)

Balance November 30, 2001	10	—	—	99,991	(123,393)	(5,730)	(4,533)	(33,655)	$(57,408)

Net loss	—	—	—	—	(36,832)	—	—	(36,832)	(36,832)
Foreign currency translation, net of tax of ($624)	—	—	—	—	—	1,159	—	1,159	1,159
Gains (loss) on hedging derivatives, net of tax of ($105)	—	—	—	—	—	195	—	195	195
Purchase of treasury stock	—	—	—	—	—	—	(3,558)	(3,558)
Preferred stock dividend accretion	—	—	—	—	(14,887)	—	—	(14,887)

Balance November 30, 2002	10	—	—	99,991	(175,112)	(4,376)	(8,091)	(87,578)	$(35,478)

Net income	—	—	—	—	2,843	—	—	2,843	2,843
Foreign currency translation, net of tax of ($2,012)	—	—	—	—	—	3,909	—	3,909	3,909
Gains (loss) on hedging derivatives, net of tax of ($825)	—	—	—	—	—	1,983	—	1,983	1,983
Issuance of treasury stock	—	—	—	(7,181)	—	—	8,091	910	—
Preferred stock dividend accrual and accretion	—	—	—	—	(12,274)	—	—	(12,274)	—

Balance November 30, 2003	$10	$—	$—	$92,810	$(184,543)	$1,516	$—	$(90,207)	$8,735

The accompanying notes are an integral part of these consolidated financial statements.

EAGLEPICHER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30, 2001, 2002 and 2003
(In thousands of dollars)

	2001	2002	2003

Cash Flows From Operating Activities:
Net income (loss)	$(53,971)	$(36,832)	$2,843
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60,703	65,033	50,786
Preferred stock dividends accrued (See Notes A and N)	—	—	4,169
Loss on disposal for discontinued operations	30,416	—	4,195
Loss from divestitures	2,105	6,497	—
Insurance related losses (gains)	—	3,100	(8,279)
Write-off of deferred financing costs	—	—	6,327
Deferred income taxes	(9,344)	6,147	(79)
Changes in assets and liabilities, net of effects of divestitures:
Sale of receivables, net (See Note K)	—	46,475	(46,475)
Receivables	(3,169)	(857)	6,576
Inventories	4,674	(1,463)	(7,701)
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net	(412)	(7,342)	(10,337)
Accounts payable	27,214	(276)	4,242
Accrued liabilities	3,694	(7,343)	(14,467)
Proceeds from insurance	—	—	7,848
Other, net	(1,803)	2,729	(606)

Net cash provided by (used in) operating activities	60,107	75,868	(958)

Cash Flows From Investing Activities:
Proceeds from sales of divisions	—	10,027	—
Proceeds from the sale of property and equipment, and other, net	—	639	238
Capital expenditures	(34,184)	(16,314)	(16,269)
Purchase of intangibles (See Note H)	—	—	(3,172)
Investments in unconsolidated subsidiaries (See Note H)	—	(2,299)	(4,426)
Other, net	(247)	—	—

Net cash used in investing activities	(34,431)	(7,947)	(23,629)

Cash Flows From Financing Activities:
Reduction of long-term debt	(18,946)	(32,527)	(19,000)
Redemption of senior subordinated notes	—	—	(210,500)
Net borrowings (repayments) under revolving credit agreements	6,229	(34,736)	(121,500)
Issuance (acquisition) of treasury stock	(2,162)	(159)	910
Proceeds from the New Credit Agreement and Senior Unsecured Notes	—	—	398,000
Payment of deferred financing costs	—	—	(10,844)
Other, net	(872)	—	—

Net cash (used in) provided by financing activities	(15,751)	(67,422)	37,066

Net Cash Provided by Discontinued Operations	7,476	5,244	17,398

Effect of Exchange Rates on Cash	(248)	1,159	5,921

Net Increase in Cash and Cash Equivalents	17,153	6,902	35,798
Cash and Cash Equivalents, beginning of year	7,467	24,620	31,522

Cash and Cash Equivalents, end of year	$24,620	$31,522	$67,320

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Equipment acquisitions financed by capital leases	$—	$—	$1,105

Equipment acquired by accounts payable	$—	$—	$1,854

Supplemental Cash Flow Information:
Interest paid	$38,419	$34,585	$30,812

Income taxes refunded, net	$4,500	$4,036	$3,112

The accompanying notes are an integral part of these consolidated financial statements.

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003

A.	Organization and Operations

      We are a majority-controlled subsidiary of Granaria Holdings B.V. (“Granaria Holdings”). Granaria Holdings formed us to acquire the operations of EaglePicher Incorporated (“EPI” and formerly Eagle-Picher Industries, Inc.). We have no other operations other than the operations of EPI.

      We are a diversified manufacturer of advanced technology and industrial products that are used in the automotive, defense, aerospace, environmental testing, medical implant devices, pharmaceutical services, nuclear energy and food and beverage industries, in addition to other industrial arenas. Our business consists of three operating segments: the Automotive Segment, the Technologies Segment and the Filtration and Minerals Segment.

      Our Automotive Segment is operated under two separate divisions, the Hillsdale division and the Wolverine division. The Hillsdale division produces noise, vibration and harshness (“NVH”) dampers for engine crankshafts and drivelines, yokes and flanges, transmission and engine pumps, automatic transmission filtration products, chassis corners and knuckle assemblies and other precision machined components. The Wolverine division produces rubber-coated materials and gaskets for automotive and non-automotive applications.

      Our Technologies Segment develops and commercializes advanced power systems for defense, aerospace and commercial applications; produces boron isotopes for nuclear radiation containment; supplies ultra-clean scientific containers for pharmaceutical and environmental testing; and provides contract pharmaceutical services.

      Our Filtration and Minerals Segment mines, processes and markets diatomaceous earth and perlite for use as a filtration aid, absorbent, performance additive and soil amendment.

B.	Summary of Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Consolidated Financial Statements

      Our consolidated financial statements include the accounts of our wholly-owned and majority (50% or more) owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in our unconsolidated subsidiaries in which we own at least 20%, or over which we exercise significant influence, are accounted for using the equity method. All other investments in unconsolidated subsidiaries are accounted for using the cost method.

Cash Equivalents

      Marketable securities with original maturities of three months or less are considered to be cash equivalents.

Revenue Recognition

      We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. These conditions are met at the time we ship our products to our customers. Net Sales and Cost of Products Sold include transportation costs that are billed

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

to customers. For certain products sold under fixed-price contracts and subcontracts with various United States Government agencies and aerospace and defense contractors, we utilize the percentage-of-completion method of accounting. When we use the percentage-of-completion method, we measure our percent complete based on total costs incurred to date as compared to our best estimate of total costs to be incurred.

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

Concentrations of Credit Risk

      Our concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, retained interest in EaglePicher Funding Corporation, and sales concentrations with certain customers. As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial institutions with which we conduct business. Credit risk with financial institutions is considered minimal as we utilize only high quality financial institutions. We conduct periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Our customer base includes all significant automotive manufacturers and their first tier suppliers in North America and Europe. Although we are directly affected by the well-being of the automotive industry, we do not believe significant credit risk existed at November 30, 2003. In addition, during 2002, we formed EPFC, an off balance-sheet qualifying special-purpose entity, to sell an interest in certain receivables. See Note K for a discussion of EPFC. We believe that EPFC assists in the management of our credit risk related to trade receivables as it permits us to sell an interest in our receivables on a non-recourse basis.

      Net sales to our largest customer were $91.0 million in 2001, $84.2 million in 2002 and $79.0 million in 2003. No other customer accounted for 10% or more of consolidated sales for any period presented.

Fair Value of Financial Instruments

      Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, as well as obligations under accounts payable, long-term debt and preferred stock. The carrying values of these financial instruments, with the exception of long-term debt and preferred stock, approximate their fair value due to their short-term nature. See Note M for a discussion of the fair value of the long-term debt and Note N for a discussion of the fair value of preferred stock.

Derivative Financial Instruments

      We account for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of SFAS 133.” Under this guidance, all derivative instruments are recognized as assets or liabilities at their fair value on the balance sheet. On the date a derivative contract is entered into, we designate the derivative as either a) a hedge of the fair value of a recognized asset or liability (a fair value hedge), b) a hedge of a forecasted transaction or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge), or c) as a hedge of a net investment in a foreign operation (a net investment hedge). Changes in the fair value of

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

derivatives are either recognized in the income statement or as a component of Accumulated Other Comprehensive Income (Loss) in the balance sheet, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of derivatives that are designated as hedges is recorded in the consolidated statements of income. From time to time, we enter into interest rate swaps and foreign currency forward exchange contracts to manage our interest costs and foreign currency exchange rate exposures.

Income Taxes

      Current income taxes are provided for based upon income for financial statement purposes. Deferred tax assets and liabilities are established based on the difference between the financial statement and income tax bases of assets and liabilities. A valuation allowance represents a provision for uncertainty on the realization of the deferred tax asset.

Inventories

      Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Until 2002, a substantial portion of domestic inventories were accounted for at cost determined on a last-in, first-out (LIFO) basis. In 2002, our domestic operations changed to the FIFO method. This change in accounting principle was made to provide a better matching of revenue and expenses and to be consistent with prevalent industry practice. This accounting change was not material to the financial statements on an annual or quarterly basis, and accordingly, no retroactive restatement of prior financial statements was made. We write down inventories for estimated obsolescence or unmarketable inventory to estimated market value based upon assumptions about future demand and market conditions.

Property, Plant and Equipment

      We record our investment in property, plant and equipment at cost. We provide for depreciation on property, plant and equipment using the straight-line method over the estimated useful lives of the assets which are generally 20 to 30 years for buildings, 3 to 10 years for machinery and equipment and 3 to 5 years for software. Leasehold improvements are depreciated over the shorter of the lease term or the estimated life of the improvement. Improvements which extend the useful life of property are capitalized, while repair and maintenance costs are charged to operations as incurred. Property, plant and equipment acquired in the acquisition of a business, are stated at fair value, based on independent appraisal, as of the date of the acquisition.

Goodwill

      Goodwill represents the excess of purchase price paid over the fair value of assets acquired and liabilities assumed in business combinations. This amount had been amortized through November 30, 2002 on a straight-line basis over 15 years. The recoverability of the asset is evaluated periodically as events or circumstances indicate a possible inability to recover its carrying value. Effective December 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses goodwill and other intangible assets that have indefinite useful lives and, as such, prescribes that these assets will not be amortized, but rather tested, at least annually, for impairment. This pronouncement also provides specific guidance on performing the annual impairment test for goodwill and intangibles with indefinite lives. Under this new accounting standard, we no longer amortize our goodwill and are required to complete an annual impairment test. We have determined that we have six reporting units, as defined in SFAS No. 142, within our three reportable business segments. We completed our initial impairment test required by this accounting

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

standard and did not recognize an impairment charge related to the adoption of this accounting standard in 2003.

Pre-Production Costs Related to Long-Term Supply Arrangements

      We capitalize costs incurred during the pre-production phase of new product launches for goods that will be sold over future periods as specified by the customer, primarily in our Automotive Segment. These costs consist primarily of product development and validation costs. The costs are amortized into Depreciation and Amortization over the life of the related programs. The unamortized balance is included Prepaid Expenses and Other Assets or Other Assets, net, (Long-term) in the accompanying balance sheets.

Tooling Costs Incurred and Held for Future Customer Reimbursement

      We capitalize costs incurred to design and develop tools for customers. We are typically reimbursed for these costs when volume production commences at which point we expense the associated costs. If the reimbursement is over the life of the program, we amortize these costs into Depreciation and Amortization expense. The unamortized balance is included Prepaid Expenses and Other Assets or Other Assets, net, (Long-term) in the accompanying balance sheets.

Deferred Financing Costs

      Deferred financing costs are amortized over the term of the related debt using the effective interest method. Deferred financing costs are included in Other Assets, net, in the accompanying balance sheets.

Intangibles

      Intangibles consist primarily of licensed intellectual property. We record intangibles at cost and amortize them using the straight-line method over their estimated useful lives. Intangibles are included in Other Assets, net, in the accompanying balance sheets

Deferred Stripping

      In our Filtration and Minerals Segment, we generally charge our mining costs to Cost of Products Sold as sales occur. However, we defer and amortize certain mining costs on a units-of-production basis over the estimated life of the particular section of a mine, based on estimated recoverable cubic yards of ore in that section. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. Deferred stripping costs are included in Other Assets, net in our accompanying balance sheets.

Evaluation of Long-Lived Assets with Definite Lives

      In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate the recoverability of property, plant and equipment and intangibles with definite lives not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition. If the undiscounted cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded. These cash flows are evaluated for objectivity by using weighted probability techniques and also comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated. Assets to be disposed of are reported at the lower

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

of the carrying amount or the fair value less cost to sell. The estimated fair value is based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

Environmental Remediation Costs

      We accrue for environmental expenses when the costs are probable and can be reasonably estimated. The estimated liabilities are not discounted or reduced for possible recoveries from insurance carriers.

Research and Development

      Research and development expenditures are generally included in Cost of Products Sold as incurred. Research and development expense was $10.4 million in 2001, $9.8 million in 2002 and $13.2 million in 2003. These amounts were offset by revenue recognized from customer sponsored research activities of $9.3 million in 2001, $8.8 million in 2002, and $11.0 million in 2003.

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

Reclassifications

      During 2003, we reclassified certain immaterial amounts in our 2001 and 2002 financial statements to conform to our 2003 presentation.

Basic and Diluted Income (Loss) Per Share

      The calculation of net income (loss) per share is based upon the average number of common shares outstanding. No potentially dilutive shares were outstanding during the three year period ended November 30, 2003.

Recently Issued Accounting Standards

      In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which superceded SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed of.” The primary difference is that goodwill and certain intangibles with indefinite lives have been removed from the scope of SFAS No. 144, as they are covered by SFAS No. 142. It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. We adopted SFAS No. 144 on December 1, 2002 and accounted for the sale of our Hillsdale U.K. Automotive operation and the sale of certain assets of our Germanium-based business in our Technologies Segment, as discussed in Note J, in accordance with this statement.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement did not have a material impact on our financial condition or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 does not affect the accounting for guarantees issued prior to the effective date, unless the guarantee is modified subsequent to December 31, 2002. We adopted the disclosure requirements on December 1, 2002, and the initial recognition and measurement provisions in our February 28, 2003 financial statements. The adoption of this interpretation did not have a material impact on our financial condition or results of operations.

      In November 2002, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. We adopted EITF 00-21 during the fourth quarter of our fiscal year 2003. The adoption of EITF 00-21 did not have a material impact on our financial condition or results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The related disclosure requirements were effective immediately. The impact of this interpretation is not expected to have a material impact on our financial condition or results of operations.

      On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We adopted SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in balance sheets. This statement

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

affects the issuer’s accounting for three types of freestanding financial instruments including (1) mandatorily redeemable shares that are required to be redeemed at a specified or determinable date or upon an event certain to occur, (2) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares, and (3) certain obligations that can be settled with shares, the monetary value of which is (i) fixed, tied solely or predominantly to a variable such as a market index, or (ii) varies inversely with the value of the issuers’ shares. For public companies, SFAS No. 150 became effective at the beginning of the first interim period beginning after June 15, 2003. As a result of SFAS No. 150, effective September 1, 2003 we reclassified the current redemption value and unpaid dividends on preferred stock to long-term liabilities in our consolidated balance sheet and the accrual of dividends payable for the period September 1, 2003 through November 30, 2003 has been recorded as a component of non-operating expenses in our consolidated statements of income.

      In December 2003, the FASB issued FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. We will be required to adopt the disclosure requirements of SFAS No. 132® when we issue our November 30, 2004 financial statements, and we will be required to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003 (our second quarter of fiscal 2004 ending May 31, 2004).

C.     Revenue Recognition

      The following provides information on contracts in progress at November 30 (in thousands of dollars):

	2002	2003

Costs incurred on uncompleted contracts	$115,476	$167,091
Estimated earnings	21,664	45,606

	137,140	212,697
Less: billings to date	(121,142)	(186,362)

	$15,998	$26,335

Costs and estimated earnings in excess of billings	$16,942	$28,433
Billings in excess of costs and estimated earnings	(944)	(2,098)

	$15,998	$26,335

      We provided for estimated losses on uncompleted contracts of $0.5 million at November 30, 2002 and $0.2 million at November 30, 2003.

D.     Derivative Financial Instruments

      Periodically, we use interest rate swap contracts to adjust the proportion of our total debt that is subject to variable interest rates. Under our interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest for a certain notional amount and receive in return an amount equal to a variable-rate. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity. Although no collateral is held or exchanged for these contracts, interest rate swap contracts are entered into with a major financial institution in order to minimize our

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

counterparty credit risk. These interest rate swap contracts are designated as cash flow hedges against changes in the amount of future cash flows associated with our interest payments on variable-rate debt. The effect of this accounting on our operating results is that interest expense on a portion of variable-rate debt being hedged is generally recorded based on fixed interest rates. At November 30, 2002 and 2003, we had interest rate swap contracts to pay fixed-rates of interest (average rate of 5.68%) on $90.0 million notional amount of indebtedness. The $90.0 million notional amount of outstanding contracts matures in December 2003. As of November 30, 2002, we had $2.9 million, net of tax, and at November 30, 2003, we had $0.7 million, net of tax, in unrealized losses which were included in Accumulated Other Comprehensive Income (Loss) in our balance sheets which represent the fair values of the interest rate swap agreements as of those dates. The fair value of interest rate swap contracts is based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.

      We use foreign currency forward exchange contracts to hedge the risk of cash flow fluctuations due to changes in exchange rates on sales denominated in foreign currencies. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we hedge a portion of our foreign currency exchange rate exposures anticipated over the next twelve-months. To hedge this exposure, we used foreign currency forward exchange contracts that generally have maturities that approximate the timing of the forecasted transactions. Foreign currency forward exchange contracts are placed with a number of major financial institutions in order to minimize our counterparty credit risk. We record these foreign currency forward exchange contracts at fair value in our balance sheets and the related unrealized gains or losses on these contracts, net of tax, are recorded as a component of Accumulated Other Comprehensive Income (Loss) in our balance sheets. These unrealized gains and losses are recognized in the income statement in the period in which the related transactions being hedged are recognized in the income statement. As of November 30, 2002, we had outstanding foreign currency forward exchange contracts with an aggregate notional amount of $13.5 million. Net unrealized losses on these contracts, based on prevailing financial market information, as of November 30, 2002 were $0.1 million, net of tax, and were included in Accumulated Other Comprehensive Income (Loss) in our balance sheets. As of November 30, 2003, we had outstanding foreign currency forward exchange contracts with an aggregate notional amount of $7.1 million, which represents approximately 19% of our net foreign currency exchange rate exposures for fiscal 2004 based on net sales. Net unrealized losses on these contracts, based on prevailing financial market information, as of November 30, 2003, were $0.5 million, net of tax, and were included in Accumulated Other Comprehensive Income (Loss) in our balance sheets. During 2001, we recognized $0.7 million in gains from foreign currency hedge transactions, which were offset by losses of $0.2 million. During 2002, we recognized $0.1 million in gains from foreign currency hedge transactions, which were offset by losses of $1.2 million. During 2003, we recognized no gross gains from currency hedge transactions and $3.2 million of gross losses. The fair value of foreign currency hedge contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. Subsequent to November 30, 2003, we entered into additional foreign currency forward exchange contracts bringing the aggregate notional amount of forward contracts to $39.9 million, which represents approximately 95% of our net foreign currency exchange rate exposures for fiscal 2004 based on net sales.

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

E.     Inventories

      Inventories consisted of the following at November 30 (in thousands of dollars):

	2002	2003

Raw materials and supplies	$24,522	$24,441
Work-in-process	10,680	13,784
Finished goods	10,302	14,980

	$45,504	$53,205

F.     Property, Plant and Equipment, Net

      Property, plant and equipment consisted of the following at November 30 (in thousands of dollars):

	2002	2003

Land and land improvements	$13,834	$13,305
Buildings	61,702	65,332
Machinery and equipment	253,472	246,965
Construction in progress	10,733	7,610

	339,741	333,212
Less: accumulated depreciation	(166,083)	(181,318)

	$173,658	$151,894

G.     Goodwill

      The following goodwill amounts by reporting unit were recorded as of November 30, 2002 and 2003 (in thousands of dollars):

Reporting Unit	Segment	Amount

Hillsdale Division	Automotive	$34,816
Wolverine Division	Automotive	47,268
Power Group	Technologies	44,486
Specialty Materials Group	Technologies	27,098
Pharmaceutical Services	Technologies	2,929
Filtration and Minerals	Filtration and Minerals	3,043

		$159,640

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

      The following pro forma disclosure presents our income (loss) applicable to common shareholders and our basic and diluted per share income (loss) applicable to common shareholders for the years ended November 30, 2001, 2002 and 2003 as if SFAS No. 142 had been adopted on December 1, 2001 (in thousands of dollars, except per share amounts):

	2001	2002	2003

Reported Loss Applicable to Common Shareholders	$(67,253)	$(51,719)	$(9,431)
Goodwill amortization	15,385	15,392	—

As Adjusted Loss Applicable to Common Shareholders	$(51,868)	$(36,327)	$(9,431)

Reported Basic and Diluted Loss per share Applicable to Common Shareholders	$(68.51)	$(53.60)	$(9.71)
Goodwill amortization per share	15.67	15.95	—

As Adjusted Basic and Diluted Loss per share Applicable to Common Shareholders	$(52.84)	$(37.65)	$(9.71)

H.     Other Assets, Net

      Other assets, net, consisted of the following at November 30 (in thousands of dollars):

	2002	2003

Pre-production costs related to long-term supply arrangements and tooling costs incurred and held for customer reimbursement	$5,700	$3,423
Deferred financing costs, net	11,100	13,216
Intangibles, net	—	3,130
Deferred stripping	3,700	4,824
Investments in unconsolidated subsidiaries	3,616	7,010
Other	2,424	1,913

	$26,540	$33,516

      Deferred financing costs have an original cost of $25.4 million at November 30, 2002 and $17.0 million at November 30, 2003. The related accumulated amortization was $14.3 million at November 30, 2002 and $3.8 million at November 30, 2003. During 2003 we recognized a $6.3 million expense for the write-off of certain deferred financing costs related to our Former Credit Agreement and Senior Subordinated Notes, as defined in Note M, and incurred $10.8 million of costs related to our Senior Unsecured Notes and New Credit Agreement, as defined in Note M.

      The intangible asset as of November 30, 2003, consists primarily of an intangible owned by one of our majority controlled and consolidated subsidiaries called EP NTZ Micro Filtration, LLC (“NTZ”). NTZ is a venture that manufactures and sells next generation micro-filtration products and solutions for automotive suppliers. Intangible assets are amortized over their useful lives. Intangible asset amortization expense for the year ended November 30, 2003 was $0.1 million and is included in Depreciation and Amortization in the accompanying Statement of Income (Loss). Intangible assets are net of accumulated amortization of

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

$0.1 million at November 30, 2003. Estimated annual amortization expense through 2008 and thereafter related to our intangible assets as of November 30, 2003 is as follows (in thousands):

2004	$318
2005	318
2006	318
2007	318
2008	318
Thereafter	1,540

$3,130

      In December 2003, we paid $3.5 million to acquire an incremental interest in EaglePicher Horizon Batteries LLC, one of our unconsolidated subsidiaries as of November 30, 2003. Beginning December 1, 2003, we will consolidate this subsidiary. EaglePicher Horizon Batteries LLC manufactures and distributes next generation lead-acid woven battery technology.

I.     Insurance Related Losses (Gains)

      In 2002, we recorded a provision of $3.1 million related to a dispute with an insurance carrier over the coverage on a fire which occurred at one of our facilities during 2001 at our Harrisonville, Missouri bulk pharmaceutical plant. During 2003, we recorded a $2.8 million gain related to the settlement of this claim.

      In 2003, we recorded a $5.5 million gain primarily related to the settlement of a claim with our insurance carrier over the coverage on a fire during 2002 at our Seneca, Missouri non-operating facility.

J.     Divestitures and Discontinued Operations

Divestitures

      We recognized amounts related to divestitures in our statements of income (loss) during the years ended November 30 as follows: (in thousands of dollars):

	2001	2002	2003

(Gain) loss on sale of divisions	$(2,635)	$2,800	$—
Losses recognized related to divisions sold in previous years	4,740	3,352	—
Losses recognized for medical and workers compensation	—	345	—

	$2,105	$6,497	$—

      We have indemnified the buyers for certain liabilities related to items such as environmental remediation and warranty issues on divisions sold in previous years. Liabilities for these exposures had been previously recorded by us; however, from time to time, as additional information becomes available, additional amounts may need to be recorded.

      During 2001, $4.7 million was recorded for various environmental and litigation matters. Also in 2001, we received $2.6 million in cash which was previously held in an escrow account for environmental matters related to a previously sold division. These environmental matters were settled with the regulatory authorities and we have no further exposure. The amount was recorded as a gain on sale of divisions.

      During 2002, we sold certain assets and liabilities of our Precision Products business in our Technologies Segment to a group of former employees and divisional management personnel. We received approximately

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

$3.1 million in proceeds and recorded a $2.8 million loss on the sale. During 2002, based on new information that became available, we also recorded additional amounts totaling $3.4 million for various environmental and litigation matters, and $0.3 million for medical and worker’s compensation claims relating to previous divestitures.

      An analysis of the other liabilities related to divestitures is as follows (in thousands of dollars):

Balance at November 30, 2000	$15,000
Additional amounts recorded	4,740
Amounts spent	(1,930)

Balance at November 30, 2001	17,810
Additional amounts recorded	3,697
Amounts spent	(6,757)
Amounts transferred from discontinued operations	2,912

Balance at November 30, 2002	17,662
Amounts spent	(8,365)

Balance at November 30, 2003	$9,297

Discontinued Operations

      Effective December 14, 2001, we sold certain of the assets of our former Construction Equipment Division. This division represented our entire former Machinery Segment. The sale price was $6.1 million in cash, plus an estimated working capital adjustment of $1.0 million, and the assumption of approximately $6.7 million of current liabilities. We retained the land and buildings of the Construction Equipment Division’s main facility in Lubbock, Texas and leased the facility to the buyer for a five year term. The buyer has an option to buy the facility for $2.5 million, increasing $0.1 million per year over the term. We also retained approximately $0.9 million of accounts receivable, and approximately $2.3 million of raw materials inventory, which the buyer was required to purchase within one year. The buyer failed to purchase $0.2 million and in the fourth quarter of 2003, we wrote-off the remaining balance in Loss from Discontinued Operations. However, we continue to pursue collection efforts. The measurement date to account for the Machinery Segment as a discontinued operation was March 1, 2001. Accordingly, the results of the Machinery Segment’s operations have been reported separately as a discontinued operation in the accompanying financial statements. Net sales from discontinued operations were $65.1 million in 2001. During 2001, we recorded provisions totaling $30.4 million, net of an income tax benefit of $6.1 million. This provision included estimated losses and costs to be incurred in connection with the disposition of the Machinery Segment, including $5.7 million in expected losses during the phase out period from March 1, 2001 to December 14, 2001. An operating loss of $1.7 million, net of a $0.9 million tax benefit, was incurred in the first quarter of 2001.

      During the second quarter of 2003, we reached an agreement in principle for the sale of certain assets at our Hillsdale U.K. Automotive operation (a former component of our Automotive Segment) for cash of $1.1 million. The sale closed on June 11, 2003. In addition, we wound down the remaining operations of our Hillsdale U.K. Automotive operation during 2003. Accordingly, effective in the second quarter of 2003, upon receipt of authority from our Board of Directors, we discontinued the operations of our Hillsdale U.K. Automotive operation and restated all prior period financial statements. We have included in Loss from Operations of Discontinued Businesses in our Statements of Income a gain/(loss) of $0.3 million (net of a $0.2 million tax provision) in 2001, ($2.3) million in 2002, and ($0.4) million in 2003. In addition, in the

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

second quarter of 2003, we recognized a Loss on Disposal of Business of $3.0 million, which is net of a $0.6 million tax benefit related to this sale, and during the third and fourth quarters of 2003, we recognized an increase of $1.3 million to that Loss on Disposal due to various shutdown costs. We expect to incur an additional $0.3 million of shutdown costs, such as one-time termination benefits, contract termination costs and facility closure costs during 2004, which have not accrued as of November 30, 2003.

      In July 2003, we completed the sale of certain assets of our Germanium-based business in our Technologies Segment for net cash proceeds of approximately $14.0 million. These assets relate to the production of Germanium-based products primarily used in the infrared optics and fiber optics applications and do not include any of our assets that are involved in the production of Germanium substrates and wafers. We agreed that if the buyer is required to divest the acquired business due to certain regulatory proceedings commenced within one year of the sale, then we would reimburse the buyer for 50% of the amount by which the sale price is less than $15.0 million up to a maximum reimbursement of $4.0 million, and we would receive 50% of any excess of the sale price over the $15.0 million up to a maximum of $4.0 million. We believe that the expected present value of being required to make a payment pursuant to these provisions is immaterial, and therefore, we have not recorded a liability. During the third quarter of 2003, we discontinued the operations of our Germanium-based business and restated all prior period financial statements. We have included in Loss from Operations of Discontinued Businesses in our Statements of Income (Loss) a gain/ (loss) of $0.2 million in 2001, ($2.5) million in 2002, and ($1.3) million in 2003. In addition, during the third quarter of 2003, we recorded in Loss on Disposal of Discontinued Businesses a gain of $0.5 million, which is net of zero tax provision (benefit).

      At November 30, 2003, the remaining balance in Assets of Discontinued Operations was primarily accounts receivable, inventory, and property, plant, and equipment related to our Hillsdale U.K. Automotive operation and an insurance receivable related to an entity that was supposed to provide a source of Germanium for the sale of certain assets within our Germanium-based business. The balance in Liabilities of Discontinued Operations was primarily accounts payable and accrued liabilities related to our Hillsdale U.K. Automotive operation.

K.	Accounts Receivable Asset-Backed Securitization (Qualifying Special Purpose Entity)

      During the first quarter of 2002, we entered into an agreement with a major United States financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, EaglePicher Funding Corporation (“EPFC”). The size of this facility is $55.0 million, subject to certain financial covenant limitations. Initially $47.0 million of proceeds from this new facility were used primarily to payoff amounts outstanding under our existing Receivables Loan Agreement with our wholly owned subsidiary, EaglePicher Acceptance Corporation. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. In the third quarter of 2003, we amended this agreement to extend the receivables program until the earlier of (a) 90 days prior to the maturity of our New Credit Agreement (as defined in Note M) or (b) January 2008.

      We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our New Credit Agreement (as defined in Note M), we include the outstanding obligations of EPFC.

      In conjunction with the initial transaction during 2002, we sold $82.5 million of receivables to EPFC, and we incurred charges of $1.5 million, which were included in Interest Expense in the accompanying condensed consolidated statements of income (loss) for the fiscal year ended 2002. We continue to service sold

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

receivables and receive a monthly servicing fee from EPFC of approximately 1% per annum of the receivable pool’s average balance. As this servicing fee approximates our cost to service, no servicing asset or liability has been recorded at November 30, 2002 or 2003. The carrying value of our retained interest is recorded at fair value, which is estimated as its net realizable value due to the short duration of the receivables transferred to EPFC. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances, which is based on our historical results and probable future losses.

      At November 30, 2002, our interest in EPFC was $29.4 million and the revolving pool of receivables that we serviced totaled $77.5 million. At November 30, 2002, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $46.5 million. During the year ended November 30, 2002, we sold, outside of the initial sale, $568.2 million of accounts receivable to EPFC. During 2002, EPFC collected $546.8 million of cash that was reinvested in new securitizations. The effective interest rate as of November 30, 2002 in the securitization was approximately 2.55%.

      As of November 30, 2003, we reduced the amount due to the financial institution by EPFC. Accordingly, our retained interest in EPFC was $63.3 million and the revolving pool of receivables that we serviced totaled $64.9 million. At November 30, 2003, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was zero. During the year ended November 30, 2003, we sold $565.8 million of accounts receivable to EPFC, and during the same period, EPFC collected $552.3 million of cash that was reinvested in new securitizations. The effective interest rate as of November 30, 2003 in the securitization was approximately 2.95%.

L.	Restructuring

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

      The facility costs of $5.4 million include a non-cash adjustment of $1.3 million to write down the carrying value of the three plants to their estimated fair value in holding them for sale, a non-cash charge of $2.2 million on the loss of abandoning the machinery and equipment and other assets at the plant locations and at corporate headquarters, and a $1.9 million charge for future lease commitments, net of estimated proceeds received from subleasing the various spaces. The asset impairment adjustments are recorded against Property Plant and Equipment in our balance sheets. The other shutdown costs to exit the business consist primarily of a $3.0 million non-cash charge related to inventory.

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

      In May 2002, we announced we would exit the Gallium business in our Technologies Segment due to the downturn in the fiber-optic, telecommunication and semiconductor markets, the primary markets for our Gallium products. This action resulted in a $5.5 million charge to restructuring expense. This charge consists of an inventory impairment totaling $2.9 million, representing the loss to be incurred from the liquidation of current inventory. The charge also consists of an accrual totaling $2.4 million representing primarily the loss to

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

be incurred from the liquidation of inventory to be purchased under firm purchase commitments. In addition, a $0.2 million asset impairment charge was recorded against Property, Plant and Equipment.

      The remaining balance of $0.9 million as of November 30, 2003, is included in Other Accrued Liabilities in our balance sheets. An analysis of the facilities, severance and other costs incurred related to restructuring reserves is as follows (in thousands of dollars):

	Facilities	Severance	Other Costs	Total

Original reserve in 2001	$1,850	$5,044	$694	$7,588
Amounts spent	—	(202)	—	(202)

Balance at November 30, 2001	1,850	4,842	694	7,386
Amounts paid from prepaid pension assets	—	(3,080)	—	(3,080)
Additional amounts recorded for exiting the Gallium Business	—	—	2,382	2,382
Additional provision for severance liability	—	416	—	416
Amounts spent	(221)	(1,864)	(1,736)	(3,821)

Balance at November 30, 2002	1,629	314	1,340	3,283
Amounts spent	(907)	(314)	(1,164)	(2,385)

Balance at November 30, 2003	$722	$—	$176	$898

M.	Long-Term Debt

      Long-term debt consisted of the following at November 30, (in thousands of dollars):

	2002	2003

New Credit Agreement:
New revolving credit facility	$—	$—
New term loan	—	149,625
Former Credit Agreement:
Former revolving credit facility, paid off in August 2003	121,500	—
Former term loan, paid off in August 2003	16,925	—
Senior Unsecured Notes, 9.75% interest, due 2013, net of $1.9 million discount	—	248,040
Senior Subordinated Notes, 9.375% interest, due 2008	220,000	9,500
Industrial Revenue Bonds, 1.8% to 2.2% interest, due in 2004 and 2005	15,300	13,600
Other	—	1,105

	373,725	421,870
Less: current portion	(18,625)	(13,300)

Long-term debt, net of current portion	$355,100	$408,570

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

      Aggregate maturities of long-term debt by each of our fiscal year ends are as follows at November 30, 2003 (in thousands of dollars):

2004	$13,300
2005	3,900
2006	1,800
2007	1,705
2008	1,500
Thereafter	399,665

$421,870

New Credit Agreement

      We have a syndicated senior secured loan facility (“New Credit Agreement”) providing an original term loan (“New Term Loan”) of $150.0 million and a $125.0 million revolving credit facility (“New Facility”). The New Facility and the New Term Loan bear interest, at our option, at a rate equal to (i) LIBOR plus 350 basis points or (ii) an Alternate Base Rate (which is equal to the highest of (a) the agent’s prime rate, (b) the Federal funds effective rate plus 50 basis points, or (c) the base CD rate plus 100 basis points) plus 250 basis points. Interest is generally payable quarterly on the New Facility and New Term Loan. We have entered into interest rate swap agreements to manage our variable interest rate exposure. Our interest rate swap agreements that were outstanding as of November 30, 2003 matured in December 2003. The New Credit Agreement also contains certain fees. There are fees for letters of credit equal to 3.5% per annum for all issued letters of credit, and there is a commitment fee on the New Facility equal to 0.5% per annum of the unused portion of the New Facility. If we meet certain financial benchmarks, the interest rate spreads on the borrowing, the commitment fees and the fees for letters of credit may be reduced.

      The New Term Loan will mature upon the earlier of (i) August 7, 2009, (ii) 180 days prior to the maturity of our Senior Subordinated Notes if more than $5.0 million of aggregate principal amount of Senior Subordinated Notes are outstanding, or (iii) 180 days prior to the mandatory redemption of our 11.75% Cumulative Redeemable Exchangeable Preferred Stock (“Preferred Stock”) if more than $5.0 million of its aggregate liquidation preference remains outstanding. The New Facility will mature upon the earlier of (i) August 7, 2008, (ii) 180 days prior to the maturity of our Senior Subordinated Notes if more than $5.0 million of aggregate principal amount of Senior Subordinated Notes are outstanding, or (iii) 180 days prior to the mandatory redemption of our Preferred Stock if more than $5.0 million of its aggregate liquidation preference remains outstanding. Our Senior Subordinated Notes mature and our Preferred Stock is scheduled for mandatory redemption, on March 1, 2008.

      At November 30, 2003, we had $40.1 million in outstanding letters of credit under the New Facility, which together with borrowings of zero, made our available borrowing capacity of $84.9 million. However, due to various financial covenant limitations under our New Credit Agreement measured at the end of each quarter, on November 30, 2003, we could only incur an additional $60.1 million of indebtedness.

      The New Credit Agreement is secured by our capital stock, the capital stock of substantially all of our domestic United States subsidiaries, a certain portion of the capital stock of our foreign subsidiaries, and substantially all other assets of our United States subsidiaries. Additionally, the New Credit Agreement is guaranteed by us and certain of our United States subsidiaries.

      The New Credit Agreement contains covenants that restrict our ability to declare dividends or redeem capital stock, incur additional debt or liens, alter existing debt agreements, make loans or investments, form or

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

invest in joint ventures, undergo a change in control or engage in mergers, acquisitions or asset sales. These covenants also limit the annual amount of capital expenditures and require us to meet certain minimum financial ratios. For purposes of determining outstanding debt under our New Credit Agreement, we include the outstanding obligations of EPFC, our off-balance sheet special purpose entity (see Note K for a detailed discussion of EPFC). We were in compliance with all covenants at November 30, 2003.

      In addition to regularly scheduled payments on the New Credit Agreement, we are required to make mandatory prepayments equal to 50.0% of annual excess cash flow, as defined in the New Credit Agreement, beginning with our fiscal year ending November 30, 2004. The net proceeds from the sale of assets (subject to certain conditions), the net proceeds of certain new debt issuance, and 50.0% of the net proceeds of any equity securities issuance are also subject to mandatory prepayments on the New Credit Agreement.

Former Credit Agreement

      We had a syndicated senior secured loan facility (“Former Credit Agreement”) which provided for an original term loan (“Former Term Loan”) of $75.0 million, as amended, and a $220.0 million revolving credit facility (“Former Facility”). We paid off the Former Credit Agreement with the proceeds from our New Credit Agreement and Senior Unsecured Notes in August 2003. The Former Facility and the Former Term Loan bore interest, at our option, at LIBOR plus 275 basis points, or the bank’s prime rate plus 150 basis points. Interest was generally payable quarterly on the Former Facility and Former Term Loan. The Former Credit Agreement also contained certain fees.

Senior Unsecured Notes

      In August 2003, we issued $250.0 million 9.75% Senior Unsecured Notes, due 2013, at a price of 99.2% of par to yield 9.875%. Accordingly, the net proceeds before issuance costs were $248.0 million. The discount is being amortized over the life of the Senior Unsecured Notes. The Senior Unsecured Notes require semi-annual interest payments on September 1 and March 1, beginning on March 1, 2004. The Senior Unsecured Notes are redeemable at our option, in whole or in part, any time after September 1, 2008 at set redemption prices. We are required to offer to purchase the Senior Unsecured Notes at a set redemption price should there be a change in control. The Senior Unsecured Notes contain covenants which restrict or limit our ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. We are in compliance with these covenants at November 30, 2003. The Senior Unsecured Notes are guaranteed by us and certain of our subsidiaries (see “Subsidiary Guarantors and Non-Guarantors” below).

Senior Subordinated Notes

      Our Senior Subordinated Notes require semi-annual interest payments on September 1 and March 1. In connection with the issuance of the Senior Unsecured Notes in August 2003, as described above, we repurchased approximately 95% of the outstanding senior subordinated notes at par and executed a supplemental indenture on our Senior Subordinated Notes that eliminated substantially all of the restrictive covenants in the Senior Subordinated Notes which remain outstanding. We continue to be required to make interest payments on the Senior Subordinated Notes and will be required to pay the remaining aggregate principal amount outstanding at maturity in 2008.

Write-off of Deferred Financing Costs

      In connection with refinancing our Former Credit Agreement and redeeming a portion of our Senior Subordinated Notes, we recognized a $6.3 million expense in the third quarter of 2003.

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

Industrial Revenue Bonds

      Our industrial revenue bonds require monthly interest payments at variable interest rates based on the market for similar issues and are secured by letters of credit issued under the New Facility described above. In December 2003, we paid off $10.0 million of Industrial Revenue Bonds and accordingly, our outstanding letters of credit under the New Facility were reduced.

Effective Interest Rates and Fair Value of Long-term Debt

      Our effective interest rate under our outstanding debt at November 30, 2002 was 8.53% and at November 30, 2003 was 8.69% (including the effect of the interest rate swaps). Our debt had an estimated fair value of $303.3 million at November 30, 2002, and $436.2 million at November 30, 2003. The estimated fair value of our debt, except for our Senior Unsecured Notes and Senior Subordinated Notes, was calculated based on using discounted cash flow analysis based on current rates offered for similar issues of other debt. For our Senior Unsecured Notes and Senior Subordinated Notes, we were provided the fair market value by the primary market maker of these instruments, who based the amount on the current market conditions at November 30, 2002 and 2003 as there is generally no significant trading activity in these securities.

Subsidiary Guarantors and Non-Guarantors

      Our Senior Unsecured Notes and Senior Subordinated Notes were issued by our wholly owned subsidiary, EaglePicher Incorporated (“EPI”), and are guaranteed on a full, unconditional, and joint and several basis by us and certain of our wholly owned United States subsidiaries (“Subsidiary Guarantors”). We have determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors, and such financial statements are not presented. EPI is subject to restrictions on the payment of dividends under the terms of both the New Credit Agreement and the Senior Unsecured Notes. The following supplemental condensed combining financial statements present information regarding EPI, as the Issuer, the Subsidiary Guarantors and Non-Guarantor Subsidiaries. We only accrue interest income and expense on intercompany loans once a year in our fourth fiscal quarter.

      As part of executing the supplemental indenture to the Senior Subordinated Notes, as described above, we removed all reporting obligations to those note holders. Accordingly, we have only included supplemental guarantor and non-guarantor financial statements for Subsidiary Guarantors of the Senior Unsecured Notes. Therefore, the enclosed supplemental condensed combining financial statements may not be comparable from one period to the next. There are only minor differences between the presentation of these two sets of guarantor and non-guarantor financial statements.

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

EAGLEPICHER HOLDINGS, INC.

SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
As of November 30, 2002

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$27,694	$1	$(4,895)	$7,902	$820	$31,522
Receivables and retained interest, net	2,535	—	29,978	16,866	—	49,379
Costs and estimated earnings in excess of billings	—	—	16,942	—	—	16,942
Intercompany accounts receivable	1,997	—	6,228	2,037	(10,262)	—
Inventories	3,957	—	30,780	12,683	(1,916)	45,504
Assets of discontinued operations	643	—	18,925	9,331	—	28,899
Prepaid expenses and other assets	7,840	—	4,681	4,456	(1,614)	15,363
Deferred income taxes	10,798	—	—	—	—	10,798

	55,464	1	102,639	53,275	(12,972)	198,407
Property, Plant and Equipment, net	24,016	—	125,575	24,067	—	173,658
Investment in Subsidiaries	239,864	58,509	18,286	—	(316,659)	—
Goodwill	37,339	—	112,286	13,154	(3,139)	159,640
Prepaid Pension	54,796	—	—	—	—	54,796
Other Assets, net	14,296	(8,091)	20,778	11,070	(11,513)	26,540

	$425,775	$50,419	$379,564	$101,566	$(344,283)	$613,041

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$15,398	$—	$52,708	$14,252	$820	$83,178
Intercompany accounts payable	3,171	—	5,887	1,184	(10,242)	—
Current portion of long-term debt	18,625	—	—	—	—	18,625
Liabilities of discontinued operations	—	—	888	3,417	—	4,305
Other accrued liabilities	45,113	—	24,683	3,879	—	73,675

	82,307	—	84,166	22,732	(9,422)	179,783
Long-term Debt, net of current portion	355,100	—	—	11,491	(11,491)	355,100
Postretirement Benefits Other Than Pensions	17,635	—	—	—	—	17,635
Other Long-term Liabilities	9,887	—	—	216	25	10,128

	464,929	—	84,166	34,439	(20,888)	562,646
Intercompany Accounts	(282,707)	24	267,578	25,925	(10,820)	—
Preferred Stock	—	137,973	—	—	—	137,973
Shareholders’ Equity (Deficit)	243,553	(87,578)	27,820	41,202	(312,575)	(87,578)

	$425,775	$50,419	$379,564	$101,566	$(344,283)	$613,041

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

EAGLEPICHER HOLDINGS, INC.

SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
As of November 30, 2003

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$52,478	$1	$(2,732)	$17,573	$—	$67,320
Receivables and retained interest, net	62,937	—	4,668	21,673	—	89,278
Costs and estimated earnings in excess of billings	—	—	17,386	11,047	—	28,433
Intercompany accounts receivable	1,764	—	7,476	1,852	(11,092)	—
Inventories	5,762	—	37,949	11,595	(2,101)	53,205
Assets of discontinued operations	—	—	4,093	348	—	4,441
Prepaid expenses and other assets	2,218	—	4,301	3,875	—	10,394
Deferred income taxes	8,526	—	—	—	—	8,526

	133,685	1	73,141	67,963	(13,193)	261,597
Property, Plant and Equipment, net	24,823	—	103,234	23,837	—	151,894
Investment in Subsidiaries	288,465	68,121	30,455	—	(387,041)	—
Goodwill	37,339	—	112,286	13,154	(3,139)	159,640
Prepaid Pension	56,891	—	—	—	—	56,891
Other Assets, net	11,366	2,472	23,809	24,190	(28,321)	33,516

	$552,569	$70,594	$342,925	$129,144	$(431,694)	$663,538

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$22,125	$—	$56,412	$10,737	$—	$89,274
Intercompany accounts payable	—	—	1,840	9,252	(11,092)	—
Current portion of long-term debt	13,300	—	—	—	—	13,300
Liabilities of discontinued operations	—	—	—	956	—	956
Other accrued liabilities	29,347	—	22,470	8,345	—	60,162

	64,772	—	80,722	29,290	(11,092)	163,692
Long-term Debt, net of current portion	423,295	—	720	15,318	(30,763)	408,570
Postretirement Benefits Other Than Pensions	17,418	—	—	—	—	17,418
Other Long-term Liabilities	7,651	—	—	1,998	—	9,649
Preferred Stock	—	154,416	—	—	—	154,416

	513,136	154,416	81,442	46,606	(41,855)	753,745
Intercompany Accounts	(216,625)	10,790	181,907	29,234	(5,306)	—
Shareholders’ Equity (Deficit)	256,058	(94,612)	79,576	53,304	(384,533)	(90,207)

	$552,569	$70,594	$342,925	$129,144	$(431,694)	$663,538

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

EAGLEPICHER HOLDINGS, INC.

SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
Year Ended November 30, 2001

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
Net Sales:
Customers	$47,892	$—	$539,462	$69,970	$—	$657,324
Intercompany	15,398	—	15,185	—	(30,583)	—

	63,290	—	554,647	69,970	(30,583)	657,324

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	35,492	—	470,091	57,165	(30,583)	532,165
Selling and administrative	24,752	5	21,163	6,548	—	52,468
Intercompany charges	(6,329)	—	6,537	(208)	—	—
Depreciation and amortization of intangibles	3,749	—	35,053	2,799	—	41,601
Goodwill amortization	3,736	—	10,660	989	—	15,385
Other	8,997	—	7,375	(93)	(11)	16,268

	70,397	5	550,879	67,200	(30,594)	657,887

Operating Income (Loss)	(7,107)	(5)	3,768	2,770	11	(563)
Other Income (Expense):
Interest (expense) income	(35,406)	—	(3,043)	(282)	3,325	(35,406)
Other income (expense), net	151	—	8,689	2,440	(7,714)	3,566
Equity in earnings (losses) of consolidated subsidiaries	9,952	(53,966)	(27,303)	—	71,317	—

Income (Loss) from Continuing Operations Before Taxes	(32,410)	(53,971)	(17,889)	4,928	66,939	(32,403)
Income Taxes (Benefit)	(12,689)	—	(116)	2,634	—	(10,171)

Income (Loss) from Continuing Operations	(19,721)	(53,971)	(17,773)	2,294	66,939	(22,232)
Discontinued Operations	(32,073)	—	107	227	—	(31,739)

Net Income (Loss)	$(51,794)	$(53,971)	$(17,666)	$2,521	$66,939	$(53,971)

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

EAGLEPICHER HOLDINGS, INC.

SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
Year Ended November 30, 2002

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
Net Sales:
Customers	$50,879	$—	$539,297	$77,967	$—	$668,143
Intercompany	16,411	—	13,628	4	(30,043)	—

	67,290	—	552,925	77,971	(30,043)	668,143

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	36,167	—	453,123	62,574	(30,043)	521,821
Selling and administrative	27,511	5	30,449	5,766	—	63,731
Intercompany charges	(6,322)	—	6,322	—	—	—
Depreciation and amortization of intangibles	5,434	—	38,660	2,416	—	46,510
Goodwill amortization	3,736	—	10,670	986	—	15,392
Other	6,212	—	9,283	—	—	15,495

	72,738	5	548,507	71,742	(30,043)	662,949

Operating Income (Loss)	(5,448)	(5)	4,418	6,229	—	5,194
Other Income (Expense):
Interest (expense) income	(36,812)	—	(1,418)	(470)	1,888	(36,812)
Other income (expense), net	235	—	2,549	541	(1,809)	1,516
Equity in earnings (losses) of consolidated subsidiaries	18,014	(19,557)	(47,551)	—	49,094	—

Income (Loss) from Continuing Operations Before Taxes	(24,011)	(19,562)	(42,002)	6,300	49,173	(30,102)
Income Taxes (Benefits)	146	—	12	1,780	—	1,938

Income (Loss) from Continuing Operations	(24,157)	(19,562)	(42,014)	4,520	49,173	(32,040)
Discontinued Operations	—	—	(2,527)	(2,265)	—	(4,792)

Net Income (Loss)	$(24,157)	$(19,562)	$(44,541)	$2,255	$49,173	$(36,832)

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

EAGLEPICHER HOLDINGS, INC.

SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
Year Ended November 30, 2003

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
Net Sales:
Customers	$53,204	$—	$510,478	$121,744	$—	$685,426
Intercompany	20,886	—	16,468	2,871	(40,225)	—

	74,090	—	526,946	124,615	(40,225)	685,426

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	45,459	—	419,705	97,338	(40,225)	522,277
Selling and administrative	22,271	5	32,416	8,764	(245)	63,211
Intercompany charges	(6,690)	—	6,397	293	—	—
Depreciation and amortization of intangibles	5,620	—	37,341	5,108	—	48,069
Insurance related losses (gains)	724	—	(9,003)	—	—	(8,279)

	67,384	5	486,856	111,503	(40,470)	625,278

Operating Income (Loss)	6,706	(5)	40,090	13,112	245	60,148
Other Income (Expense):
Interest (expense) income	(36,916)	(198)	1,107	(504)	—	(36,511)
Preferred stock dividends accrued	—	(4,169)	—	—	—	(4,169)
Other income (expense), net	(1,971)	—	1,340	869	(1,821)	(1,583)
Write-off of deferred financing costs	(6,327)	—	—	—	—	(6,327)
Equity in earnings (losses) of consolidated subsidiaries	48,601	9,612	12,169	—	(70,382)	—

Income (Loss) from Continuing Operations Before Taxes	10,093	5,240	54,706	13,477	(71,958)	11,558
Income Taxes (Benefit)	262	—	45	2,530	—	2,837

Income (Loss) from Continuing Operations	9,831	5,240	54,661	10,947	(71,958)	8,721
Discontinued Operations	(219)	—	(910)	(4,749)	—	(5,878)

Net Income (Loss)	$9,612	$5,240	$53,751	$6,198	$(71,958)	$2,843

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

EAGLEPICHER HOLDINGS, INC.

SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
Year Ended November 30, 2001

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(51,794)	$(53,971)	$(17,666)	$2,521	$66,939	$(53,971)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in (earnings) loss of consolidated subsidiaries	(9,952)	53,966	27,303	—	(71,317)	—
Depreciation and amortization	11,192	—	45,723	3,788	—	60,703
Provisions for discontinued operations	30,416	—	—	—	—	30,416
Loss from divestitures	2,105	—	—	—	—	2,105
Deferred income taxes	(9,344)	—	—	—	—	(9,344)
Changes in assets and liabilities, net of effect of non-cash items	12,850	5	(5,821)	(4,965)	28,129	30,198

	(14,527)	—	49,539	1,344	23,751	60,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,208)	—	(14,942)	(12,034)	—	(34,184)
Other, net	26	—	3,753	(4,026)	—	(247)

	(7,182)	—	(11,189)	(16,060)	—	(34,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(20,795)	—	—	1,849	—	(18,946)
Net borrowings (repayments) under revolving credit agreements	36,340	—	(28,500)	(1,611)	—	6,229
Acquisition of treasury stock	(2,162)		—	—	—	(2,162)
Other, net	2,593	—	—	(3,465)	—	(872)

	15,976	—	(28,500)	(3,227)	—	(15,751)

Net cash provided by discontinued operations	4,322	—	1,724	1,430	—	7,476

Effect of exchange rates on cash	—	—	—	(248)	—	(248)

Net increase (decrease) in cash and cash equivalents	(1,411)	—	11,574	(16,761)	23,751	17,153
Intercompany accounts	15,754	—	(11,642)	20,889	(25,001)	—
Cash and cash equivalents, beginning of period	2,802	1	539	2,808	1,317	7,467

Cash and cash equivalents, end of period	$17,145	$1	$471	$6,936	$67	$24,620

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

EAGLEPICHER HOLDINGS, INC.

SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
Year Ended November 30, 2002

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,157)	$(19,562)	$(44,541)	$2,255	$49,173	$(36,832)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	(18,014)	19,557	47,551	—	(49,094)	—
Depreciation and amortization	12,301	—	49,330	3,402	—	65,033
Loss from divestitures	3,325	—	3,172	—	—	6,497
Insurance related losses	—	—	3,100	—	—	3,100
Deferred income taxes	6,147	—	—	—	—	6,147
Changes in assets and liabilities, net of effect of non-cash items	35,372	5	49,864	(6,629)	(46,689)	31,923

	14,974	—	108,476	(972)	(46,610)	75,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of divisions	6,927	—	3,100	—	—	10,027
Capital expenditures	(980)	—	(13,483)	(1,851)	—	(16,314)
Investments in unconsolidated subsidiaries	(1,499)	—	(800)	—	—	(2,299)
Other, net	639	—	—	—	—	639

	5,087	—	(11,183)	(1,851)	—	(7,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(32,515)	—	—	(12)	—	(32,527)
Net borrowings (repayments) under revolving credit agreements	21,966	—	(56,702)	—	—	(34,736)
Acquisition of treasury stock	(159)		—	—	—	(159)

	(10,708)	—	(56,702)	(12)	—	(67,422)

Cash provided by (used in) discontinued operations	—	—	7,040	(1,796)	—	5,244

Effect of exchange rates on cash	—	—	—	1,159	—	1,159

Net increase (decrease) in cash and cash equivalents	9,353	—	47,631	(3,472)	(46,610)	6,902
Intercompany accounts	1,196	—	(52,997)	4,438	47,363	—
Cash and cash equivalents, beginning of period	17,145	1	471	6,936	67	24,620

Cash and cash equivalents, end of period	$27,694	$1	$(4,895)	$7,902	$820	$31,522

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

EAGLEPICHER HOLDINGS, INC.

SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
Year Ended November 30, 2003

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,612	$5,240	$53,751	$6,198	$(71,958)	$2,843
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	(48,601)	(9,612)	(12,169)	—	70,382	—
Depreciation and amortization	8,337	—	37,341	5,108	—	50,786
Preferred stock dividends accrued	—	4,169	—	—	—	4,169
Loss on disposal of discontinued operations	219	—	(342)	4,318	—	4,195
Insurance related (gains) losses	724	—	(9,003)	—	—	(8,279)
Write-off of deferred financing costs	6,327	—	—	—	—	6,327
Deferred income taxes	(2,837)	—	—	2,758	—	(79)
Changes in assets and liabilities, net of effect of non-cash items	(73,110)	—	14,273	(172)	(1,911)	(60,920)

	(99,329)	(203)	83,851	18,210	(3,487)	(958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment and other	—	—	238	—	—	238
Capital expenditures	(2,411)	—	(10,044)	(3,814)	—	(16,269)
Purchases of intangibles	—	—	(672)	(2,500)	—	(3,172)
Investments in unconsolidated subsidiaries	—	—	—	(4,426)	—	(4,426)

	(2,411)	—	(10,478)	(10,740)	—	(23,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(19,000)	—	—	—	—	(19,000)
Redemption of senior subordinated notes	(210,500)	—	—	—	—	(210,500)
Net borrowings (repayments) under revolving credit agreements	(121,500)	—	—	—	—	(121,500)
Issuance of treasury stock	—	910	—	—	—	910
Proceeds from the New Credit Agreement and Senior Unsecured Notes	398,000	—	—	—	—	398,000
Payment of deferred financing costs	(10,844)	—	—	—	—	(10,844)

	36,156	910	—	—	—	37,066

Cash provided by discontinued operations	—	—	16,150	1,248	—	17,398

Effect of exchange rates on cash	—	—	—	5,921	—	5,921

Net increase (decrease) in cash and cash equivalents	(65,584)	707	89,523	14,639	(3,487)	35,798
Intercompany accounts	90,368	(707)	(87,360)	(4,968)	2,667	—
Cash and cash equivalents, beginning of period	27,694	1	(4,895)	7,902	820	31,522

Cash and cash equivalents, end of period	$52,478	$1	$(2,732)	$17,573	$—	$67,320

N.     11.75% Cumulative Mandatorily Redeemable Exchangeable Preferred Stock

      We have outstanding 14,191 shares of our 11.75% Cumulative Mandatorily Redeemable Exchangeable Preferred Stock. The Preferred Stock had an initial liquidation preference at February 24, 1998 of $5,637.70 per share which accreted during the first five years after issuance at 11.75% per annum, compounded semiannually, ultimately reaching $10,000 per share on March 1, 2003. Commencing March 1, 2003, dividends on our Preferred Stock became cash payable in arrears, semiannually, at 11.75% per annum of the liquidation preference if and when declared by the Board of Directors; the first semiannual dividend payment of $8.3 million was due September 1, 2003. The New Credit Agreement and the Senior Unsecured Notes contain financial covenants that currently prohibit us from paying dividends on the Preferred Stock. Our Board of Directors did not declare a cash dividend as of September 1, 2003. If we do not pay cash dividends on the Preferred Stock, then holders of the Preferred Stock may become entitled to elect a majority of our Board of Directors. Dakruiter S.A. and Harbourgate B.V., both companies controlled by Granaria Holdings B.V., our controlling common shareholder, hold approximately 78% of our preferred stock, and therefore Granaria Holdings B.V. would continue to be able to elect our entire Board of Directors. The election of a majority of the directors is the only remedy of holders of the preferred stock for a failure to pay cash dividends. Unpaid dividends are cumulative but do not bear interest. During 2003 preferred dividends of $16.4 million were accrued. Future dividends on the Preferred Stock are as follows (in thousands of dollars):

Fiscal Year	Dividends

2004	$16,674
2005	16,674
2006	16,674
2007	16,674
2008	4,167

$70,863

      The Preferred Stock is mandatorily redeemable by us on March 1, 2008 or earlier under certain circumstances, but may be redeemed at our option, in whole or in part, at any time after February 28, 2003, at set redemption prices. The only effect of a failure to redeem the Preferred Stock on March 1, 2008 is that holders of the Preferred Stock would become entitled to elect a majority of our Board of Directors. We are required to offer to purchase the Preferred Stock should there be a change in control. Holders of the Preferred Stock have no voting rights except in certain circumstances. The amounts recorded in the financial statements represent the current redemption value plus unpaid dividends of the Preferred Stock as there is no actively traded public market for this instrument. Effective September 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain instruments be classified as liabilities in our balance sheet. The effect of the adoption was that, as of September 1, 2003, we reclassified the current redemption value plus unpaid dividends of our preferred stock to long-term liabilities and the accrual of the dividends payable for the period September 1, 2003 through November 30, 2003 have been recorded as a component of non-operating expenses in our consolidated statements of income. In accordance with this statement, the prior period financial statements have not been reclassified.

O.     Shareholders’ Equity (Deficit)

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

      During the second quarter of 2003, we sold to our controlling common shareholder, Granaria Holdings B.V., Bert Iedema, one of our directors and an executive officer of Granaria Holdings B.V., and two of our executive officers the 69,500 shares of common stock held in our Treasury for $13.00 per share, or $0.9 million. In connection with this stock issuance, we reclassified the balance in our Treasury, or $7.2 million, to Additional Paid in Capital in our accompanying balance sheets.

     Accumulated Other Comprehensive Income (Loss)

      At November 30, 2002, Accumulated Other Comprehensive Income (Loss) consisted of a net foreign currency translation loss of $1.4 million, which is net of a tax benefit of $0.6 million and a net loss on hedging derivatives of $3.0 million, which is net of a tax benefit of $1.5 million. Accumulated Other Comprehensive Income (Loss) at November 30, 2003 consisted of a net foreign currency translation gain of $2.7 million, which is net of a tax provision of $1.5 million, and a net loss on hedging derivatives of $1.2 million, which is net of a tax benefit of $0.6 million.

P.     Income Taxes

      The following is a summary of the sources of income (loss) from continuing operations before income taxes (benefit) for the years ended November 30 (in thousands of dollars):

	2001	2002	2003

United States	$(39,552)	$(38,285)	$(1,826)
Foreign	7,149	8,183	13,384

	$(32,403)	$(30,102)	$11,558

      The following is a summary of the components of income taxes (benefit) from continuing operations for the years ended November 30 (in thousands of dollars):

	2001	2002	2003

Current:
Federal	$(5,174)	$(5,956)	$—
Foreign	2,700	2,455	2,916
State and local	(700)	(45)	—

	(3,174)	(3,546)	2,916
Deferred	(6,997)	5,484	(79)

	$(10,171)	$1,938	$2,837

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

      The following is a summary of the primary differences between the income tax expense (benefit) from continuing operations and the income tax expense computed using the statutory Federal income tax rate for the years ended November 30 (in thousands of dollars):

	2001	2002	2003

Income tax expense (benefit) at Federal statutory rate	$(11,341)	$(11,420)	$4,045
Foreign taxes rate differential	49	66	142
State and local taxes, net of the Federal benefit	(100)	(29)	—
Non-deductible amortization relating to goodwill	700	992	—
Non-deductible preferred stock dividends	—	—	1,459
Valuation allowance	—	13,813	(2,882)
Effect of Discontinued Operations of Hillsdale U.K.	—	—	2,334
Foreign income offset by previously unrecorded losses and credits	—	—	(3,049)
Other	521	(1,484)	788

	$(10,171)	$1,938	$2,837

      Components of deferred tax balances as of November 30 are as follows (in thousands of dollars):

	2002	2003

Current deferred tax assets attributable to:
Accrued divestiture reserve	$6,182	$3,254
Accrued liabilities	9,437	9,314
Other	1,429	896

Current deferred tax asset	17,048	13,464
Valuation allowance	(6,250)	(4,938)

Current deferred tax asset, net of valuation allowance	10,798	8,526

Non-current deferred tax assets (liabilities) attributable to:
Property, plant and equipment	(7,321)	(3,440)
Prepaid pension	(19,177)	(19,912)
Net operating loss carryforwards	32,363	33,532
Amortization of intangibles	5,177	1,539
Postretirement benefits	2,793	3,766
Other	228	(2,340)

Non-current deferred tax asset	14,063	13,145
Valuation allowance	(14,063)	(13,631)

Non-current deferred tax liability, net of valuation allowance	—	(486)

Net deferred tax asset	$10,798	$8,040

      The long-term deferred tax liability of $0.5 million as of November 30, 2003 is included in Other Long-Term Liabilities in the accompanying Balance Sheet. As of November 30, 2003 we had net operating loss carryforwards of $95.8 million in the United States available to offset future taxable income that will begin to expire in 2021.

      SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of November 30, 2002 and 2003, we recorded a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. In estimating levels of future taxable income, we have considered historical results of operations in recent years and the implementation of prudent and feasible tax planning strategies to generate future taxable income. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, then an increase in the valuation reserve will be required, with a corresponding charge against income. On the other hand, if future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation reserve could be reduced, with a corresponding credit to income.

      U.S. income and foreign withholding taxes have not been provided on certain unremitted earnings of foreign operations which we consider to be permanent investments. The cumulative amount of unremitted income for which U.S. income and foreign withholding taxes have not been provided totaled $37.1 million at November 30, 2003. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Q.	Pension and Other Postretirement Benefit Plans, and Compensation Plans

Pension and Other Postretirement Benefit Plans

      Substantially all of our employees are covered by various pension or profit sharing retirement plans. Our funding policy for defined benefit plans is to fund amounts on an actuarial basis to provide for current and future benefits in accordance with the funding guidelines of ERISA.

      Plan benefits for salaried employees were based primarily on an employees’ highest five consecutive years’ earnings during the last ten years of employment. Plan benefits for hourly employees were typically based on a dollar unit multiplied by the number of service years. In December 2002, our board of directors authorized us to change from a “final average pay plan,” as described above, to a cash-balance pension plan effective January 1, 2004. All benefits earned through December 31, 2003, will be unchanged. This will apply to all salaried and certain hourly employees.

      Effective January 1, 2003, our board of directors terminated our Supplemental Executive Retirement Plan (the “SERP”). The Compensation Committee of the board of directors approved the replacement of the SERP with a “Pension Restoration Plan” which allows certain employees whose compensation is greater than $0.2 million per year to receive pension benefits, which are currently limited primarily by governmental regulations. In addition, certain key executives receive an additional 5% of compensation per year in lieu of the prior SERP benefits. These are unfunded and unsecured obligations.

      In addition to providing pension retirement benefits, we make health care and life insurance benefits available to certain retired employees. Generally, the medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverages. Eligible employees may receive these health and life insurance benefits if they reach early or normal retirement age while employed by us. During 2003, we began to enforce for all non-union retirees our existing policy of collecting 100% of the costs for these postretirement benefits.

      During 2003, the United States Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which established a voluntary prescription drug benefit under the new “Part D” of the Social Security Act. The accompanying financial statements do not include any adjustments related to the benefits provided under this new legislation. We do not believe that the benefits under this legislation will have a material impact on our financial position or results of operations as our postretirement benefit plans are designed for retirees to pay 100% of the costs. Accordingly, any benefit realized as a result of this legislation will be a reduction in the costs to the retirees.

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

      Net periodic pension and postretirement benefit costs are based on valuations performed by our actuary as of the beginning of each fiscal year. The components of the costs are as follows (in thousands of dollars):

	Pension Benefits			Postretirement Benefits

	2001	2002	2003	2001	2002	2003

Service cost — benefits earned during the period	$4,790	$3,933	$3,880	$546	$463	$254
Interest cost on projected benefit obligations	15,314	15,652	15,279	1,271	1,187	1,085
Expected return on plan assets	(23,600)	(23,705)	(19,767)	—	—	—
Recognized actuarial loss	—	—	1,500	—	—	142
Net amortization and deferral	210	327	8	—	—	(318)

Net periodic cost (income)	(3,286)	(3,793)	900	$1,817	$1,650	$1,163

Effect of the SERP termination	—	—	(3,105)
Special termination benefits	—	3,674	100
Other retirement plans	1,131	937	735

Total cost of (income from) providing retirement benefits	$(2,155)	$818	$(1,370)

      During 2002, we recognized special termination benefits as a result of determining that a portion of assets in our over-funded pension plan at November 30, 2001 could be made available to pay severance costs. Accordingly, we have amended our pension plans and have provided new or amended severance plans to allow for such payments. Approximately $3.8 million had been paid out of the pension plans and was recorded as special termination benefits in 2002 and 2003. Of this amount, $2.7 million in 2001 and $0.4 million in 2002 is included in Restructuring expense in our statements of income (loss).

      The pension plans’ assets consist primarily of listed equity securities and publicly traded notes and bonds.

      The following tables set forth the plans’ changes in benefit obligation, plan assets and funded status on the measurement dates, November 30, 2002 and 2003, and amounts recognized in our consolidated balance sheets as of those dates (in thousands of dollars).

	Pension Benefits		Postretirement Benefits

	2002	2003	2002	2003

Changes in Benefit Obligations:
Benefit Obligation, beginning of year	$219,816	$232,014	$16,509	$18,638
Service cost	3,933	3,880	463	254
Interest cost	15,652	15,279	1,187	1,085
Amendments	2,305	(6,413)	—	(9,190)
Actuarial (gain)/loss	3,397	25,235	2,367	4,119
Effect of SERP Termination	—	(3,105)	—	—
Plan participant’s contributions	—	—	776	911
Special termination benefits	3,674	100	—	—
Benefits paid	(16,763)	(14,718)	(2,664)	(2,291)

Benefit Obligation, end of year	232,014	252,272	18,638	13,526

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

	Pension Benefits		Postretirement Benefits

	2002	2003	2002	2003

Change in Plan Assets:
Fair Value of Plan Assets, beginning of year	264,104	232,901	—	—
Actual return (loss) on plan assets	(14,440)	33,749	—	—
Employer contributions	—	—	1,888	1,380
Plan participants’ contributions	—	—	776	911
Benefits paid	(16,763)	(14,718)	(2,664)	(2,291)

Fair Value of Plan Assets, end of year	232,901	251,932	—	—

Funded Status	887	(340)	(18,638)	(13,526)
Unrecognized Actuarial (Gain)/ Loss	49,205	58,948	1,003	4,980
Unrecognized Prior Service Cost	4,704	(1,717)	—	(8,872)

Net Prepaid Benefit Cost (Accrued Benefit Liability) Recognized	$54,796	$56,891	$(17,635)	$(17,418)

      As of November 30, 2003, our unfunded status of $0.3 million included $1.7 million of over-funded positions in our qualified hourly and salary pension plans and $2.0 million of under-funded positions in our non-qualified Pension Restoration Plan.

      Weighted average assumptions as of November 30 are:

	Pension		Postretirement
	Benefits		Benefits

	2002	2003	2002	2003

Discount rate	6.95%	6.07%	6.95%	6.07%
Expected rate of return on plan assets	9.25%	8.75%	N/A	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A

      During 2002, plan amendments reduced our projected pension benefit obligation by $2.3 million due to changes in benefit obligations for our hourly employees. These employees’ benefits are periodically increased as a result of negotiations with our unions.

      During 2003, plan amendments reduced our projected pension benefit obligation by $6.4 million due to adopting the provisions of our cash-balance plan effective January 1, 2004, as discussed above. Also during 2003, plan amendments reduced our projected postretirement welfare plan obligation by $9.2 million due to enforcing for our non-union retirees our existing policy of collecting 100% of the costs for these postretirement benefits.

      Postretirement benefit costs were estimated assuming retiree health care costs would initially increase at a 11% annual rate. The rate was assumed to decrease 1% per year until it reaches 5% and then remain at that level thereafter. If this annual trend rate would increase by 1%, the accumulated postretirement obligation as of November 30, 2003 would increase by $0.9 million with a corresponding increase of $0.2 million in the postretirement benefit expense in 2003. A 1% decrease in this annual trend rate would decrease the accumulated postretirement benefit obligation by $0.8 million and the postretirement benefit expense by $0.1 million in 2003.

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

Compensation Plans

      We also offer 401(k) savings plans to certain employees. Participants may contribute a portion of their earnings, of which 50% of their contribution, up to 6% of their earnings, is matched by us. Our matching cost for these plans was $2.1 million in 2001 and $1.6 million in 2002 and 2003. Our board of directors adopted a “401(k) Restoration Plan,” effective January 1, 2003, for all employees whose base compensation is greater than $0.2 million per year. This allows all employees to maximize our matching policy without being limited by governmental regulations related to maximum employee contributions into a 401(k) plan. These are unfunded and unsecured obligations.

      We have a Share Appreciation Plan (“SAP Plan”) to reward certain executives and managers whose individual performance and effort will have a direct impact on achieving our profit and growth objectives. Shares of stock are not actually awarded, however participants are awarded units on which appreciation is calculated based upon a formula of the prior year’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) minus net debt and preferred stock. The units vested over five years and are payable any time during the sixth through tenth year following the date of award. We recognized income of $1.0 million related to this plan in the fourth quarter of 2001 because the calculated value of the units at November 30, 2001 was below the base price; the units had no value at the end of November 30, 2003 as well. It is our intent to no longer grant units under the SAP Plan.

      In June 2002, we adopted a “Long-Term Bonus Program”, effective December 1, 2001. This plan provides for the grant of units to certain members of management. Individuals are rewarded based on the growth of a unit’s value over time. The unit value is determined based on a multiple (6.54x) of our annual EBITDA less net debt and preferred stock, as defined and as adjusted for certain items in the agreement. The units vest ratably over three years and can be redeemed by the individuals after the vesting period and up to five years, which is when the units expire. No award payments can be made until the earlier of a) September 2004, or b) Dakruiter S.A., a company controlled by Granaria Holdings B.V., our controlling common shareholder, selling all shares of our preferred stock owned by it. Additionally, the potential annual payment of any vested units is limited to certain conditions to prevent any undue financial stress. During 2002 and 2003, we expensed $1.2 million during each year in Selling and Administrative expense in the statements of income (loss) for the cost associated with this plan. If all the units’ outstanding under the Long-term Bonus Program were vested and exercisable as of November 30, 2003, we would be obligated to pay approximately $2.8 million to the participants.

      The following is a detail of the units granted, expired/forfeited and exercised under the plan:

Balance, November 30, 2001	—
Granted	419,150
Expired/forfeited	—
Exercised	—

Balance, November 30, 2002	419,150
Granted	510,950
Expired/forfeited	(60,833)
Exercised	—

Balance, November 30, 2003	869,267

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

R.     Commitments and Contingencies

Environmental Matters

      We are subject to extensive and evolving Federal, state, local and international environmental laws and regulations. Compliance with such laws and regulations can be costly. Governmental authorities may enforce these laws and regulations with a variety of enforcement measures, including monetary penalties and remediation requirements. We have policies and procedures in place to ensure that our operations are conducted in compliance with such laws and regulations and with a commitment to the protection of the environment.

      We are involved in various stages of investigation and remediation of soil and groundwater at approximately 15 sites as a result of past and present operations, including currently owned and formerly owned plants. Also, we have received notice that we may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, as a potentially responsible party at approximately 22 additional sites, but we believe that any potential liability would not be material to our financial position or results of operations.

      The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on our available information and experience with environmental remediation matters, we have accrued reserves for our best estimate of remediation costs, and we do not believe that remediation activities will have a material adverse impact on our financial condition, results of operations or cash flows. In addition, in the course of our bankruptcy, we obtained an agreement with the United States Environmental Protection Agency and Department of Interior and the states of Arizona, Michigan and Oklahoma whereby we have limited responsibility to them for response costs and natural resource damages for environmental contamination of sites not owned by us that is attributable to pre-bankruptcy activities. We retain all of our defenses, legal or factual, at such sites. However, if we are found liable for such contamination at any of these sites, our liability is capped at approximately 37%.

      As of November 30, 2002, we had $17.7 million, and as of November 30, 2003, we had $9.3 million accrued for sold divisions and businesses related to legal and environmental matters. In addition, as of November 30, 2002, we had $2.4 million, and as of November 30, 2003, we had $1.6 million accrued in other accrued liabilities related to environmental liabilities for our on-going businesses.

Legal Matters

      On January 25, 1996, Richard Darrell Peoples, a former employee, filed a lawsuit in the United States District Court for the Western District of Missouri claiming that we violated the federal False Claims Act based on alleged irregularities in testing procedures in connection with certain United States Government contracts. Mr. Peoples filed this lawsuit under a procedure which gives a private individual the right to file a lawsuit for a violation of a Federal statute and be awarded up to 30% of any recovery. The government has the right to intervene and take control of such a lawsuit. Following an extensive investigation, the United States Government declined the opportunity to intervene or take control of this suit. The allegations in the lawsuit are similar to allegations made by Mr. Peoples, and investigated by our outside counsel, prior to the filing of the lawsuit. Our outside counsel’s investigation found no evidence to support any of Mr. Peoples’ allegations, except for some inconsequential expense account matters. In early 2003, the court disqualified Mr. Peoples’ lawyer from the case after he read some of our attorney-client privileged documents that Mr. Peoples took from our lawyers’ offices without authorization. In December 2003, the court dismissed this lawsuit for failure to prosecute.

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

      On May 8, 1997, Caradon Doors and Windows, Inc. (“Caradon”) filed a suit against us in the United States District Court for the Northern District of Georgia alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in the amount of approximately $20.0 million. This suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement. In June 1997, we filed a motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, seeking an order that Caradon’s claims had been discharged by our bankruptcy and enjoining Caradon from pursuing its lawsuit. On December 24, 1997, the Bankruptcy Court held that Caradon’s claims had been discharged and enjoined Caradon from pursuing its lawsuit. Caradon appealed the Bankruptcy Court’s decision to the United States District Court for the Southern District of Ohio, and on February 3, 1999, the District Court reversed on the grounds that the Bankruptcy Court had not done the proper factual analysis and remanded the matter back to the Bankruptcy Court. The Bankruptcy Court held a hearing on this matter on September 24 and 25, 2001, and on May 9, 2002 again held that Caradon’s claims had been discharged and enjoined Caradon from pursuing the Caradon Suit. Caradon has again appealed this decision to the District Court. We intend to contest this suit vigorously and do not believe that the resolution of this suit will have a material adverse effect on our financial condition, results of operations or cash flows.

      In March 2002, a purported class action on behalf of approximately 3,000 homeowners was filed in state court in Colorado against us and a company with a facility adjacent to our facility in Colorado Springs, Colorado seeking property damages, testing and remediation costs and punitive damages arising out of chlorinated solvents and nitrates in the groundwater alleged to arise out of activities at our facility and the adjacent facility. The case has been removed to federal court and there has been no decision whether to certify a class. In September 2002, as amended in May 2003, a trust purportedly the assignee of approximately 200 property owners filed suit against us and the same co-defendant in Colorado state court, which was subsequently removed to Federal District Court in Colorado. This lawsuit seeks unspecified damages to provide for remediation of the groundwater contamination as well as unspecified punitive damages. The owner of the adjacent facility, which is upgradient from our facility, is operating a remediation system aimed at chlorinated solvents in the groundwater originating from its facility under a compliance order on consent with the Colorado Department of Public Health and Environment (“CDPHE”). We are operating a remediation system for nitrates in the groundwater originating from our facility, also under a compliance order on consent with CDPHE. We do not believe that nitrates in groundwater materially affect any of the properties related to the plaintiffs in these lawsuits. Neither the United States Environmental Protection Agency nor the CDPHE has ever required us to undertake a cleanup for chlorinated solvents. In November 2003, we settled the purported class action lawsuit for $0.3 million, conditioned on the court’s certification of the purported class. In November 2003, we also settled the lawsuit brought by the trust, and claims of certain other individuals, for $0.3 million, conditioned on at least 90% of the 440 individuals covered by the settlement executing releases.

      On December 10, 2003, a purported class action on behalf of approximately 600 members of the Quapaw Tribe of Oklahoma owning or possessing lands within the Quapaw Reservation was filed in the United States District Court for the Northern District of Oklahoma against us and six other corporations. The lawsuit alleges liability for property damage resulting from historical mining activities prior to 1959. We believe that any possible liability to members of the Quapaw Tribe was discharged in connection with our bankruptcy reorganization in 1996. We intend to contest this lawsuit vigorously and do not believe that the resolution of this suit will have a material adverse effect on our financial condition, results of operations, or cash flows.

      In addition, we are involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal course of our business. In our opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect our financial position, results of operations or cash flows.

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

Operating Leases

      Future minimum rental commitments over the next five years as of November 30, 2003, under noncancellable operating leases, which expire at various dates, are as follows: $5.4 million in 2004, $3.7 million in 2005, $3.2 million in 2006, $1.5 million in 2007, $1.5 million in 2008 and $10.5 million thereafter. Rent expense was $5.7 million in 2001, $6.4 million in 2002 and $5.5 million in 2003.

Guarantee

      We are the guarantor on the lease of a building that was owned by one of our former subsidiaries. We believe the likelihood of being liable for the lease is remote. The original term of the lease expires in 2005; however, there are two five-year renewal terms that we have also guaranteed. The rent for the two five-year renewals is based upon the Consumer Price Index, at the time of renewal, should the buyer of the former subsidiary not exercise its purchase option on the building. The amount of the guarantee is $2.6 million at November 30, 2003; however, this amount excludes any guarantee on the two five-year renewals as those amounts can not be determined as of November 30, 2003.

S.	Related Party Transactions

      We have an advisory and consulting agreement with Granaria Holdings B.V., our controlling common shareholder, pursuant to which we pay Granaria Holdings B.V. an annual management fee of $1.8 million. The agreement terminates on the earlier of February 24, 2008 or the end of the fiscal year in which Granaria Holdings, B.V. and its affiliates, in the aggregate, beneficially owns less than 10% of our outstanding common stock. Fees and expenses relating to these services amounted to $2.1 million in 2001, $2.2 million in 2002 and $2.0 million in 2003. At November 30, 2002 and 2003, $0.6 million was accrued in Other Accrued Liabilities in the accompanying balance sheet relating to these fees and expenses.

      During 2002, we paid $0.8 million which is included in Other Assets, in our balance sheets to a start-up technology manufacturing company for the exclusive right to manufacture the start-up company’s battery technology. During the third quarter of 2003, we converted this exclusive right to manufacture into a 6.0% interest in such start-up company. In addition, an entity affiliated with Granaria Holdings, B.V., our controlling common shareholder, invested $1,975,000 (including $75,000 from Mr. Bert Iedema, one of our directors) for a 14.8125% interest, and Thomas R. Pilholski, our Senior Vice President and Chief Financial Officer invested $200,000 for a 1.5% interest. In addition, John H. Weber, our President and Chief Executive Officer, invested $20,000 and David G. Krall, our Senior Vice President and General Counsel, invested $5,000. Mr. Weber and Mr. Krall received less than 1% interest for their investments. In September 2003, we paid an additional $426,667 to this start-up technology manufacturing company for an incremental 2.7560% interest (our total interest in this entity is 8.7560%). Granaria Holdings B.V. through an affiliate invested an additional $1,053,333 for an incremental 6.8038% interest (including $36,744 from Mr. Iedema), and Mr. Pilholski invested an additional $106,667 for an incremental 0.6890% interest. Mr. Weber invested an additional $10,667 and Mr. Krall invested an additional $2,667. Mr. Weber and Mr. Krall continue to own less than 1%. We, the affiliates of Granaria Holdings B.V., and Messrs. Weber, Pilholski and Krall will also receive a priority distribution of 60% of the any cash distributed until they have received three times their total investment. In addition, Noel Longuemare, a director of our wholly-owned subsidiary, EaglePicher Technologies, LLC, holds a 4.2687% interest in this start-up company.

      Granaria Holdings, B.V., our controlling common shareholder, controls approximately 78% of our outstanding 11.75% Cumulative Mandatorily Redeemable Exchangeable Preferred Stock.

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

      On August 31, 2003, Bert Iedema, one of our directors and an executive officer of Granaria Holdings, B.V., our controlling common shareholder, purchased 5,000 shares of our common stock from one of our former officers.

      Certain of our directors and current and former officers have entered into a voting trust agreement with Granaria Holdings, B.V., our controlling common shareholder, pursuant to which Granaria Holdings B.V. is the voting trustee and holder of record of the shares of our common stock that are beneficially owned by these directors and officers. These directors and officers also have executed a shareholders agreement, which, among other things, contains transfer restrictions regarding the directors’ and officers’ ability to transfer their beneficial interests in our common stock.

      During 2003, we sold to our controlling common shareholder, Granaria Holdings B.V., Bert Iedema, one of our directors and an executive officer of Granaria Holdings B.V., and two of our executive officers the 69,500 shares of common stock held in our Treasury for $13.00 per share, or $0.9 million. In connection with this stock issuance, we reclassified the balance in our Treasury, or $7.2 million, to Additional Paid in Capital in our accompanying balance sheets.

T.	Business Segment Information

      Our business consists of three operating segments: the Automotive Segment, the Technologies Segment and the Filtration and Minerals Segment.

      Sales between segments were not material.

      Our foreign operations are located primarily in Canada, Europe and Mexico. Our subsidiary guarantor and non-guarantor disclosure included in Note M discloses the approximate amount of net sales and long-lived asset amounts by geographic region. In that note, the columns marked as Issuer, EaglePicher Holdings, Inc., and Subsidiary Guarantors primarily represent our United States operations, and the column marked Non-Guarantor Subsidiaries primarily represents our foreign operations. Net sales and long-lived assets included in Note M are based on where the sale originates, and where the long-lived assets reside. Included in the Issuer and Subsidiary Guarantors are United States export sales to non-affiliated customers of $76.7 million in 2001, and $78.6 million in 2002 and $65.1 million in 2003. Intercompany transactions with foreign operations are made at established transfer prices.

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

      The following data represents financial information about our reportable business segments (in thousands of dollars).

	2001	2002	2003

Net Sales
Hillsdale	$334,172	$342,678	$323,838
Wolverine	74,100	79,367	89,852

Automotive	408,272	422,045	413,690

Power Group	100,788	104,620	143,858
Precision Products-divested July 17, 2002	10,214	3,435	—
Specialty Materials Group	43,132	42,714	40,223
Pharmaceutical Services	13,714	13,200	9,088

Technologies	167,848	163,969	193,169

Filtration and Minerals	82,004	82,129	78,567

Corporate/ Intersegment	(800)	—	—

	$657,324	$668,143	$685,426

Operating Income (Loss)
Automotive	$7,487	$10,501	$21,488
Technologies	(2,153)	(2,570)	36,687
Filtration and Minerals	4,730	8,078	5,285
Divested Divisions	(2,105)	(6,497)	—
Corporate/ Intersegment	(8,522)	(4,318)	(3,312)

	$(563)	$5,194	$60,148

Depreciation and Amortization (including Goodwill Amortization)
Automotive	$37,851	$42,994	$33,706
Technologies	13,435	13,127	8,393
Filtration and Minerals	5,482	5,276	5,060
Corporate/ Intersegment	218	505	910

	$56,986	$61,902	$48,069

Capital Expenditures
Automotive	$27,167	$11,340	$7,181
Technologies	3,973	1,806	6,387
Filtration and Minerals	2,600	1,969	1,794
Corporate/ Intersegment	444	1,199	907

	$34,184	$16,314	$16,269

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

	2001	2002	2003

Identifiable Assets
Automotive		$278,936	$286,380
Technologies		169,909	180,990
Filtration and Minerals		48,721	54,254
Corporate/ Intersegment/ Discontinued Operations		115,475	141,914

		$613,041	$663,538

U.     Quarterly Financial Results (Unaudited)

      The following table summarizes the unaudited consolidated quarterly financial results of operations for 2002 and 2003, which we believe include all necessary adjustments for a fair presentation of our interim results.

	2002 Quarters

	Q1	Q2	Q3	Q4

Net sales	$154,603	$177,787	$167,352	$168,401
Cost of products sold (exclusive of depreciation)	122,719	137,510	130,101	131,491
Selling and administrative	13,116	23,062	14,246	13,307
Depreciation and amortization	10,665	11,826	11,830	12,189
Goodwill amortization	3,846	3,846	3,846	3,854
Restructuring	—	2,998	—	2,900
Loss from divestitures	125	5,845	161	366
Insurance related losses	—	3,100	—	—

Operating income (loss)	4,132	(10,400)	7,168	4,294
Interest expense	(9,931)	(10,055)	(8,610)	(8,216)
Other income (expense), net	451	467	413	185
Income tax provision (benefit)	385	820	750	(17)

Income (loss) from continuing operations	$(5,733)	$(20,808)	$(1,779)	$(3,720)

Net loss	$(6,207)	$(21,968)	$(3,571)	$(5,086)

Diluted loss per share from continuing operations	$(9.55)	$(25.43)	$(5.71)	$(7.95)

Diluted net loss per share	$(10.04)	$(26.63)	$(7.57)	$(9.37)

EAGLEPICHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended November 30, 2001, 2002 and 2003 — (Continued)

	2003 Quarters

	Q1	Q2	Q3	Q4

Net sales	$164,039	$175,047	$165,844	$180,496
Cost of products sold (exclusive of depreciation)	127,756	132,848	127,001	134,672
Selling and administrative	14,128	16,093	15,615	17,375
Depreciation and amortization	11,114	10,916	12,768	13,271
Insurance related losses (gains)	—	(5,736)	(2,774)	231

Operating income	11,041	20,926	13,234	14,947
Interest expense	(8,373)	(8,319)	(9,249)	(10,570)
Preferred stock dividends accrued	—	—	—	(4,169)
Other income (expense), net	324	(251)	(600)	(1,056)
Write-off of deferred financing costs	—	—	(6,327)	—
Income tax provision (benefit)	896	1,150	804	(13)

Income (loss) from continuing operations	$2,096	$11,206	$(3,746)	$(835)

Net income (loss)	$1,168	$7,686	$(4,226)	$(1,785)

Diluted net income (loss) per share from continuing operations	$(1.98)	$7.38	$(7.91)	$0.84

Diluted net income (loss) per share	$(2.98)	$3.69	$(8.39)	$(1.79)

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9a.	Controls and Procedures

      Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report as required by the rules of the Securities and Exchange Commission. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely manner.

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

Item 14.	Principle Accountant Fees and Services

      The information required by this Item will be provided by us in an amendment to this Annual Report on Form 10-K or an Information Statement filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (A) Exhibits

Exhibit
Number		Title of Exhibit	Note

2.1	—	Third Amended Consolidated Plan of Reorganization of EaglePicher Incorporated (f/k/a Eagle-Picher Industries, Inc.) dated August 28, 1996	(1)
2.2	—	Exhibits to Third Amended Consolidated Plan of Reorganization of EaglePicher Incorporated	(1)
3.1	—	Articles of Incorporation of EaglePicher Incorporated, as amended	(1)
3.2	—	Certificate of Amendment by Shareholders or Members of Articles of Incorporation of EaglePicher Incorporated, as amended, dated April 1, 2003	(18)
3.3	—	Regulations of the EaglePicher Incorporated	(1)

Exhibit
Number		Title of Exhibit	Note

3.4	—	Amended and Restated Certificate of Incorporation of EaglePicher Holdings, Inc. (f/k/a Eagle-Picher Holdings, Inc.)	(1)
3.5	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of EaglePicher Holdings, Inc., dated August 31, 2001	(13)
3.6	—	Certificate of Amendment of Certificate of Incorporation of EaglePicher Holdings, Inc., dated April 1, 2003	(18)
3.7	—	Bylaws of EaglePicher Holdings, Inc.	(1)
3.8	—	Restated Articles of Incorporation of Daisy Parts, Inc.	(2)
3.9	—	Amended and Restated Bylaws of Daisy Parts, Inc., dated as of November 16, 2001	(14)
3.10	—	Certificate of Incorporation of Eagle-Picher Development Company, Inc.	(2)
3.11	—	Bylaws of Eagle-Picher Development Company, Inc.	(2)
3.12	—	Certificate of Incorporation of Eagle-Picher Far East, Inc.	(2)
3.13	—	Bylaws of Eagle-Picher Far East, Inc.	(2)
3.14	—	Articles of Incorporation of EaglePicher Filtration & Minerals, Inc. (f/k/a Eagle-Picher Minerals, Inc.)	(2)
3.15	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated October 21, 2002	(18)
3.16	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated February 25, 2003	(18)
3.17	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated February 27, 2003	(18)
3.18	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated April 21, 2003	(18)
3.19	—	Bylaws of EaglePicher Filtration & Minerals, Inc.	(2)
3.20	—	Amendment to the Bylaws of EaglePicher Filtration & Minerals, Inc., dated as of November 16, 2001	(14)
3.21	—	Certificate of Formation of EaglePicher Technologies, LLC (f/k/a Eagle-Picher Technologies, LLC).	(2)
3.22	—	Amended and Restated Limited Liability Company Agreement of EaglePicher Technologies, LLC.	(3)
3.23	—	Certificate of Amendment of Certificate of Formation of EaglePicher Technologies, LLC, dated April 1, 2003	(18)
3.24	—	Restated Articles of Incorporation of EaglePicher Automotive, Inc. (f/k/a Hillsdale Tool & Manufacturing Co.).	(18)
3.25	—	Certificate of Amendment to the Articles of Incorporation of EaglePicher Automotive, Inc., dated August 1, 2003	(18)
3.26	—	Amended and Restated Bylaws of EaglePicher Automotive, Inc., dated as of November 16, 2001	(14)
3.27	—	Restated Articles of Incorporation of EPMR Corporation (f/k/a Michigan Automotive Research Corporation)	(7)
3.28	—	Bylaws of EPMR Corporation	(7)
3.29	—	Articles of Incorporation of Eagle-Picher Acceptance Corporation (f/k/a Eagle-Picher Acceptance Corp.)	(18)
3.30	—	Certificate of Amendment by Shareholders to the Articles of Incorporation of Eagle-Picher Acceptance Corporation, dated May 14, 1999	(18)
3.31	—	Code of Regulations of Eagle-Picher Acceptance Corporation	(18)
3.32	—	Articles of Incorporation of Cincinnati Industrial Machinery Sales Company (f/k/a Cincinnati Industrial Machinery Company)	(18)

Exhibit
Number		Title of Exhibit	Note

3.33	—	Certificate of Amendment by Shareholders to the Articles of Incorporation of Cincinnati Industrial Machinery Sales Company, dated February 14, 1995	(18)
3.34	—	Code of Regulations of Cincinnati Industrial Machinery Sales Company	(18)
3.35	—	Articles of Incorporation for Carpenter Enterprises Limited (f/k/a Charterhouse Acquisition Corporation)	(18)
3.36	—	Certificate of Amendment to the Articles of Incorporation of Carpenter Enterprises Limited, dated October 5, 1988	(18)
3.37	—	Amended and Restated Bylaws of Carpenter Enterprises Limited	(18)
3.38	—	Certificate of Formation of EaglePicher Pharmaceutical Services, LLC, as amended, dated March 4, 2003	(18)
3.39	—	Limited Liability Company Amended and Restated Operating Agreement of EaglePicher Pharmaceutical Services, LLC, dated March 4, 2003	(18)
4.1	—	Indenture, dated as of February 24, 1998, between EaglePicher Incorporated, EaglePicher Holdings, Inc., as a guarantor, subsidiary guarantors (Daisy Parts, Inc., Eagle-Picher Development Company, Inc., Eagle-Picher Far East, Inc., Eagle-Picher Fluid Systems, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, EaglePicher Automotive, Inc., and EPMR Corporation), and The Bank of New York as trustee	(1)
4.2	—	Cross Reference Table showing the location in the Indenture, dated as of February 24, 1998, of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939, contained as part of the Indenture filed as Exhibit 4.1	(1)
4.3	—	First Supplemental Indenture, dated as of February 24, 1998, between EaglePicher Incorporated and the Bank of New York as trustee, supplementing the Indenture, dated as of February 24, 1998	(1)
4.4	—	Form of Global Note for the Indenture, dated as of February 24, 1998 (attached as Exhibit A to the Indenture, dated as of February 24, 1998, filed as Exhibit 4.1)	(1)
4.5	—	Certified Copy of the Certificate of Designations, Preferences and Rights of 11.75% Series A Cumulative Redeemable Exchangeable Preferred Stock and 11.75% Series B Cumulative Redeemable Exchangeable Preferred Stock of the EaglePicher Holdings, Inc., dated February 23, 1998	(1)
4.6	—	Form of Certificate and Global Share of 11.75% Series A Cumulative Redeemable Exchangeable Preferred Stock and 11.75% Series B Cumulative Redeemable Exchangeable Preferred Stock (attached as Exhibit A to the Certificate of Designations filed as Exhibit 4.5)	(18)
4.7	—	Form of Exchange Debentures Indenture relating to 11.75% Exchange Debentures due 2008 of EaglePicher Holdings, Inc.	(1)
4.8	—	Cross Reference Table showing the location in the Exchange Debentures Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939	(1)
4.9	—	Form of 11.75% Exchange Debenture due 2008 (attached as Exhibit A to the Exchange Debentures Indenture filed as Exhibit 4.7)	(1)
4.10	—	Cross Reference Table showing the location in the Indenture, dated as of August 7, 2003, of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939, contained as part of the Indenture filed as Exhibit 10.70	(18)
4.11	—	Second Supplemental Indenture, dated as of December 14, 2001, between EaglePicher Incorporated and the Bank of New York as trustee, supplementing the Indenture, dated as of February 24, 1998	(18)
4.12	—	Third Supplemental Indenture, dated as of July 22, 2003, between EaglePicher Incorporated and the Bank of New York as trustee, supplementing the Indenture, dated as of February 24, 1998	(18)
4.13	—	Form of Global Note for the Indenture, dated as of August 7, 2003 (attached as Exhibit A-1 to the Indenture, dated as of August 7, 2003, filed as Exhibit 10.27)	(18)

Exhibit
Number		Title of Exhibit	Note

4.14	—	Amendment to Certificate of Designations of the 11.75% Preferred Stock of EaglePicher Holdings, Inc., dated August 5, 2003	(18)
9.1	—	Voting Trust Agreement dated November 16, 1998 with owners of Class A (Voting) Common Stock of EaglePicher Holdings, Inc.	(4)
10.1	—	Merger Agreement, dated as of December 23, 1997, among EaglePicher Incorporated, the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust, EaglePicher Holdings, Inc., and E-P Acquisition, Inc.	(1)
10.2	—	Amendment No. 1 to the Merger Agreement, dated as of February 23, 1998, among EaglePicher Incorporated, the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust, EaglePicher Holdings, Inc., and E-P Acquisition, Inc.	(1)
10.3	—	Supplemental Executive Retirement Plan of EaglePicher Incorporated dated May 3, 1995
10.4	—	Notes Purchase Agreement, dated February 19, 1998, among E-P Acquisition, Inc., EaglePicher Incorporated, EaglePicher Holdings, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated	(1)
10.5	—	Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between EaglePicher Incorporated and subsidiary guarantors Daisy Parts, Inc., Eagle-Picher Development Company, Inc., Eagle-Picher Far East, Inc., Eagle-Picher Fluid Systems, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, EaglePicher Automotive, Inc., and EPMR Corporation	(1)
10.6	—	Registration Rights Agreement, dated as of February 24, 1998, between E-P Acquisition, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated	(1)
10.7	—	Assumption Agreement for the Registration Rights Agreement, dated as of February 24, 1998, of EaglePicher Incorporated	(1)
10.8	—	Management Agreement dated as of February 24, 1998, between EaglePicher Incorporated and Granaria Holdings B.V.	(2)
10.9	—	Preferred Stock Purchase Agreement, dated February 19, 1998, between EaglePicher Holdings, Inc., and the initial purchasers	(1)
10.10	—	Preferred Stock Registration Rights Agreement, dated as of February 24, 1998, between EaglePicher Holdings, Inc., and the initial purchasers	(1)
10.11	—	Transfer Agency Agreement, dated as of February 24, 1998, between EaglePicher Holdings, Inc., and The Bank of New York, as transfer agent	(2)
10.12	—	EaglePicher Holdings, Inc., Incentive Stock Plan for Outside Directors effective January 1, 1999	(4)
10.13	—	Second Amended and Restated Incentive Stock Plan of EaglePicher Incorporated effective November 15, 1998	(4)
10.14	—	Shareholders Agreement dated October 15, 1998, among Granaria Holdings B.V., Granaria Industries B.V., EaglePicher Holdings, Inc., and EaglePicher Incorporated	(4)
10.15	—	Voting Trust Agreement dated as of November 16, 1998, by and among certain shareholders of EaglePicher Holdings, Inc. and Granaria Holdings B.V.	(5)
10.16	—	Shareholders Agreement dated April 12, 1999, among Granaria Holdings B.V., the EaglePicher Holdings, Inc., EaglePicher Incorporated, and certain shareholders of the Company	(5)
10.17	—	Voting Trust Agreement dated April 13, 1999, between certain shareholders of EaglePicher Holdings, Inc. and Granaria Holdings B.V. as voting trustee	(5)
10.18	—	Share Appreciation Plan of EaglePicher Incorporated, effective May 5, 1998	(5)
10.19	—	Second Supplemental Indenture dated December 14, 2001, among EaglePicher Incorporated, the guarantors (Daisy Parts, Inc., Eagle-Picher Development Company, Inc., Eagle-Picher Holdings, Inc., Eagle-Picher Far East, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, EaglePicher Automotive, Inc., EPMR Corporation and Carpenter Enterprises Limited) and The Bank of New York, as trustee	(14)

Exhibit
Number		Title of Exhibit	Note

10.20	—	Receivables Sale Agreement dated January 8, 2002 by and among Eagle-Picher Funding Corporation and each of the “Originators” defined therein which include EaglePicher Incorporated, Carpenter Enterprises Limited, Daisy Parts, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, and EaglePicher Automotive, Inc.	(14)
10.21	—	Receivables Purchase and Servicing Agreement dated January 8, 2002 by and among Eagle-Picher Funding Corporation, Redwood Receivables Corporation, EaglePicher Incorporated and General Electric Capital Corporation.	(14)
10.22	—	Annex X to Receivables Sale Agreement at Exhibit 10.62 and to Receivables Purchase and Servicing Agreement at Exhibit 10.63 — “Definitions and Interpretations.”	(14)
10.23	—	Asset Purchase Agreement, dated December 18, 2001, between EaglePicher Incorporated and Construction Equipment Direct, Inc.	(15)
10.24	—	EaglePicher Incorporated 2002 Long-term Bonus Program.	(16)
10.25	—	Purchase Agreement dated as of July 31, 2003 between EaglePicher Incorporated and UBS Securities LLC, ABN AMRO Incorporated, Banc One Capital Markets, Inc., Harris Nesbitt Corp. and PNC Capital Markets, Inc.	(17)
10.26	—	Registration Rights Agreement dated as of August 7, 2003 between EaglePicher Incorporated, certain of its subsidiaries and UBS Securities LLC, ABN AMRO Incorporated, Banc One Capital Markets, Inc., Harris Nesbitt Corp. and PNC Capital Markets, Inc.	(17)
10.27	—	Indenture dated as of August 7, 2003 between EaglePicher Incorporated, certain of its subsidiaries and Wells Fargo Bank, National Association, as trustee	(17)
10.28	—	Credit Agreement dated as of August 7, 2003 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries, Harris Trust and Savings Bank, as administrative agent, ABN AMRO Incorporated and UBS Securities LLC, as co-syndication agents, Bank One, NA and PNC Bank, National Association, as co-documentation agents, GE Capital Corporation, as collateral agent, and various lenders party thereto	(17)
10.29	—	Guarantee and Collateral Agreement dated as of August 7, 2003 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries and Harris Trust and Savings Bank, as administrative agent	(17)
10.30	—	Amendment No. 3 to Receivables Purchase and Servicing Agreement dated as of August 7, 2003 among EaglePicher Incorporated, certain of its subsidiaries, EaglePicher Funding Corporation and General Electric Capital Corporation	(17)
10.31	—	Amended and Restated Executive Employment Agreement dated as of April 9, 2003 between EaglePicher Incorporated and John H. Weber	(17)
12.1	—	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	*
21.1	—	Subsidiaries of EaglePicher Incorporated	*
24.1	—	Power of Attorney — Joel P. Wyler	*
24.2	—	Power of Attorney — Daniel C. Wyler	*
24.3	—	Power of Attorney — Bert Iedema	*
31.1	—	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
31.2	—	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

(1)	Incorporated by reference to EaglePicher Incorporated’s S-4 Registration Statement (File No. 333-49957) filed on April 10, 1998.

(2)	Incorporated by reference to EaglePicher Incorporated’s Amendment No. 1 to Form S-4 Registration Statement (File No. 333-49957) filed on May 20, 1998.

(3)	Incorporated by reference to EaglePicher Incorporated’s Amendment No. 2 to Form S-4 Registration Statement (File No. 333-49957) filed on June 5, 1998.

(4)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-K filed on March 1, 1999.

(5)	Incorporated by reference to the EaglePicher Holdings, Inc.’s Form 10-Q filed on June 30, 1999.

(6)	Incorporated by reference to the EaglePicher Holdings, Inc.’s Form 8-K filed on April 21, 1999.

(7)	Incorporated by reference to the EaglePicher Holdings, Inc.’s Form 10-Q filed on April 12, 2000.

(8)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on October 16, 2000.

(9)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-K filed on February 28, 2001.

(10)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on April 10, 2001.

(11)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on July 9, 2001.

(12)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on July 16, 2001.

(13)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on October 12, 2001.

(14)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-K filed on February 15, 2002.

(15)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on January 3, 2002.

(16)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on April 14, 2003.

(17)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on October 14, 2003.

(18)	Incorporated by reference to EaglePicher Incorporated’s S-4 Registration Statement (File No. 333-110266) filed on November 5, 2003.

      (B) Financial Statement Schedules

      Schedules are omitted since the information required to be submitted has been included in Item 8 of this report.

      (C) Reports on Form 8-K

•	Form 8-K, filed September 14, 2003 concerning our press releases dated September 14, 2003

•	Form 8-K, filed October 14, 2003 concerning our press release dated October 14, 2003

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and dates indicated by the following persons.

EAGLEPICHER HOLDINGS, INC.

By:	/s/ JOHN H. WEBER

John H. Weber
President, Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ JOHN H. WEBER John H. Weber	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DR. JOEL P. WYLER Dr. Joel P. Wyler	Director

/s/ DANIEL C. WYLER Daniel C. Wyler	Director

/s/ BERT IEDEMA Bert Iedema	Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and dates indicated by the following persons.

EAGLEPICHER INCORPORATED

By:	/s/ JOHN H. WEBER

John H. Weber
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ JOHN H. WEBER John H. Weber	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DR. JOEL P. WYLER Dr. Joel P. Wyler	Director

/s/ DANIEL C. WYLER Daniel C. Wyler	Director

/s/ BERT IEDEMA Bert Iedema	Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and dates indicated by the following persons.

CARPENTER ENTERPRISES, INC.

By:	/s/ WILLIAM F. MACLEAN

William F. Maclean
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ WILLIAM F. MACLEAN William F. Maclean	President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID R. REGINELLI David R. Reginelli	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JOHN H. WEBER John H. Weber	Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and dates indicated by the following persons.

DAISY PARTS, INC.

By:	/s/ WILLIAM F. MACLEAN

William F. Maclean
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ WILLIAM F. MACLEAN William F. Maclean	President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID R. REGINELLI David R. Regnelli	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JOHN H. WEBER John H. Weber	Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and dates indicated by the following persons.

EAGLE-PICHER FAR EAST, INC.

By:	/s/ JOHN H. WEBER

John H. Weber
President, Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ JOHN H. WEBER John H. Weber	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and dates indicated by the following persons.

EAGLEPICHER FILTRATION & MINERALS, INC.

By:	/s/ DAVID S. KESELICA

David S. Keselica
President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ DAVID S. KESELICA David S. Keselica	President (Principal Executive Officer)

/s/ NANCY HUBER Nancy Huber	Vice President — Finance (Principal Financial and Accounting Officer)

/s/ JOHN H. WEBER John H. Weber	Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and dates indicated by the following persons.

EAGLEPICHER TECHNOLOGIES, LLC

By:	/s/ CRAIG N. KITCHEN

______________________________________ Craig Kitchen
Chairman, Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ CRAIG N. KITCHEN Craig N. Kitchen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ BRADLEY J. WATERS Bradley J. Waters	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DR. JOEL P. WYLER Dr. Joel P. Wyler	Director

/s/ JOHN H. WEBER John H. Weber	Director

/s/ GRANT T. HOLLETT, JR. Grant T. Hollett, Jr.	Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and dates indicated by the following persons.

EAGLEPICHER AUTOMOTIVE, INC.

By:	/s/ WILLIAM F. MACLEAN

William F. Maclean
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ WILLIAM F. MACLEAN William F. Maclean	President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID R. REGINELLI David R. Regnelli	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JOHN H. WEBER John H. Weber	Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and dates indicated by the following persons.

EAGLEPICHER PHARMACEUTICAL SERVICES, LLC

By:	/s/ STEVEN E. WESTFALL

Steven E. Westfall
President and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ STEVEN E. WESTFALL Steven E. Westfall	President and Director (Principal Executive Officer)

/s/ BRADLEY J. WATERS Bradley J. Waters	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

/s/ LISA GRESSEL Lisa Gressel	Director

EXHIBIT INDEX

Exhibit
Number		Title of Exhibit	Note

2.1	—	Third Amended Consolidated Plan of Reorganization of EaglePicher Incorporated (f/k/a Eagle-Picher Industries, Inc.) dated August 28, 1996	(1)
2.2	—	Exhibits to Third Amended Consolidated Plan of Reorganization of EaglePicher Incorporated	(1)
3.1	—	Articles of Incorporation of EaglePicher Incorporated, as amended	(1)
3.2	—	Certificate of Amendment by Shareholders or Members of Articles of Incorporation of EaglePicher Incorporated, as amended, dated April 1, 2003	(18)
3.3	—	Regulations of the EaglePicher Incorporated	(1)
3.4	—	Amended and Restated Certificate of Incorporation of EaglePicher Holdings, Inc. (f/k/a Eagle-Picher Holdings, Inc.)	(1)
3.5	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of EaglePicher Holdings, Inc., dated August 31, 2001	(13)
3.6	—	Certificate of Amendment of Certificate of Incorporation of EaglePicher Holdings, Inc., dated April 1, 2003	(18)
3.7	—	Bylaws of EaglePicher Holdings, Inc.	(1)
3.8	—	Restated Articles of Incorporation of Daisy Parts, Inc.	(2)
3.9	—	Amended and Restated Bylaws of Daisy Parts, Inc., dated as of November 16, 2001	(14)
3.10	—	Certificate of Incorporation of Eagle-Picher Development Company, Inc.	(2)
3.11	—	Bylaws of Eagle-Picher Development Company, Inc.	(2)
3.12	—	Certificate of Incorporation of Eagle-Picher Far East, Inc.	(2)
3.13	—	Bylaws of Eagle-Picher Far East, Inc.	(2)
3.14	—	Articles of Incorporation of EaglePicher Filtration & Minerals, Inc. (f/k/a Eagle-Picher Minerals, Inc.)	(2)
3.15	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated October 21, 2002	(18)
3.16	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated February 25, 2003	(18)
3.17	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated February 27, 2003	(18)
3.18	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated April 21, 2003	(18)
3.19	—	Bylaws of EaglePicher Filtration & Minerals, Inc.	(2)
3.20	—	Amendment to the Bylaws of EaglePicher Filtration & Minerals, Inc., dated as of November 16, 2001	(14)
3.21	—	Certificate of Formation of EaglePicher Technologies, LLC (f/k/a Eagle-Picher Technologies, LLC).	(2)
3.22	—	Amended and Restated Limited Liability Company Agreement of EaglePicher Technologies, LLC.	(3)
3.23	—	Certificate of Amendment of Certificate of Formation of EaglePicher Technologies, LLC, dated April 1, 2003	(18)
3.24	—	Restated Articles of Incorporation of EaglePicher Automotive, Inc. (f/k/a Hillsdale Tool & Manufacturing Co.).	(18)

Exhibit
Number		Title of Exhibit	Note

3.25	—	Certificate of Amendment to the Articles of Incorporation of EaglePicher Automotive, Inc., dated August 1, 2003	(18)
3.26	—	Amended and Restated Bylaws of EaglePicher Automotive, Inc., dated as of November 16, 2001	(14)
3.27	—	Restated Articles of Incorporation of EPMR Corporation (f/k/a Michigan Automotive Research Corporation)	(7)
3.28	—	Bylaws of EPMR Corporation	(7)
3.29	—	Articles of Incorporation of Eagle-Picher Acceptance Corporation (f/k/a Eagle-Picher Acceptance Corp.)	(18)
3.30	—	Certificate of Amendment by Shareholders to the Articles of Incorporation of Eagle-Picher Acceptance Corporation, dated May 14, 1999	(18)
3.31	—	Code of Regulations of Eagle-Picher Acceptance Corporation	(18)
3.32	—	Articles of Incorporation of Cincinnati Industrial Machinery Sales Company (f/k/a Cincinnati Industrial Machinery Company)	(18)
3.33	—	Certificate of Amendment by Shareholders to the Articles of Incorporation of Cincinnati Industrial Machinery Sales Company, dated February 14, 1995	(18)
3.34	—	Code of Regulations of Cincinnati Industrial Machinery Sales Company	(18)
3.35	—	Articles of Incorporation for Carpenter Enterprises Limited (f/k/a Charterhouse Acquisition Corporation)	(18)
3.36	—	Certificate of Amendment to the Articles of Incorporation of Carpenter Enterprises Limited, dated October 5, 1988	(18)
3.37	—	Amended and Restated Bylaws of Carpenter Enterprises Limited	(18)
3.38	—	Certificate of Formation of EaglePicher Pharmaceutical Services, LLC, as amended, dated March 4, 2003	(18)
3.39	—	Limited Liability Company Amended and Restated Operating Agreement of EaglePicher Pharmaceutical Services, LLC, dated March 4, 2003	(18)
4.1	—	Indenture, dated as of February 24, 1998, between EaglePicher Incorporated, EaglePicher Holdings, Inc., as a guarantor, subsidiary guarantors (Daisy Parts, Inc., Eagle-Picher Development Company, Inc., Eagle-Picher Far East, Inc., Eagle-Picher Fluid Systems, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, EaglePicher Automotive, Inc., and EPMR Corporation), and The Bank of New York as trustee	(1)
4.2	—	Cross Reference Table showing the location in the Indenture, dated as of February 24, 1998, of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939, contained as part of the Indenture filed as Exhibit 4.1	(1)
4.3	—	First Supplemental Indenture, dated as of February 24, 1998, between EaglePicher Incorporated and the Bank of New York as trustee, supplementing the Indenture, dated as of February 24, 1998	(1)
4.4	—	Form of Global Note for the Indenture, dated as of February 24, 1998 (attached as Exhibit A to the Indenture, dated as of February 24, 1998, filed as Exhibit 4.1)	(1)
4.5	—	Certified Copy of the Certificate of Designations, Preferences and Rights of 11.75% Series A Cumulative Redeemable Exchangeable Preferred Stock and 11.75% Series B Cumulative Redeemable Exchangeable Preferred Stock of the EaglePicher Holdings, Inc., dated February 23, 1998	(1)

Exhibit
Number		Title of Exhibit	Note

4.6	—	Form of Certificate and Global Share of 11.75% Series A Cumulative Redeemable Exchangeable Preferred Stock and 11.75% Series B Cumulative Redeemable Exchangeable Preferred Stock (attached as Exhibit A to the Certificate of Designations filed as Exhibit 4.5)	(18)
4.7	—	Form of Exchange Debentures Indenture relating to 11.75% Exchange Debentures due 2008 of EaglePicher Holdings, Inc.	(1)
4.8	—	Cross Reference Table showing the location in the Exchange Debentures Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939	(1)
4.9	—	Form of 11.75% Exchange Debenture due 2008 (attached as Exhibit A to the Exchange Debentures Indenture filed as Exhibit 4.7)	(1)
4.10	—	Cross Reference Table showing the location in the Indenture, dated as of August 7, 2003, of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939, contained as part of the Indenture filed as Exhibit 10.70	(18)
4.11	—	Second Supplemental Indenture, dated as of December 14, 2001, between EaglePicher Incorporated and the Bank of New York as trustee, supplementing the Indenture, dated as of February 24, 1998	(18)
4.12	—	Third Supplemental Indenture, dated as of July 22, 2003, between EaglePicher Incorporated and the Bank of New York as trustee, supplementing the Indenture, dated as of February 24, 1998	(18)
4.13	—	Form of Global Note for the Indenture, dated as of August 7, 2003 (attached as Exhibit A-1 to the Indenture, dated as of August 7, 2003, filed as Exhibit 10.27)	(18)
4.14	—	Amendment to Certificate of Designations of the 11.75% Preferred Stock of EaglePicher Holdings, Inc., dated August 5, 2003	(18)
9.1	—	Voting Trust Agreement dated November 16, 1998 with owners of Class A (Voting) Common Stock of EaglePicher Holdings, Inc.	(4)
10.1	—	Merger Agreement, dated as of December 23, 1997, among EaglePicher Incorporated, the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust, EaglePicher Holdings, Inc., and E-P Acquisition, Inc.	(1)
10.2	—	Amendment No. 1 to the Merger Agreement, dated as of February 23, 1998, among EaglePicher Incorporated, the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust, EaglePicher Holdings, Inc., and E-P Acquisition, Inc.	(1)
10.3	—	Supplemental Executive Retirement Plan of EaglePicher Incorporated dated May 3, 1995
10.4	—	Notes Purchase Agreement, dated February 19, 1998, among E-P Acquisition, Inc., EaglePicher Incorporated, EaglePicher Holdings, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated	(1)
10.5	—	Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between EaglePicher Incorporated and subsidiary guarantors Daisy Parts, Inc., Eagle-Picher Development Company, Inc., Eagle-Picher Far East, Inc., Eagle-Picher Fluid Systems, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, EaglePicher Automotive, Inc., and EPMR Corporation	(1)
10.6	—	Registration Rights Agreement, dated as of February 24, 1998, between E-P Acquisition, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated	(1)
10.7	—	Assumption Agreement for the Registration Rights Agreement, dated as of February 24, 1998, of EaglePicher Incorporated	(1)

Exhibit
Number		Title of Exhibit	Note

10.8	—	Management Agreement dated as of February 24, 1998, between EaglePicher Incorporated and Granaria Holdings B.V.	(2)
10.9	—	Preferred Stock Purchase Agreement, dated February 19, 1998, between EaglePicher Holdings, Inc., and the initial purchasers	(1)
10.10	—	Preferred Stock Registration Rights Agreement, dated as of February 24, 1998, between EaglePicher Holdings, Inc., and the initial purchasers	(1)
10.11	—	Transfer Agency Agreement, dated as of February 24, 1998, between EaglePicher Holdings, Inc., and The Bank of New York, as transfer agent	(2)
10.12	—	EaglePicher Holdings, Inc., Incentive Stock Plan for Outside Directors effective January 1, 1999	(4)
10.13	—	Second Amended and Restated Incentive Stock Plan of EaglePicher Incorporated effective November 15, 1998	(4)
10.14	—	Shareholders Agreement dated October 15, 1998, among Granaria Holdings B.V., Granaria Industries B.V., EaglePicher Holdings, Inc., and EaglePicher Incorporated	(4)
10.15	—	Voting Trust Agreement dated as of November 16, 1998, by and among certain shareholders of EaglePicher Holdings, Inc. and Granaria Holdings B.V.	(5)
10.16	—	Shareholders Agreement dated April 12, 1999, among Granaria Holdings B.V., the EaglePicher Holdings, Inc., EaglePicher Incorporated, and certain shareholders of the Company	(5)
10.17	—	Voting Trust Agreement dated April 13, 1999, between certain shareholders of EaglePicher Holdings, Inc. and Granaria Holdings B.V. as voting trustee	(5)
10.18	—	Share Appreciation Plan of EaglePicher Incorporated, effective May 5, 1998	(5)
10.19	—	Second Supplemental Indenture dated December 14, 2001, among EaglePicher Incorporated, the guarantors (Daisy Parts, Inc., Eagle-Picher Development Company, Inc., Eagle-Picher Holdings, Inc., Eagle-Picher Far East, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, EaglePicher Automotive, Inc., EPMR Corporation and Carpenter Enterprises Limited) and The Bank of New York, as trustee	(14)
10.20	—	Receivables Sale Agreement dated January 8, 2002 by and among Eagle-Picher Funding Corporation and each of the “Originators” defined therein which include EaglePicher Incorporated, Carpenter Enterprises Limited, Daisy Parts, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, and EaglePicher Automotive, Inc.	(14)
10.21	—	Receivables Purchase and Servicing Agreement dated January 8, 2002 by and among Eagle-Picher Funding Corporation, Redwood Receivables Corporation, EaglePicher Incorporated and General Electric Capital Corporation.	(14)
10.22	—	Annex X to Receivables Sale Agreement at Exhibit 10.62 and to Receivables Purchase and Servicing Agreement at Exhibit 10.63 — “Definitions and Interpretations.”	(14)
10.23	—	Asset Purchase Agreement, dated December 18, 2001, between EaglePicher Incorporated and Construction Equipment Direct, Inc.	(15)
10.24	—	EaglePicher Incorporated 2002 Long-term Bonus Program.	(16)
10.25	—	Purchase Agreement dated as of July 31, 2003 between EaglePicher Incorporated and UBS Securities LLC, ABN AMRO Incorporated, Banc One Capital Markets, Inc., Harris Nesbitt Corp. and PNC Capital Markets, Inc.	(17)
10.26	—	Registration Rights Agreement dated as of August 7, 2003 between EaglePicher Incorporated, certain of its subsidiaries and UBS Securities LLC, ABN AMRO Incorporated, Banc One Capital Markets, Inc., Harris Nesbitt Corp. and PNC Capital Markets, Inc.	(17)

Exhibit
Number		Title of Exhibit	Note

10.27	—	Indenture dated as of August 7, 2003 between EaglePicher Incorporated, certain of its subsidiaries and Wells Fargo Bank, National Association, as trustee	(17)
10.28	—	Credit Agreement dated as of August 7, 2003 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries, Harris Trust and Savings Bank, as administrative agent, ABN AMRO Incorporated and UBS Securities LLC, as co-syndication agents, Bank One, NA and PNC Bank, National Association, as co-documentation agents, GE Capital Corporation, as collateral agent, and various lenders party thereto	(17)
10.29	—	Guarantee and Collateral Agreement dated as of August 7, 2003 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries and Harris Trust and Savings Bank, as administrative agent	(17)
10.30	—	Amendment No. 3 to Receivables Purchase and Servicing Agreement dated as of August 7, 2003 among EaglePicher Incorporated, certain of its subsidiaries, EaglePicher Funding Corporation and General Electric Capital Corporation	(17)
10.31	—	Amended and Restated Executive Employment Agreement dated as of April 9, 2003 between EaglePicher Incorporated and John H. Weber	(17)
12.1	—	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	*
21.1	—	Subsidiaries of EaglePicher Incorporated	*
24.1	—	Power of Attorney — Joel P. Wyler	*
24.2	—	Power of Attorney — Daniel C. Wyler	*
24.3	—	Power of Attorney — Bert Iedema	*
31.1	—	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
31.2	—	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

(1)	Incorporated by reference to EaglePicher Incorporated’s S-4 Registration Statement (File No. 333-49957) filed on April 10, 1998.

(2)	Incorporated by reference to EaglePicher Incorporated’s Amendment No. 1 to Form S-4 Registration Statement (File No. 333-49957) filed on May 20, 1998.

(3)	Incorporated by reference to EaglePicher Incorporated’s Amendment No. 2 to Form S-4 Registration Statement (File No. 333-49957) filed on June 5, 1998.

(4)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-K filed on March 1, 1999.

(5)	Incorporated by reference to the EaglePicher Holdings, Inc.’s Form 10-Q filed on June 30, 1999.

(6)	Incorporated by reference to the EaglePicher Holdings, Inc.’s Form 8-K filed on April 21, 1999.

(7)	Incorporated by reference to the EaglePicher Holdings, Inc.’s Form 10-Q filed on April 12, 2000.

(8)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on October 16, 2000.

(9)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-K filed on February 28, 2001.

(10)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on April 10, 2001.

(11)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on July 9, 2001.

(12)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on July 16, 2001.

(13)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on October 12, 2001.

(14)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-K filed on February 15, 2002.

(15)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on January 3, 2002.

(16)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on April 14, 2003.

(17)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on October 14, 2003.

(18)	Incorporated by reference to EaglePicher Incorporated’s S-4 Registration Statement (File No. 333-110266) filed on November 5, 2003.