Form 10-Q
period 2004-02-29
EAGLE PICHER HOLDINGS INC; EAGLE PICHER INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER FILTRATION & MINERALS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 2004-04-12
CIK 1059364, 30927, 1059567, 1059568, 1059570, 1059572, 1059573, 1059575, 1059576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to _______.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☐ No ☒

1,000,000 shares of common capital stock, $0.01 par value each, were outstanding at April 5, 2004

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
November 30, 2003 and February 29, 2004
(unaudited) (in thousands of dollars)

	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$67,320	$30,050
Receivables, net	25,943	28,090
Retained interest in EaglePicher Funding Corporation, net	63,335	60,914
Costs and estimated earnings in excess of billings	28,433	37,190
Inventories	53,205	57,380
Assets of discontinued operations	4,441	4,487
Prepaid expenses and other assets	10,394	11,531
Deferred income taxes	8,526	8,526

	261,597	238,168
Property, Plant and Equipment, net	151,894	152,127
Goodwill	159,640	167,140
Prepaid Pension	56,891	56,931
Other Assets, net	33,516	30,193

	$663,538	$644,559

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$89,274	$79,255
Current portion of long-term debt	13,300	3,300
Compensation and employee benefits	15,783	13,848
Billings in excess of costs and estimated earnings	2,098	988
Accrued divestiture reserve	9,297	9,401
Liabilities of discontinued operations	956	780
Other accrued liabilities	32,984	37,275

	163,692	144,847
Long-term Debt, net of current portion	408,570	407,835
Postretirement Benefits Other Than Pensions	17,418	17,354
Other Long-Term Liabilities	9,649	9,574
11.75% Cumulative Redeemable Exchangeable Preferred Stock	154,416	158,585

	753,745	738,195

Commitments and Contingencies
Shareholders’ Equity (Deficit):
Common stock	10	10
Additional paid-in capital	92,810	92,810
Accumulated deficit	(184,543)	(190,343)
Accumulated other comprehensive income	1,516	3,887

	(90,207)	(93,636)

	$663,538	$644,559

The accompanying notes are an integral part of these consolidated balance sheets.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three Months Ended February 28, 2003 and February 29, 2004
(unaudited) (in thousands of dollars, except share and per share amounts)

	2003	2004
Net Sales	$164,039	$166,782

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	127,756	128,996
Selling and administrative	14,128	16,869
Depreciation and amortization of intangibles	11,114	9,965
Loss from divestitures	—	2,600

	152,998	158,430

Operating Income	11,041	8,352
Interest expense	(8,373)	(9,255)
Preferred stock dividends accrued (see Note F)	—	(4,169)
Other income (expense), net	324	(293)

Income (Loss) for Continuing Operations Before Taxes	2,992	(5,365)
Income tax provision	896	373

Income (Loss) From Continuing Operations	2,096	(5,738)
Discontinued Operations:
Loss from operations of discontinued businesses	(928)	—
Loss on disposal of discontinued business	—	(62)

Net Income (Loss)	1,168	(5,800)
Preferred Stock Dividends Accreted (See Note F)	(3,937)	—

Loss Applicable to Common Shareholders	$(2,769)	$(5,800)

Basic and Diluted Net Loss per Share Applicable to Common Shareholders:
Loss from continuing operations	$(1.98)	$(5.74)
Loss from discontinued operations	(1.00)	(0.06)

Net Loss	$(2.98)	$(5.80)

Weighted Average Number of Common Shares	930,500	1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three-Months Ended February 28, 2003 and February 29, 2004
(unaudited) (in thousands of dollars)

	2003	2004
Cash Flows From Operating Activities:
Net income (loss)	$1,168	$(5,800)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,897	10,458
Preferred stock dividends accrued	—	4,169
Loss on disposal of discontinued operations	—	62
Loss from divestitures	—	2,600
Changes in assets and liabilities:
Sale of receivables, net (See Note E)	(2,700)	10,245
Receivables and retained interest in EaglePicher Funding Corporation, net	1,653	(8,868)
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net	(3,096)	(9,867)
Inventories	(3)	(4,034)
Accounts payable	(9,915)	(10,545)
Accrued liabilities	(4,769)	(405)
Other, net	(2,763)	(2,079)

Net cash used in Operating activities	(8,528)	(14,064)

Cash Flows From Investing Activities:
Proceeds from the sale of property and equipment, and other, net	329	105
Capital expenditures	(3,720)	(9,393)
Acquisition of majority interest in EaglePicher Horizon Batteries LLC (See Note B)	—	(3,500)

Net cash used in investing activities	(3,391)	(12,788)

Cash Flows From Financing Activities:
Reduction of long-term debt	(4,232)	(10,769)
Net borrowings under revolving credit agreements	14,500	—

Net cash (used in) provided by financing activities	10,268	(10,769)

Net cash provided by (used in) discontinued operations	760	(284)

Effect of Exchange Rates on Cash	1,659	635

Net Increase (Decrease) in Cash and Cash Equivalents	768	(37,270)
Cash and Cash Equivalents, beginning of period	31,522	67,320

Cash and Cash Equivalents, end of period	$32,290	$30,050

Supplemental Cash Flow Information:
Interest paid	$3,068	$2,940

Income taxes paid (refunded), net	$—	$476

The accompanying notes are an integral part of these consolidated financial statements.

EaglePicher Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A.	BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

     Our accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our financial statements and notes thereto for the fiscal year ended November 30, 2003 presented in our Form 10-K, filed with the SEC on February 17, 2004.

     The financial statements presented herein reflect all adjustments (consisting of normal and recurring adjustments), which, in our opinion are necessary to fairly state the results of operations for the three month periods ended February 28, 2003 and February 29, 2004. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

     Inventories

     Inventories consisted of the following at November 30, 2003 and February 29, 2004 (in thousands of dollars):

	2003	2004
Raw materials and supplies	$24,441	$26,487
Work-in-process	13,784	15,959
Finished goods	14,980	14,934

	$53,205	$57,380

     Comprehensive Income (Loss)

     During the three months ended February 28, 2003 and February 29, 2004 our comprehensive income (loss) was as follows (in thousands of dollars):

	2003	2004
Net income (loss)	$1,168	$(5,800)
Gain on interest rate swap agreements	545	1,031
Gain (loss) on forward foreign currency contracts	(647)	705
Change in currency translation adjustment	1,659	635

	$2,725	$(3,429)

     Revenue Recognition

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

     The following provides information on contracts in progress at November 30, 2003 and February 29, 2004 (in thousands of dollars):

	2003	2004
Costs incurred on uncompleted contracts	$167,091	$154,712
Estimated earnings	45,606	47,907

	212,697	202,619
Less: billings to date	(186,362)	(166,417)

	$26,335	$36,202

Costs and estimated earnings in excess of billings	$28,433	$37,190
Billings in excess of costs and estimated earnings	(2,098)	(988)

	$26,335	$36,202

B.	GOODWILL

     EaglePicher Horizon Batteries LLC was a 50% owned venture that we did not control as of November 30, 2003. Effective December 1, 2003, this venture was amended and we acquired an incremental 12% interest from our venture partner for $7.5 million. We paid, for cash flow purposes, the $7.5 million in two installment payments of $4.0 million in November 2003 and $3.5 million in December 2003. We also obtained rights to appoint the General Manager and control over three of the five members of the board. We now own 62% of this venture and control the operating board, and accordingly consolidated this entity in our financial results beginning with our quarter ended February 29, 2004. EaglePicher Horizon Batteries LLC manufactures and distributes next generation lead-acid woven battery technology. We recognized $7.5 million of additional goodwill related to taking control and consolidating the entity in our financial statements.

C.	RECENTLY RELEASED OR ADOPTED ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003. This revised interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003 for special-purpose entities and for all other types of entities for periods ending after March 31, 2004. We do not believe that FIN No. 46(R) will have a material impact on our financial condition or results of operations.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-16, “Accounting for Investments in Limited Liability Companies.” This consensus would require that we account for our investment in a start-up manufacturing company, as described in Note S of our Form 10-K for the year ended November 30, 2003, filed on February 17, 2004, as an equity method investment. As of February 29, 2004, we have $1.2 million recorded in our balance sheet related to this investment. The consensus, if ratified by the FASB, would be effective for us on September 1, 2004 and would require that we record a cumulative effect of a change in accounting principle in our fourth quarter of 2004.

     The EITF is currently considering Issue No. 03-R, “The Accounting for Certain Costs in the Mining Industry, Including Deferred Stripping Costs.” The issue is attempting to address numerous implementation and consistency issues for the mining industry, including the appropriate accounting for deferred stripping costs. Any conclusions by the EITF on this issue could result in a change to our accounting policy on Deferred Stripping and as a result could have a material impact on our financial condition or results of operations.

     In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. We will be required to adopt the disclosure requirements of SFAS No. 132(R) when we issue our November 30, 2004 financial statements, and we will be required to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003 (our second quarter of fiscal 2004 ending May 31, 2004).

D.	DIVESTITURES AND DISCONTINUED OPERATIONS

     Divestitures

     We have indemnified buyers of our former divisions and subsidiaries for certain liabilities related to items such as environmental remediation and warranty issues on divisions sold in previous years. We had previously recorded liabilities for these exposures; however, from time to time, as additional information becomes available, additional amounts need to be recorded.

     An analysis of the liabilities related to divestitures is as follows (in thousands of dollars):

Balance at November 30, 2003	$9,297
Cash paid	(2,496)
Additional charges.	2,600

Balance at February 29, 2004	$9,401

     In the first quarter of 2004, we recorded $2.6 million of expense related to a litigation settlement of a warranty claim related to a division sold effective December 1999.

Discontinued Operations

     During the second quarter of 2003, we reached an agreement in principle for the sale of certain assets at our Hillsdale U.K. Automotive operation (a former component of our Automotive Segment) for cash of $1.1 million. The sale closed on June 11, 2003. In addition, we wound down the remaining operations of our Hillsdale U.K. Automotive operation during 2003. Accordingly, effective in the second quarter of 2003, upon receipt of authority from our Board of Directors, we discontinued the operations of our Hillsdale U.K. Automotive operation and restated all prior period financial statements. We have included in Loss from Operations of Discontinued Businesses in our Statements of Income (Loss) a loss of $0.3 million in the first quarter of 2003, which is net of a zero tax provision (benefit). We expect to incur an additional $0.3 million of shutdown costs during 2004, which have not been incurred as of February 29, 2004.

     In July 2003, we completed the sale of certain assets of our Germanium-based business in our Technologies Segment for net cash proceeds of approximately $14.0 million. These assets relate to the production of Germanium-based products primarily used in the infrared optics and fiber optics applications and do not include any of our assets that are involved in the production of Germanium substrates and wafers. We agreed that if the buyer is required to divest the acquired business due to certain regulatory proceedings commenced within one year of the sale, then we would reimburse the buyer for 50% of the amount by which the sale price is less than $15.0 million up to a maximum reimbursement of $4.0 million, and we would receive 50% of any excess of the sale price over the $15.0 million up to a maximum of $4.0 million. We believe that the expected present value of being required to make a payment pursuant to these provisions is immaterial, and therefore, we have not recorded a liability. During the third quarter of 2003, we discontinued the operations of our Germanium-based business and restated all prior period financial statements. We have included in Loss from Operations of Discontinued Businesses in our Statements of Income (Loss) a loss of $0.7 million in the first quarter of 2003, which is net of a zero tax provision (benefit). In addition, during the first quarter of 2004, we recorded in Loss on Disposal of Discontinued Businesses a loss of $0.1 million, which is net of zero tax provision (benefit), related to incremental sale costs.

     We do not allocate any general corporate overhead to Loss from Operations of Discontinued Businesses or Loss on Disposal of Discontinued Businesses. However, in accordance with the provisions of EITF No. 87-24, “Allocation of Interest to Discontinued Operations” we do allocate to Loss from Operations of Discontinued Businesses (i) interest on debt that is to be assumed by buyers, (ii) interest on debt that is required to be repaid as a result of the divestiture, and (iii) a portion of our remaining consolidated interest expense that is not directly attributable to or related to our other operations. Other consolidated interest expense that is not attributed to our other operations is allocated based on the ratio of net assets to be sold or discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of our total consolidated net assets plus our consolidated debt other than (a) debt of the discontinued operation that will be assumed by the buyer, (b) debt that is required to be paid as a result of the disposal transaction, and (c) debt that can be directly attributed to our other operations. Interest expense included in Loss from Operations of Discontinued Businesses for the three months ended February 28, 2003 was $1.0 million. We do not allocate any interest expense to the Loss on Disposal of Discontinued Businesses.

     At February 29, 2004, the remaining balance in Assets of Discontinued Operations was primarily an insurance receivable related to an entity that was supposed to provide a source of Germanium for the sale of certain assets within our Germanium-based business. The balance in Liabilities of Discontinued Operations was primarily accounts payable and accrued liabilities related to our Hillsdale U.K. Automotive operation.

E.	ACCOUNTS RECEIVABLE ASSET-BACKED SECURITIZATION (QUALIFYING SPECIAL PURPOSE ENTITY)

     We have an agreement with a major United States financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, EaglePicher Funding Corporation (“EPFC”). The size of this facility is $55.0 million, subject to certain financial covenant limitations. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. In the third quarter of 2003, we amended this agreement to extend the receivables program until the earlier of (a) 90 days prior to the maturity of our Credit Agreement or (b) January 2008.

     We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our Credit Agreement, we include the outstanding obligations of EPFC.

     We continue to service sold receivables and receive a monthly servicing fee from EPFC of approximately 1% per annum of the receivable pool’s average balance. As this servicing fee approximates our cost to service, no servicing asset or liability has been recorded at November 30, 2003 or February 29, 2004. The carrying value of our retained interest is recorded at fair value, which is estimated as its net realizable value due to the short duration of the receivables transferred to EPFC. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances, which is based on our historical results and probable future losses.

     As of November 30, 2003, our retained interest in EPFC was $63.3 million and the revolving pool of receivables that we serviced totaled $64.9 million. At November 30, 2003, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was zero. During the three months ended February 28, 2003, we sold $138.6 million of accounts receivable to EPFC, and during the same period, EPFC collected $130.9 million of cash that was reinvested in new securitizations. The effective interest rate as of November 30, 2003 in the securitization was approximately 2.95%.

     As of February 29, 2004, our retained interest in EPFC was $60.9 million and the revolving pool of receivables that we serviced totaled $72.6 million. At February 29, 2004, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $10.2 million. During the three months ended February 29, 2004, we sold $129.4 million of accounts receivable to EPFC, and during the same period, EPFC collected $115.6 million of cash that was reinvested in new securitizations. The effective interest rate as of February 29, 2004 in the securitization was approximately 4.36%.

F.	11.75% CUMULATIVE REDEEMABLE EXCHANGEABLE PREFERRED STOCK

     Effective September 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain instruments be classified as liabilities in our balance sheet. The effect of the adoption was that, as of September 1, 2003, we reclassified the current redemption value plus unpaid dividends of our preferred stock to long-term liabilities and the accrual of the dividends subsequent to September 1, 2003 has been recorded as a component of non-operating expenses in our consolidated statements of income. In accordance with this statement, the prior period financial statements have not been reclassified.

G.	LEGAL MATTERS

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

     In March 2002, a purported class action on behalf of approximately 3,000 homeowners was filed in state court in Colorado against us and a company with a facility adjacent to our facility in Colorado Springs, Colorado seeking property damages, testing and remediation costs and punitive damages arising out of chlorinated solvents and nitrates in the groundwater alleged to arise out of activities at our facility and the adjacent facility. The case has been removed to federal court and there has been no decision whether to certify a class. In September 2002, as amended in May 2003, a trust purportedly the assignee of approximately 200 property owners filed suit against us and the same co-defendant in Colorado state court, which was subsequently removed to Federal District Court in Colorado. This lawsuit seeks unspecified damages to provide for remediation of the groundwater contamination as well as unspecified punitive damages. The owner of the adjacent facility, which is upgradient from our facility, is operating a remediation system aimed at chlorinated solvents in the groundwater originating from its facility under a compliance order on consent with the Colorado Department of Public Health and Environment (“CDPHE”). We are operating a remediation system for nitrates in the groundwater originating from our facility, also under a compliance order on consent with CDPHE. We do not believe that nitrates in groundwater materially affect any of the properties related to the plaintiffs in these lawsuits. Neither the United States Environmental Protection Agency nor the CDPHE has ever required us to undertake a cleanup for chlorinated solvents. In November 2003, we settled the purported class action lawsuit for $0.3 million, conditioned on the court’s certification of the purported class. In November 2003, we also settled the lawsuit brought by the trust, and claims of certain other individuals, for $0.3 million, conditioned on at least 90% of the 440 individuals covered by the settlement executing releases. In the first quarter of 2004, more than 90% of the individuals signed releases and this portion of the settlement was finalized. Certification of the class action is still pending.

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

     During the first quarter of 2004, we elected to modify our reportable business segment information and move from reporting three business segments (Automotive, Technologies and Filtration and Minerals) to reporting six business segments (Hillsdale, Wolverine, Power Group, Specialty Materials Group, Pharmaceutical Services, and Filtration and Minerals), which is consistent with how our chief operating decision maker reviews the performance of the businesses. We have restated our prior period segment information to conform to the new presentation.

     The Hillsdale Segment produces noise, vibration and harshness (“NVH”) dampers for engine crankshafts and drivelines, yokes and flanges, transmission and engine pumps, automatic transmission filtration products, chassis corners and knuckle assemblies and other precision machined components.

     The Wolverine Segment produces rubber-coated materials and gaskets for automotive and non-automotive applications.

     Our Power Group Segment develops and commercializes advanced power systems for defense, aerospace and commercial applications.

     Our Specialty Materials Group Segment produces boron isotopes for nuclear radiation containment and supplies ultra-clean scientific containers for pharmaceutical and environmental testing.

     Our Pharmaceutical Services Segment provides contract pharmaceutical services.

     Our Filtration and Minerals Segment mines, processes and markets diatomaceous earth and perlite for use as a filtration aid, absorbent, performance additive and soil amendment.

     Sales between segments were not material.

     The following data represents financial information about our reportable business segments for the three-months ended February 28, 2003 and February 29, 2004 (in thousands of dollars).

	2003	2004
Net Sales
Hillsdale	$79,873	$74,048
Wolverine	20,718	24,107

Automotive Business Unit	100,591	98,155

Power Group	32,283	39,836
Specialty Materials Group	10,357	7,175
Pharmaceutical Services	1,902	2,881

Technologies Business Unit	44,542	49,892

Filtration and Minerals Business Unit	18,906	18,735

	$164,039	$166,782

Operating Income (Loss)
Hillsdale	$2,078	$739
Wolverine	3,389	3,615

Automotive Business Unit	5,467	4,354

Power Group	5,305	5,621
Specialty Materials Group	3,010	2,136
Pharmaceutical Services	(344)	285

Technologies Business Unit	7,971	8,042

Filtration and Minerals Business Unit	(111)	582

Corporate/ Intersegment	(2,286)	(4,626)

	$11,041	$8,352

Depreciation and Amortization of Intangibles
Hillsdale	$7,336	$5,809
Wolverine	1,349	1,110

Automotive Business Unit	8,685	6,919

Power Group	813	873
Specialty Materials Group	347	270
Pharmaceutical Services	224	241

Technologies Business Unit	1,384	1,384

Filtration and Minerals Business Unit	1,258	1,176

Corporate/ Intersegment	(213)	486

	$11,114	$9,965

I.	SUBSEQUENT EVENTS

     Subsequent to February 29, 2004, we entered into an amendment with the lenders of our Credit Agreement. We reduced the interest rate spread on the Term Loan by 50 basis points. The new interest rate, effective April 1, 2004, is at our option, a rate equal to (i) LIBOR plus 300 basis points or (ii) Alternate Base Rate (as defined) plus 200 basis points. In addition, as part of entering into this amendment we were provided certain adjustments to our financial covenant limitations. We paid the lenders of the Credit Agreement an amendment fee of 1/8%, or $342,000.

     In April 2004, we sold our Environmental Sciences & Technology division within our Technologies Business Unit’s Specialty Materials Group Segment for cash of approximately $23.0 million. We will account for this sale as a Discontinued Operation when we file our second quarter of 2004 Form 10-Q. During the year ended November 30, 2003, our Environmental Sciences & Technology division had approximately $12.0 million in revenues, and as of November 30, 2003, had approximately $14.0 million in total assets, which were comprised of primarily inventory, accounts receivable, property, plant and equipment, and goodwill. During the three months ended February 29, 2004, the Environmental Sciences & Technology division had approximately $3.0 million in revenues.

J.	SUBSIDIARY GUARANTORS AND NON-GUARANTORS

     Our Senior Unsecured Notes and Senior Subordinated Notes were issued by our wholly owned subsidiary, EaglePicher Incorporated (“EPI”), and are guaranteed on a full, unconditional, and joint and several basis by us and certain of our wholly-owned United States subsidiaries (“Subsidiary Guarantors”). We have determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors, and such financial statements are not presented. EPI is subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Senior Unsecured Notes. The following supplemental condensed combining financial statements present information regarding EPI, as the Issuer, the Subsidiary Guarantors and Non-Guarantor Subsidiaries. We only accrue interest income and expense on intercompany loans once a year in our fourth fiscal quarter.

     As part of executing the supplemental indenture to the Senior Subordinated Notes, as described above, we removed all reporting obligations to those note holders. Accordingly, effective with the issuance of our August 31, 2003 financial statements, we have only included supplemental guarantor and non-guarantor financial statements for Subsidiary Guarantors of the Senior Unsecured Notes. Therefore, the enclosed supplemental condensed combining financial statements may not be comparable from one period to the next. There are only minor differences between the presentation of these two sets of guarantor and non-guarantor financial statements.

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
AS OF NOVEMBER 30, 2003
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$52,478	$1	$(2,732)	$17,573	$—	$67,320
Receivables and retained interest, net	62,937	—	4,668	21,673	—	89,278
Costs and estimated earnings in excess of billings	—	—	17,386	11,047	—	28,433
Intercompany accounts receivable	1,764	—	7,476	1,852	(11,092)	—
Inventories	5,762	—	37,949	11,595	(2,101)	53,205
Assets of discontinued operations	—	—	4,093	348	—	4,441
Prepaid expenses and other assets	2,218	—	4,301	3,875	—	10,394
Deferred income taxes	8,526	—	—	—	—	8,526

	133,685	1	73,141	67,963	(13,193)	261,597
Property, Plant and Equipment, net	24,823	—	103,234	23,837	—	151,894
Investment in Subsidiaries	288,465	68,121	30,455	—	(387,041)	—
Goodwill	37,339	—	112,286	13,154	(3,139)	159,640
Prepaid Pension	56,891	—	—	—	—	56,891
Other Assets, net	11,366	2,472	23,809	24,190	(28,321)	33,516

	$552,569	$70,594	$342,925	$129,144	$(431,694)	$663,538

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$22,125	$—	$56,412	$10,737	$—	$89,274
Intercompany accounts payable	—	—	1,840	9,252	(11,092)	—
Current portion of long-term debt	13,300	—	—	—	—	13,300
Liabilities of discontinued operations	—	—	—	956	—	956
Other accrued liabilities	29,347	—	22,470	8,345	—	60,162

	64,772	—	80,722	29,290	(11,092)	163,692
Long-term Debt, net of current portion	423,295	—	720	15,318	(30,763)	408,570
Postretirement Benefits Other Than Pensions	17,418	—	—	—	—	17,418
Other Long-term Liabilities	7,651	—	—	1,998	—	9,649
Preferred Stock	—	154,416	—	—	—	154,416

	513,136	154,416	81,442	46,606	(41,855)	753,745
Intercompany Accounts	(216,625)	10,790	181,907	29,234	(5,306)	—
Shareholders’ Equity (Deficit)	256,058	(94,612)	79,576	53,304	(384,533)	(90,207)

	$552,569	$70,594	$342,925	$129,144	$(431,694)	$663,538

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
AS OF FEBRUARY 29, 2004
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$10,451	$1	$2,917	$16,681	$—	$30,050
Receivables and retained interest, net	60,534	—	4,042	24,428	—	89,004
Costs and estimated earnings in excess of billings	—	—	23,807	13,383	—	37,190
Intercompany accounts receivable	1,867	—	6,023	1,602	(9,492)	—
Inventories	6,523	—	40,124	12,919	(2,186)	57,380
Assets of discontinued operations	—	—	4,093	394	—	4,487
Prepaid expenses and other assets	3,507	—	4,346	3,678	—	11,531
Deferred income taxes	8,526	—	—	—	—	8,526

	91,408	1	85,352	73,085	(11,678)	238,168
Property, Plant and Equipment, net	23,857	—	102,568	25,702	—	152,127
Investment in Subsidiaries	295,714	63,235	29,878	—	(388,827)	—
Goodwill	37,339	—	112,286	20,654	(3,139)	167,140
Prepaid Pension	56,931	—	—	—	—	56,931
Other Assets, net	11,243	2,324	23,946	21,552	(28,872)	30,193

	$516,492	$65,560	$354,030	$140,993	$(432,516)	$644,559

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$19,622	$—	$48,709	$10,924	$—	$79,255
Intercompany accounts payable	—	—	1,593	7,899	(9,492)	—
Current portion of long-term debt	3,300	—	—	—	—	3,300
Other accrued liabilities	33,957	—	20,056	8,279	—	62,292

	56,879	—	70,358	27,102	(9,492)	144,847
Long-term Debt, net of current portion	423,123	—	635	15,361	(31,284)	407,835
Postretirement Benefits Other Than Pensions	17,354	—	—	—	—	17,354
Other Long-term Liabilities	7,098	—	—	2,477	(1)	9,574
Preferred Stock	—	158,585	—	—	—	158,585

	504,454	158,585	70,993	44,940	(40,777)	738,195
Intercompany Accounts	(240,870)	10,494	196,739	39,057	(5,420)	—
Shareholders’ Equity (Deficit)	252,908	(103,519)	86,298	56,996	(386,319)	(93,636)

	$516,492	$65,560	$354,030	$140,993	$(432,516)	$644,559

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED FEBRUARY 28, 2003
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
Net Sales:
Customers	$12,714	$—	$125,785	$25,540	$—	$164,039
Intercompany	4,516	—	4,450	314	(9,280)	—

	17,230	—	130,235	25,854	(9,280)	164,039

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	11,085	—	104,637	21,313	(9,279)	127,756
Selling and administrative	6,399	1	6,144	1,584	—	14,128
Intercompany charges	(1,656)	—	1,615	41	—	—
Depreciation and amortization of intangibles	947	—	9,028	1,139	—	11,114

	16,775	1	121,424	24,077	(9,279)	152,998

Operating Income (Loss)	455	(1)	8,811	1,777	(1)	11,041
Other Income (Expense):
Interest expense	(8,373)	—	—	—	—	(8,373)
Other income (expense), net	55	—	420	(151)	—	324
Equity in earnings (losses) of consolidated subsidiaries	(2,179)	1,169	510	—	500	—

Income (Loss) Before Taxes	(10,042)	1,168	9,741	1,626	499	2,992
Income Taxes	—	—	10	886	—	896

Income (Loss) from Continuing Operations	(10,042)	1,168	9,731	740	499	2,096
Discontinued Operations	—	—	(655)	(273)	—	(928)

Net Income (loss)	$(10,042)	$1,168	$9,076	$467	$499	$1,168

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED FEBRUARY 29, 2004
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
Net Sales:
Customers	$13,891	$—	$120,156	$32,735	$—	$166,782
Intercompany	6,464	—	3,552	435	(10,451)	—

	20,355	—	123,708	33,170	(10,451)	166,782

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	13,849	—	100,000	25,598	(10,451)	128,996
Selling and administrative	6,073	—	7,911	2,885	—	16,869
Intercompany charges	(1,660)	—	1,526	134	—	—
Depreciation and amortization of intangibles	1,422	—	7,440	1,103	—	9,965
Loss from divestitures	2,600	—	—	—	—	2,600

	22,284	—	116,877	29,720	(10,451)	158,430

Operating Income (Loss)	(1,929)	—	6,831	3,450	—	8,352
Other Income (Expense):
Interest (expense) income	(9,255)	—	—	—	—	(9,255)
Preferred stock dividends accrued	—	(4,169)	—	—	—	(4,169)
Other income (expense), net	(921)	148	530	(50)	—	(293)
Equity in earnings (losses) of consolidated subsidiaries	7,249	(4,886)	(577)	—	(1,786)	—

Income (Loss) from Continuing Operations Before Taxes	(4,856)	(8,907)	6,784	3,400	(1,786)	(5,365)
Income Taxes	30	—	—	343	—	373

Income (Loss) from Continuing Operations	(4,886)	(8,907)	6,784	3,057	(1,786)	(5,738)
Discontinued Operations	—	—	(62)	—	—	(62)

Net Income (Loss)	$(4,886)	$(8,907)	$6,722	$3,057	$(1,786)	$(5,800)

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED FEBRUARY 28, 2003
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,042)	$1,168	$9,076	$467	$499	$1,168
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	2,179	(1,169)	(510)	—	(500)	—
Depreciation and amortization	1,730	—	9,028	1,139	—	11,897
Changes in assets and liabilities, net of effect of non-cash items	(30,577)	24	(644)	(1,332)	10,936	(21,593)

	(36,710)	23	16,950	274	10,935	(8,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(422)	—	(2,329)	(969)	—	(3,720)
Proceeds from sale of property and equipment, and other, net	—	—	329	—	—	329

	(422)	—	(2,000)	(969)	—	(3,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(4,232)	—	—	—	—	(4,232)
Net borrowings (repayments) under revolving credit agreements	14,500	—	—	—	—	14,500

	10,268	—	—	—	—	10,268

Cash provided by discontinued operations	—	—	375	385	—	760

Effect of exchange rates on cash	—	—	—	1,659	—	1,659

Net increase (decrease) in cash and cash equivalents	(26,864)	23	15,325	1,349	10,935	768
Intercompany accounts	18,884	(23)	(8,252)	1,146	(11,755)	—
Cash and cash equivalents, beginning of period	27,694	1	(4,895)	7,902	820	31,522

Cash and cash equivalents, end of period	$19,714	$1	$2,178	$10,397	$—	$32,290

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,886)	$(8,907)	$6,722	$3,057	$(1,786)	$(5,800)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	(7,249)	4,886	577	—	1,786	—
Depreciation and amortization	1,767	148	7,440	1,103	—	10,458
Preferred stock dividends accrued	—	4,169	—	—	—	4,169
Loss on disposal of discontinued operations	—	—	62	—	—	62
Loss on divestitures	2,600	—	—	—	—	2,600
Changes in assets and liabilities, net of effect of non-cash items	1,700	—	(20,616)	(6,721)	84	(25,553)

	(6,068)	296	(5,815)	(2,561)	84	(14,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment and other	—	—	105	—	—	105
Capital expenditures	(473)	—	(6,239)	(2,681)	—	(9,393)
Acquisition of majority interest in EaglePicher Horizon Battery LLC	—	—	—	(3,500)	—	(3,500)

	(473)	—	(6,134)	(6,181)	—	(12,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(10,769)	—	—	—	—	(10,769)

	(10,769)	—	—	—	—	(10,769)

Cash provided by discontinued operations	—	—	—	(284)	—	(284)

Effect of exchange rates on cash	—	—	—	635	—	635

Net increase (decrease) in cash and cash equivalents	(17,310)	296	(11,949)	(8,391)	84	(37,270)
Intercompany accounts	(24,717)	(296)	17,598	7,499	(84)	—
Cash and cash equivalents, beginning of period	52,478	1	(2,732)	17,573	—	67,320

Cash and cash equivalents, end of period	$10,451	$1	$2,917	$16,681	$—	$30,050

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     All references herein to years are to the three-months ended February 28, 2003 or February 29, 2004 unless otherwise indicated.

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

CRITICAL ACCOUNTING POLICIES

     We have included a summary of our Critical Accounting Policies in our annual report on Form 10-K for the year ended November 30, 2003, filed on February 17, 2004. There have been no material changes to the summary provided in that report.

RESULTS OF OPERATIONS

     The following summary financial information about our business segment data is presented to gain a better understanding of the narrative discussion below about our business segments (in thousands of dollars).

	2003	2004	Variance	%
Net Sales
Hillsdale	$79,873	$74,048	$(5,825)	(7.3)
Wolverine	20,718	24,107	3,389	16.4

Automotive Business Unit	100,591	98,155	(2,436)	(2.4)

Power Group	32,283	39,836	7,553	23.4
Specialty Materials Group	10,357	7,175	(3,182)	(30.7)
Pharmaceutical Services	1,902	2,881	979	51.5

Technologies Business Unit	44,542	49,892	5,350	12.0

Filtration and Minerals Business Unit	18,906	18,735	(171)	(0.9)

	$164,039	$166,782	$2,743	1.7

Operating Income (Loss)
Hillsdale	$2,078	$739	$(1,339)	(64.4)
Wolverine	3,389	3,615	226	6.7

Automotive Business Unit	5,467	4,354	(1,113)	(20.4)

Power Group	5,305	5,621	316	6.0
Specialty Materials Group	3,010	2,136	(874)	(29.0)
Pharmaceutical Services	(344)	285	629	N/A

Technologies Business Unit	7,971	8,042	71	0.9

Filtration and Minerals Business Unit	(111)	582	693	N/A

Corporate/Intersegment	(2,286)	(4,626)	(2,340)	(102.4)

	$11,041	$8,352	$(2,689)	(24.4)

                    Hillsdale Segment (Automotive Business Unit)

     Sales in our Hillsdale Segment decreased $5.8 million, or 7.3%, to $74.0 million in 2004 from $79.9 million in 2003. This decrease was primarily related to $4.6 million of volume decreases and $1.2 million of price decreases. The volume decreases are primarily $2.4 million related to Honda build schedules and the continued phase-out of three specific programs. The customers’ decision to not select Hillsdale on the successor platforms for these three programs was made well before the current management team joined in 2002. The sales decrease attributable to the three program phase-outs totaled $2.6 million, including $1.1 million for a Ford Motor Company transmission pump, $0.9 million for a General Motors connecting rod program, and $0.6 million for an Acura knuckle program. Partially offsetting these program losses was $1.6 million primarily related to a new technology micro-filtration transmission program and a Mitsubishi knuckle program. The remaining $1.2 million of volume decreases are primarily the result of the timing of volume production from the transition of old programs that have phased-out to new programs beginning to ramp-up.

     The North American automotive market remains a highly competitive market that is subject to potentially significant volume changes. We expect these competitive pressures to continue and possibly intensify. There are indications that our customers are consolidating their supplier base, increasing international sourcing and intensifying pressure for price reductions. We have been and will continue to respond to these pressures by (a) continually improving productivity through Lean manufacturing, six sigma, and increased sourcing from lower cost international suppliers, (b) improving our technology positions, including designing products to be manufactured at a lower cost, and (c) achieving cost reductions from our existing supplier base. The Hillsdale Segment’s operations are also being impacted by a recent significant increase in steel prices and surcharges being imposed by metal suppliers. These increases and surcharges may not in all cases be passed on to customers. The net impact in the first quarter of 2004 was not significant.

     Operating income decreased $1.4 million, or 64.4%, to $0.7 million in 2004 from $2.1 million in 2003. This decrease was primarily due to the following favorable/ (unfavorable) items:

a.	$2.8 million reduction in costs due to productivity and cost improvements;

b.	($1.2) million in price decreases;

c.	($1.1) million of decreased margin as a result of the volumes discussed above;

d.	($0.4) million of cost investments to focus on our global sourcing initiatives; and

e.	($1.5) million in other cost increases and production issues. These cost increases were primarily related to higher costs for purchased castings, healthcare costs, and wages at our unionized facilities. Additionally, we continued to experience increased start-up costs related to a new Visteon program.

                    Wolverine Segment (Automotive Business Unit)

     Sales in our Wolverine Segment increased $3.4 million, or 16.4%, to $24.1 million in 2004 from $20.7 million in 2003 due primarily to a 9.2% volume increase. The volume increase is primarily related to brake programs in Europe and engine gasket programs in the United States. The remaining increase in sales is primarily related to the favorable foreign currency exchange rates as a result of the strengthening of the Euro. Approximately 40% of the Wolverine division’s sales are from Europe.

     Operating income increased $0.2 million, or 6.7%, to $3.6 million in 2004 from $3.4 million in 2003. This increase in performance was primarily due to the following favorable/(unfavorable) items:

a.	$1.7 million from increased sales volumes and favorable foreign currency exchange rates;

b.	($0.5) million of shutdown costs related to the closing of our high cost Inkster, Michigan manufacturing line;

c.	($1.0) million in other cost increases primarily related to healthcare costs, wages at our unionized facilities, and additional costs due to weather conditions which shut down the primary manufacturing facility for six days.

                    Power Group Segment (Technologies Business Unit)

     Sales in our Power Group Segment increased $7.6 million, or 23.4%, to $39.9 million in 2004 from $32.3 million in 2003. The increase in sales is primarily related to higher volumes and improved pricing for our defense and space batteries. In addition, during 2004, we shipped our first EaglePicher Horizon Batteries and recognized approximately $1.0 million of revenue. These batteries utilize a next generation lead-acid woven technology that has been well received in the marketplace. The increased defense and space volumes were attributable to strong battery sales to U.S. Army CECOM (Communications Electronic Command) mobile communications program, increased space battery sales, and a $2.5 million, or 150%, increase in customer funded product development contracts. The increase in customer funded product development contracts is particularly important as they represent a foundation for future production awards.

     As of February 29, 2004, the Power Group Segment’s backlog has increased $10.3 million, or 7.5% to $146.5 million from $136.2 million at November 30, 2003 primarily as a result of the award of a $19.0 million space station contract, which was partially offset by reductions in backlog in defense batteries due to sales volumes.

     Operating income increased $0.3 million, or 6.0%, to $5.6 million in 2004 from $5.3 million in 2003. This increase in performance was primarily due to the following favorable/ (unfavorable) items:

a.	$1.4 million increase in margin from the increased volumes and pricing discussed above;

b.	$1.5 million related to productivity initiatives, primarily related to improved supply chain management and automation of production processes;

c.	($0.4) million of negative mix primarily related to our distributed battery business in our commercial power business. The distributed battery business had negative mix due to decreased volumes of higher margin batteries sold into the telecommunications market;

d.	($1.0) million primarily related to management infrastructure expenses to support growth of our commercial power business; and

e.	($1.2) million in other cost increases primarily related to energy, healthcare costs, wage increases at our unionized facilities, and increased legal costs.

                    Specialty Materials Group Segment (Technologies Business Unit)

     Sales in our Specialty Materials Group Segment decreased $3.2 million, or 30.7%, to $7.2 million in 2004 from $10.4 million in 2003. This sales decrease was primarily due to reduced volumes in our enriched Boron business due to the timing of shipments, and the exiting in 2003 of certain product lines. Operating income decreased $0.9 million, or 29.0%, to $2.1 million in 2004 from $3.0 million in 2003 primarily due to lower volumes.

     In April 2004, we sold our Environmental Sciences & Technology division within our Technologies Business Unit’s Specialty Materials Group Segment for cash of approximately $23.0 million. We will account for this sale as a Discontinued Operation when we file our second quarter of 2004 Form 10-Q. During the year ended November 30, 2003, our Environmental Sciences & Technology division had approximately $12.0 million in revenues, and as of November 30, 2003, had approximately $14.0 million in total assets, which were comprised of primarily inventory, accounts receivable, property, plant and equipment, and goodwill. During the three months ended February 29, 2004, the Environmental Sciences & Technology division had approximately $3.0 million in revenues.

                    Pharmaceutical Services Segment (Technologies Business Unit)

     Sales in our Pharmaceuticals Services Segment increased $1.0 million, or 51.5%, to $2.9 million in 2004 from $1.9 million in 2003. As previously disclosed in our Form 10-K for the year ended November 30, 2003, our Pharmaceutical Services business had a fire at one of its facilities in 2001. That fire had significantly disrupted operations of the business in 2002 and 2003; however, we have seen an increase in orders for this business, and accordingly, during the first quarter of 2004, we realized 51.5% growth entirely from volumes. Operating results improved $0.6 million to income of $0.3 million in 2004 from a loss of $0.3 million in 2003 due to increased volumes and favorable sales mix.

                    Filtration and Minerals Segment (and Business Unit)

     Sales in our Filtration and Minerals Segment decreased $0.2 million, or 0.9%, to $18.7 million in 2004 from $18.9 million in 2003. The decrease was primarily related to volume and price decreases, which were partially offset by favorable foreign currency exchange rates as a result of the strengthening of the Euro.

     Operating results improved $0.7 million to income of $0.6 million in 2004 from a loss of $0.1 million in 2003. The improved earnings were primarily due to favorable foreign currency exchange rates as a result of the strengthening of the Euro, partially offset by lower volumes and higher natural gas costs due to higher prices and increased gas usage resulting from unfavorable weather conditions.

                    Company Discussion

     Net Sales. Net sales increased $2.8 million, or 1.7%, to $166.8 million in 2004 from $164.0 million in 2003. The increase was primarily driven by a $7.6 million, or 23.4%, increase in our Technologies Business Unit’s Power Group Segment related to higher volumes and improved pricing in our defense and space businesses, as well as the initial shipments of our EaglePicher Horizon Batteries that resulted in revenue of $1.0 million. In addition, the increase was driven by a $3.4 million, or 16.4%, increase in our Automotive Business Unit’s Wolverine Segment primarily due to a 9.2% volume increase. These increases were partially offset by a $5.8 million decrease in our Automotive Business Unit’s Hillsdale Segment as well as decreases in our Technologies Business Unit’s Specialty Materials Group Segment. See above for a more detailed discussion of the individual segments’ results.

     Cost of Products Sold (exclusive of depreciation). Cost of products sold (exclusive of depreciation) increased $1.2 million, or 1.0%, to $129.0 million in 2004 from $127.8 million in 2003. Our gross margin increased by $1.5 million from $36.3 million in 2003 to $37.8 million in 2004 as a result of higher volumes, improved sales mix, productivity improvements, and favorable foreign currency exchange rates. Our gross margin increased 0.6 points to 22.7% in 2004 from 22.1% in 2003, despite higher energy, healthcare, restructuring and shutdown costs, as well as China sourcing and higher wage costs. The margin rate improvement was primarily a result of productivity improvements in our Automotive Business Unit’s Hillsdale Segment and our Technologies Business Unit’s Power Group Segment.

     Selling and Administrative. Selling and administrative expenses increased $2.7 million, or 19.4%, to $16.8 million in 2004 from $14.1 million in 2003. This increase is primarily due to expenses, such as selling and management infrastructure costs, to support growth initiatives in our Power Group Segment.

     Depreciation and Amortization of Intangibles. Depreciation and amortization of intangibles decreased $1.1 million, or 10.3%, to $10.0 million in 2004 from $11.1 million in 2003. This decrease was primarily related to certain assets whose depreciation was completed in 2003.

     Loss from Divestitures. All amounts recorded in loss from divestitures expense relate to operations that were sold or that were divested prior to November 30, 2003. During 2004, we recorded a $2.6 million charge related to the litigation settlement of a warranty claim related to a division sold effective December 1999. We paid this settlement in the second quarter of 2004.

     Interest Expense. Interest expense was $8.4 million in 2003 (excluding $1.0 million which was allocated to discontinued operations) and $9.3 million in 2004. Including the interest allocated to discontinued operations, this represents a decrease of 1.1%, or $0.1 million, in 2004 compared to 2003. The decrease is the result of lower average debt levels.

     Preferred Stock Dividends Accrued. Effective September 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain instruments be classified as liabilities in our balance sheet. The effect of the adoption was that, as of September 1, 2003, we reclassified the current redemption value plus unpaid dividends on our redeemable preferred stock to long-term liabilities and the accrual of dividends payable subsequent to September 1, 2003 has been recorded as a component of non-operating expenses in our consolidated statements of income (loss). In accordance with this statement, the prior period financial statements have not been reclassified.

     Income (Loss) from Continuing Operations Before Taxes. Income (Loss) from Continuing Operations Before Taxes declined $8.4 million from income of $3.0 million in 2003 to a loss of $5.4 million in 2004. This decline is primarily related to the following favorable/ (unfavorable) items:

a.	$1.5 million of additional gross margin due to higher volumes, improved sales mix, productivity improvements, and favorable foreign currency exchange rates;

b.	($2.7) million of additional selling and administrative expenses primarily to support growth initiatives in our Power Segment;

c.	($2.6) million of Loss from Divestitures in 2004; and

d.	($4.2) million of Preferred Stock Dividends accruals in 2004 (these were not recorded in 2003 as a component of the income statement under US GAAP).

     Income Tax Provision. Income tax provision was $0.4 million in 2004 compared to $0.9 million in 2003. These provisions relate to the allocation of income and loss between the United States and foreign jurisdictions and represent the estimated tax that will be due in certain jurisdictions where no tax benefit can be assured from utilizing previous losses. There is no U.S. Federal or state net tax benefit or provision recorded during 2003 and 2004.

     Discontinued Operations. During the second quarter of 2003, we accounted for our Automotive Business Unit’s Hillsdale U.K. operation as a discontinued operation. During the third quarter of 2003, we accounted for the sale of certain assets of our Germanium-based business in our Technologies Business Unit as a discontinued operation. Accordingly, we have restated our prior period financial statements to conform to the discontinued operations presentation.

     Net Income (Loss). Our net income (loss) declined $7.0 million to a net loss of $5.8 million in 2004 compared to net income of $1.2 million in 2003. The decline is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash flows from operations and availability under our credit facilities are considered adequate to fund our short-term and long-term capital needs. As of February 29, 2004, we had $126.2 million unused under our various credit facilities. However, due to various financial covenant limitations under our Credit Agreement measured at the end of each quarter, on February 29, 2004, we could only incur an additional $37.6 million of indebtedness.

     At February 29, 2004, we were in compliance with all of our debt covenants. We expect to remain in compliance with our debt covenants throughout fiscal year 2004.

     Cash Flows

     Operating Activities. Operating activities used $14.1 million in cash during 2004 compared to $8.5 million in 2003. In 2003, cash flows from operating activities were impacted by our net income of $1.2 million and a non-cash charge of $11.9 million from depreciation and amortization, resulting in cash sources of $13.1 million compared to a 2004 amount of $11.5 million. The 2004 amount of $11.5 million is comprised of our net loss of $5.8 million, and non-cash charges of $10.5 million from depreciation and amortization, $4.2 million for preferred stock dividends accrued, $0.1 million from loss from discontinued operations, and $2.6 million from loss from divestitures.

     The operating cash flow for 2003 was also decreased by $21.6 million due to changes in certain assets and liabilities, resulting in net cash used in operating activities of $8.5 million. This $21.6 million decease was primarily due to a $9.9 million decrease in accounts payable. The remaining decreases were the result of increases in production on long-term defense contracts where costs are incurred before shipments or milestone billings are made and collected; this was primarily driven by increases in our Power Group Segment revenues, and decreases in our accrued liabilities.

     The operating cash flow for 2004 was also decreased by $25.6 million due to changes in certain assets and liabilities, resulting in net cash used in operating activities of $14.1 million. This was primarily due to:

a.	$10.2 million source of cash as a result of the issuance of beneficial interests by our accounts receivable asset-backed securitization, EaglePicher Funding Corporation;

b.	$23.4 million use of cash as a result of negative movement in the primary working capital areas of accounts receivable, inventories, and accounts payable;

c.	$9.9 million increase in production on long-term defense contracts where costs are incurred before shipments or milestone billings are made and collected; this was primarily driven by a 23.4% increase in our Power Group Segment’s revenues; and

d.	$2.5 million use of cash primarily from the payment of legacy legal and environmental matters.

     Investing Activities. Investing activities used $12.8 million of cash during 2004 compared to using $3.4 million in 2003. The 2004 amount primarily includes $9.4 million for capital expenditures and $3.5 million for the purchase of a controlling interest in EaglePicher Horizon Batteries LLC, a previously unconsolidated venture. The 2003 amount primarily includes $3.7 million for capital expenditures. We expect our capital expenditures to be between $35.0 million to $40.0 million in 2004.

     Financing Activities. Financing activities used $10.8 million of cash during 2004 compared to providing $10.3 million during 2003. During 2004, the use of cash was primarily to pay off one of our Industrial Revenue Bonds. During 2003, the source of cash was primarily due to a $4.2 million reduction in long-term debt, which was more than offset by a $14.5 million increase on our revolving credit agreement.

     Capitalization

     Our capitalization, which excludes the obligations of our accounts receivable asset-backed securitization of zero at November 30, 2003 and $10.2 million at February 29, 2004, consisted of the following at November 30, 2003 and February 29, 2004 (in thousands of dollars):

	2003	2004
Credit Agreement:
Revolving credit facility	$—	$—
Term loan	149,625	148,875
Senior Unsecured Notes, 9.75% interest, due 2013, net of $1.9 million discount	248,040	248,074
Senior Subordinated Notes, 9.375% interest, due 2008	9,500	9,500
Industrial Revenue Bonds, 1.8% to 2.2% interest, due in 2004 and 2005	13,600	3,600
Other	1,105	1,086

	421,870	411,135
Preferred Stock	154,416	158,585
Shareholders’ Deficit	(90,207)	(93,636)

	$486,079	$476,084

     Credit Agreement. We have a syndicated senior secured loan facility (“Credit Agreement”) providing an original term loan (“Term Loan”) of $150.0 million and a $125.0 million revolving credit facility (“Facility”). The Facility and the Term Loan bear interest, at our option, at a rate equal to (i) LIBOR plus 350 basis points or (ii) an Alternate Base Rate (which is equal to the highest of (a) the agent’s prime rate, (b) the Federal funds effective rate plus 50 basis points, or (c) the base CD rate plus 100 basis points) plus 250 basis points. Interest is generally payable quarterly on the Facility and Term Loan. We are permitted to enter into interest rate swap agreements to manage our variable interest rate exposure. However, as of February 29, 2004, we had no interest rate swaps outstanding. The Credit Agreement also contains certain fees. There are fees for letters of credit equal to 3.5% per annum for all issued letters of credit, and there is a commitment fee on the Facility equal to 0.5% per annum of the unused portion of the Facility.

     Subsequent to February 29, 2004, we entered into an amendment with the lenders of our Credit Agreement. We reduced the interest rate spread on the Term Loan by 50 basis points. The new interest rate, effective April 1, 2004, is at our option, equal to (i) LIBOR plus 300 basis points or (ii) Alternate Base Rate (as defined) plus 200 basis points. In addition, as part of entering into this amendment we were provided certain adjustments to our financial covenant limitations. We paid the lenders of the Credit Agreement an amendment fee of 1/8%, or $342,000.

     If we meet certain financial benchmarks, the interest rate spreads on the Facility, the commitment fees and the fees for letters of credit may be reduced.

     The Term Loan will mature upon the earlier of (i) August 7, 2009, (ii) 180 days prior to the maturity of our Senior Subordinated Notes if more than $5.0 million of aggregate principal amount of Senior Subordinated Notes are outstanding, or (iii) 180 days prior to the mandatory redemption of our 11.75% Cumulative Redeemable Exchangeable Preferred Stock (“Preferred Stock”) if more than $5.0 million of its aggregate liquidation preference remains outstanding. The Facility will mature upon the earlier of (i) August 7, 2008, (ii) 180 days prior to the maturity of our Senior Subordinated Notes if more than $5.0 million of aggregate principal amount of Senior Subordinated Notes are outstanding, or (iii) 180 days prior to the mandatory redemption of our Preferred Stock if more than $5.0 million of its aggregate liquidation preference remains outstanding. Our Senior Subordinated Notes mature and our Preferred Stock is scheduled for mandatory redemption on March 1, 2008.

     At February 29, 2004, we had $27.1 million in outstanding letters of credit under the Facility, which together with borrowings of zero, made our available borrowing capacity of $97.9 million. However, due to various financial covenant limitations under our Credit Agreement measured at the end of each quarter, on February 29, 2004, we could only incur an additional $37.6 million of indebtedness.

     The Credit Agreement is secured by our capital stock, the capital stock of substantially all of our domestic United States subsidiaries, a certain portion of the capital stock of our foreign subsidiaries, and substantially all other assets of our United States subsidiaries. Additionally, the Credit Agreement is guaranteed by us and certain of our United States subsidiaries.

     The Credit Agreement contains covenants that restrict our ability to declare dividends or redeem capital stock, incur additional debt or liens, alter existing debt agreements, make loans or investments, form or invest in joint ventures, undergo a change in control or engage in mergers, acquisitions or asset sales. These covenants also limit the annual amount of capital expenditures and require us to meet certain minimum financial ratios. For purposes of determining outstanding debt under our Credit Agreement, we are required to include the outstanding obligations of EPFC, our off-balance sheet special purpose entity. We were in compliance with all covenants at February 29, 2004.

     In addition to regularly scheduled payments on the Credit Agreement, we are required to make mandatory prepayments equal to 50.0% of annual excess cash flow, as defined in the Credit Agreement, beginning with our fiscal year ending November 30, 2004. The net proceeds from the sale of assets (subject to certain conditions), the net proceeds of certain new debt issuance, and 50.0% of the net proceeds of any equity securities issuance are also subject to mandatory prepayments on the Credit Agreement.

     Senior Unsecured Notes. In August 2003, we issued $250.0 million 9.75% Senior Unsecured Notes, due 2013, at a price of 99.2% of par to yield 9.875%. Accordingly, the net proceeds before issuance costs were $248.0 million. The discount is being amortized over the life of the Senior Unsecured Notes. The Senior Unsecured Notes require semi-annual interest payments on September 1 and March 1, beginning on March 1, 2004. The Senior Unsecured Notes are redeemable at our option, in whole or in part, any time after September 1, 2008 at set redemption prices. We are required to offer to purchase the Senior Unsecured Notes at a set redemption price should there be a change in control. The Senior Unsecured Notes contain covenants which restrict or limit our ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. We are in compliance with these covenants at February 29, 2004. The Senior Unsecured Notes are guaranteed by us and certain of our subsidiaries

     Senior Subordinated Notes. Our Senior Subordinated Notes require semi-annual interest payments on September 1 and March 1. In connection with the issuance of the Senior Unsecured Notes in August 2003, as described above, we repurchased approximately 95% of the outstanding senior subordinated notes at par and executed a supplemental indenture on our Senior Subordinated Notes which eliminated substantially all of the restrictive covenants in the Senior Subordinated Notes that remain outstanding. We continue to be required to make interest payments on the Senior Subordinated Notes and will be required to pay the remaining aggregate principal amount outstanding at maturity in 2008.

     Industrial Revenue Bond. Our industrial revenue bond requires monthly interest payments at variable interest rates based on the market for similar issues and is secured by letters of credit issued under the Facility described above.

     Preferred Stock. Our preferred stock increased $4.2 million during the first quarter of 2004 as a result of the accrual of preferred dividends. Commencing March 1, 2003, dividends on our Preferred Stock became cash payable at 11.75% per annum of the liquidation preference if and when declared by the Board of Directors; the first semiannual dividend payment of $8.3 million was due September 1, 2003. The Credit Agreement and the Senior Unsecured Notes contain financial covenants that currently prohibit us from paying dividends on the Preferred Stock. Our Board of Directors did not declare a cash dividend as of September 1, 2003. If we do not pay cash dividends on the Preferred Stock, the holders of the Preferred Stock may become entitled to elect a majority of our Board of Directors. Dakruiter S.A. and Harbourgate B.V., both companies controlled by Granaria Holdings B.V., our controlling common shareholder, hold approximately 78% of our Preferred Stock, and therefore Granaria Holdings B.V. would continue to be able to elect our entire Board of Directors. The election of a majority of the directors is the only remedy of holders of the Preferred Stock for a failure to pay cash dividends. Unpaid dividends are cumulative but do not bear interest.

     Shareholders’ Deficit. Our shareholders’ deficit increased $3.4 million during the first quarter of 2004 due to our comprehensive loss.

     Accounts Receivable Asset-Backed Securitization (Qualifying Special Purpose Entity)

     We have an agreement with a major United States financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, EaglePicher Funding Corporation (“EPFC”). The size of this facility is $55.0 million, subject to certain financial covenant limitations. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. In the third quarter of 2003, we amended this agreement to extend the receivables program until the earlier of (a) 90 days prior to the maturity of our Credit Agreement (as defined in the Capitalization Section above) or (b) January 2008.

     We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our Credit Agreement, we include the outstanding obligations of EPFC.

     As of November 30, 2003, our retained interest in EPFC was $63.3 million and the revolving pool of receivables that we serviced totaled $64.9 million. At November 30, 2003, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was zero. The effective interest rate as of November 30, 2003 in the securitization was approximately 2.95%.

     As of February 29, 2004, our retained interest in EPFC was $60.9 million and the revolving pool of receivables that we serviced totaled $72.6 million. At February 29, 2004, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $10.2 million. The effective interest rate as of February 29, 2004 in the securitization was approximately 4.36%.

     Credit Agreement and Accounts Receivable Asset-Backed Securitization Financial Covenants

     There are three financial covenants contained in our Credit Agreement and the Accounts Receivable Asset-Backed Securitization, as amended. They are a leverage ratio (the ratio of total debt, including the obligations of our accounts receivable asset-backed securitization, to Credit Agreement EBITDA), an interest coverage ratio (the ratio of Credit Agreement EBITDA to interest expense) and a fixed charge coverage ratio (the ratio of Credit Agreement EBITDA minus capital expenditures to the sum of interest expense plus scheduled principal payments plus cash dividends paid plus income taxes paid), all as defined in the Credit Agreement and the Accounts Receivable Asset-Backed Securitization, as amended. As of February 29, 2004, we were in compliance with the covenant calculations described above.

     Based on our projections for 2004, we expect to remain in compliance with all covenants. However, any adverse changes in actual results from projections, along with the contractual tightening of the covenants under the Credit Agreement, may place us at risk of not being able to comply with all of the covenants of the Credit Agreement. In the event we cannot comply with the terms of the Credit Agreement as currently written, it would be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations will be successful. Any agreements to amend the covenants and/or obtain waivers may likely require us to pay a fee and increase the interest rate payable under the Credit Agreement. The amount of such fee and increase in interest rate would be determined in the negotiations of the amendment.

     Contractual Obligations and Other Commercial Commitments

     We have included a summary of our Contractual Obligations and Other Commercial Commitments in our annual report on Form 10-K for the year ended November 30, 2003, filed on February 17, 2004. There have been no material changes to the summary provided in that report.

     Recently Released or Adopted Accounting Standards

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003. This revised interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003 for special-purpose entities and for all other types of entities for periods ending after March 31, 2004. We do not believe that FIN No. 46® will have a material impact on our financial condition or results of operations.

     In March 2004, the EITF reached a consensus on EITF No. 03-16, “Accounting for Investments in Limited Liability Companies.” This consensus would require that we account for our investment in a start-up manufacturing company, as described in Note S of our Form 10-K for the year ended November 30, 2003, filed on February 17, 2004, as an equity method investment. As of February 29, 2004, we have $1.2 million recorded in our balance sheet related to this investment. The consensus, if ratified by the FASB, would be effective for us on September 1, 2004 and would require that we record a cumulative effect of a change in accounting principle in our fourth quarter of 2004.

     The EITF is currently considering Issue No. 03-R, “The Accounting for Certain Costs in the Mining Industry, Including Deferred Stripping Costs.” The issue is attempting to address numerous implementation and consistency issues for the mining industry, including the appropriate accounting for deferred stripping costs. Any conclusions by the EITF on this issue could result in a change to our accounting policy on Deferred Stripping and as a result could have a material impact on our financial condition or results of operations.

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. We will be required to adopt the disclosure requirements of SFAS No. 132® when we issue our November 30, 2004 financial statements, and we will be required to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003 (our second quarter of fiscal 2004 ending May 31, 2004).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have included a summary of our Quantitative and Qualitative Disclosure About Market Risk in our annual report on Form 10-K for the year ended November 30, 2003, filed on February 17, 2004. There have been no material changes to the summary provided in that report.

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

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

Exhibit
Number		Title of Exhibit	Note
10.1	–	Amendment to Credit Agreement dated as of March 31, 2004 among EaglePicher Holdings, Inc., EaglePicher Incorporated Harris Trust and Savings Bank, as administrative agent, and various lenders party thereto	*

10.2	–	Second Amendment to Credit Agreement dated as of March 31, 2004 among EaglePicher Holdings, Inc., EaglePicher Incorporated Harris Trust and Savings Bank, as administrative agent, and various lenders party thereto	*

31.1	–	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	–	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

          *Filed herewith

(b) Reports on Form 8-K

•	Form 8-K, filed December 8, 2003, concerning our press release dated December 8, 2003

•	Form 8-K, filed December 18, 2003, concerning our press release dated December 17, 2003

•	Form 8-K, filed February 17, 2004, concerning our press release dated February 16, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER HOLDINGS, INC.
/s/ Thomas R. Pilholski

Thomas R. Pilholski
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: April 5, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER INCORPORATED
/s/ Thomas R. Pilholski
Thomas R. Pilholski
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: April 5, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARPENTER ENTERPRISES, INC.
/s/ Thomas R. Pilholski
Thomas R. Pilholski
Vice President (Principal Financial Officer)

DATE: April 5, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAISY PARTS, INC.
/s/ Thomas R. Pilholski
Thomas R. Pilholski
Vice President (Principal Financial Officer)

DATE: April 5, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE-PICHER FAR EAST, INC.
/s/ Thomas R. Pilholski
Thomas R. Pilholski
Vice President (Principal Financial Officer)

DATE: April 5, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER FILTRATION & MINERALS, INC.

/s/ Thomas R. Pilholski
Thomas R. Pilholski
Vice President (Principal Financial Officer)

DATE: April 5, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER TECHNOLOGIES, LLC
/s/ Bradley J. Waters
Bradley J. Waters
Vice President and Chief Financial Officer (Principal Financial Officer)

DATE April 5, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER AUTOMOTIVE, INC.
/s/ Thomas R. Pilholski
Thomas R. Pilholski
Vice President (Principal Financial Officer)

DATE: April 5, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER PHARMACEUTICAL SERVICES, LLC
/s/ Thomas R. Pilholski
Thomas R. Pilholski
Vice President (Principal Financial Officer)

DATE: April 5, 2004

EXHIBIT INDEX

Exhibit
Number		Title of Exhibit	Note
10.1	–
Amendment to Credit Agreement dated as of March 31, 2004 among EaglePicher Holdings, Inc., EaglePicher Incorporated Harris Trust and Savings Bank, as administrative agent, and various lenders party thereto
*

10.2	–
Second Amendment to Credit Agreement dated as of March 31, 2004 among EaglePicher Holdings, Inc., EaglePicher Incorporated Harris Trust and Savings Bank, as administrative agent, and various lenders party thereto
*

31.1	–	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	–	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

     *Filed herewith