Form 10-K
period 2004-11-30
EAGLE PICHER HOLDINGS INC; EAGLE PICHER INC; EAGLE PICHER FILTRATION & MINERALS INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER TECHNOLOGIES LLC; DAISY PARTS INC
filed 2005-03-14
CIK 1059364, 30927, 1059572, 1059570, 1059576, 1059567

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2004

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
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was zero.
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☐          No ☑
      1,000,000 shares of common capital stock, $0.01 par value each, were outstanding at March 14, 2005.

TABLE OF ADDITIONAL REGISTRANTS

State or Other
	Jurisdiction of	I.R.S. Employer
	Incorporation or	Identification
Name of Registrant	Organization	Number

EaglePicher Incorporated	Ohio	31-0268670
Carpenter Enterprises, Inc.	Michigan	38-2752092
Daisy Parts, Inc.	Michigan	38-1406772
Eagle-Picher Far East, Inc.	Delaware	31-1235685
EaglePicher Filtration & Minerals, Inc.	Nevada	31-1188662
EaglePicher Technologies, LLC	Delaware	31-1587660
EaglePicher Automotive, Inc.	Michigan	38-0946293
EaglePicher Pharmaceutical Services, LLC	Delaware	74-3071334

Item		Page

PART I
1.	Business	3
2.	Properties	13
3.	Legal Proceedings	17
4.	Submission of Matters to a Vote of Security Holders	17

PART II
5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	17
6.	Selected Financial Data	18
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
7a.	Quantitative and Qualitative Disclosures About Market Risk	52
8.	Financial Statements and Supplementary Data	54
9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	102
9a.	Controls and Procedures	102
9b.	Other Information	103

PART III
10.	Directors and Executive Officers of the Registrant	103
11.	Executive Compensation	103
12.	Security Ownership of Certain Beneficial Owners and Management	103
13.	Certain Relationships and Related Transactions	103
14.	Principle Accountant Fees and Services	103

PART IV
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	103
	Signatures	110
	Exhibit Index	119
EX-10.34
EX-10.39
EX-12.1
EX-21.1
EX-24.1
EX-24.2
EX-24.3
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
      This Form 10-K contains statements that, to the extent that they are not recitations of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, section 21E of the Securities Exchange Act of 1934. Such forward-looking information involves risks and uncertainties that could cause actual results to differ materially from those expressed in any such forward-looking statements. Please refer to our discussion of risk factors contained in Part II, Item 7 of this report. We undertake no duty to update the forward-looking statements in this Form 10-K and you should not view the statements made as accurate beyond the date of this Form 10-K.

PART I

Item 1.	Business
Recent Events
      As of November 30, 2004, we were not in compliance with certain financial covenants under our Credit Agreement and accounts receivable securitization facility. As a result of this noncompliance, our Credit Agreement lenders are entitled to exercise a number of remedies, including declaring all debt immediately due and payable, ceasing to advance new loans, or enforcing their security interest in collateral, and our accounts receivable purchaser is entitled to discontinue this facility and collect all receivables up to the amount of their purchased interest.
      In order to address the current situation in an orderly manner, on February 28, 2005, we entered into forbearance agreements with our Credit Agreement lenders. Pursuant to this agreement, the lenders agreed to forbear from exercising any remedies as a result of this covenant noncompliance through June 10, 2005 and to continue funding our existing revolving credit facility through that date in its full amount of $125.0 million, provided that no new defaults occur. In order to induce the lenders to enter into these forbearance agreements and fund payment of the March 1, 2005 interest on our 9.75% Senior Notes, due 2013, Granaria Holdings B.V. and ABN AMRO Participaties B.V., which collectively control 100% and beneficially own approximately 84% of our common stock, purchased a $12,187,500 junior participation in our revolving credit facility. Also, Granaria deferred payment of its $1.75 million per year management fee through June 10, 2005.
      On March 10, 2005, we entered into a similar agreement with our accounts receivable purchaser, pursuant to which the purchaser agreed to continue funding this program through June 10, 2005, provided no new defaults occur.
      Because the forbearance agreements referenced above do not extend to the end of our fiscal year, we have classified our entire Credit Agreement as a current liability. This in turn has forced our auditors to indicate in their report that there is substantial doubt about our ability to continue as a going concern.
      Mr. Bert Iedema, the Chief Executive Officer of Granaria, has been named Chief Executive Officer of EaglePicher following the resignation of John Weber in January. In addition, we hired Stuart B. Gleichenhaus to serve as our Chief Development Officer. Mr. Gleichenhaus is expected to assist EaglePicher in evaluating financing alternatives and potential debt reduction through divestitures of one or more business units. To date, we have taken a number of actions to improve our operating performance and financial condition. We have retained Giuliani Capital Advisors LLC (“GCA”) as a financial and strategic advisor for our Hillsdale business segment. GCA will assist Hillsdale in developing a comprehensive strategy to improve operating and financial performance, including further plant consolidations, a detailed assessment of our China sourcing initiatives, and an assessment of our long-term customer profitability. We have also implemented a retention bonus program to induce certain key employees to remain with us for at least the next two years.
      We are currently evaluating possible divestitures of business units in order to reduce our debt, as well as various other financing alternatives. No assurance can be given that we will complete any such measures prior to the June 10, 2005 expiration of the forbearance agreements. Accordingly, there is a substantial chance that we will need to negotiate a further extension of the forbearance agreements or an amendment to our Credit Agreement and accounts receivable program. No assurance can be given that we will be able to obtain alternative financing or such an extension or amendment.
General
      We are a diversified manufacturer of advanced technology and industrial products that are used in the automotive, defense, aerospace, telecommunications, medical implant devices, pharmaceutical services, nuclear energy and food and beverage industries, in addition to other industrial arenas. Our long history of innovation in technology and engineering has helped us become a leader in certain markets in which we compete. Headquartered in Phoenix, Arizona, we have domestic operations throughout the United States and international operations in Mexico, Germany, Canada and Asia.

      Our business consists of the following seven operating segments:

•	Our Hillsdale Segment produces noise, vibration and harshness (“NVH”) dampers for engine crankshafts and drivelines, yokes and flanges, transmission and engine pumps, automatic transmission filtration products, chassis corners and knuckle assemblies and other precision machined components.

•	Our Wolverine Segment produces rubber-coated materials and gaskets for automotive and non-automotive applications.

•	Our Defense and Space Power Segment develops and commercializes advanced power systems for defense and aerospace applications.

•	Our Commercial Power Solutions Segment develops and commercializes advanced power systems for commercial applications.

•	Our Specialty Materials Group Segment produces boron isotopes primarily for nuclear radiation containment.

•	Our Pharmaceutical Services Segment provides contract pharmaceutical services.

•	Our Filtration and Minerals Segment processes and markets diatomaceous earth and perlite for use as a filtration aid, absorbent, performance additive and soil amendment.
      For the fiscal year ended November 30, 2004, we generated $707.3 million of net sales. The percentage of our total net sales generated by each of our operating segments for our fiscal year ended November 30, 2004, are as follows:

•	Hillsdale	45%
•	Wolverine	15%
•	Defense and Space Power	21%
•	Commercial Power Solutions	2%
•	Specialty Materials Group	3%
•	Pharmaceutical Services	2%
•	Filtration and Minerals	12%
      The following table sets forth the primary product groups that each of our operating segments develop and manufacture and the current markets and major customers for each product group:

Operating Segment	Products	Current Market(s)	Major Customers

Hillsdale	NVH dampers, driveline yokes, flanges, transmission and engine pumps, automatic transmission filtration products, knuckles and other precision machined components	Automotive OEMs and Tier 1 automotive parts suppliers	Allison, American Axle, DaimlerChrysler, Dana, Delphi, Ford, GM, Honda, Magna, Mitsubishi, Nissan, Toyota, Visteon
Wolverine	Rubber-coated materials and gaskets	Automotive OEMs and Tier 1 and Tier 2 automotive parts suppliers	Akebono, Ambrake, Carrier, Copeland, Dana, Delphi, DaimlerChrysler, Federal Mogul, Ford, Freudenberg-NOK, Honeywell, GM, Ishikawa MACI, TMD, Toyota, UTX, Visteon
Defense and Space Power	Batteries and power systems	Defense and aerospace	Boeing, U.S. Government, Lockheed Martin, Loral Raytheon, TRW

Operating Segment	Products	Current Market(s)	Major Customers

Commercial Power Solutions	Batteries and power systems	Medical, telecommunications, and other commercial and industrial applications	ANS, Flextronics, Foster Miller, Guidant, Wilcox
Specialty Materials Group	Specialty materials, such as boron isotopes	Nuclear energy, semiconductor	BWXT, Gemeinschaft, Transnuclear, Tennessee Valley Authority, Westinghouse
Pharmaceutical Services	Drugs and drug active ingredients for clinical trials, low volume drugs and radioisotopic tagging	Pharmaceutical	Pharmaceutical companies
Filtration and Minerals	Diatomite and perlite- based filter aids, additives and absorbents	Food and beverage chemicals, plastics, pharmaceuticals, architectural coatings, paint and plastic filler	ADM, Bayshore, Car Quest, Cargill, Chevron, Heineken, Roquette, Tato & Lyle, Valspar
Business Segments

Hillsdale Segment
      The Hillsdale segment provides NVH dampening solutions to the worldwide automotive market. The Hillsdale segment also supplies complex machined components for engine, transmission, axle/driveline and chassis/suspension applications. The Hillsdale segment has a diverse customer base with over 67% of its sales made directly to automotive vehicle manufacturers. The Hillsdale segment utilizes its manufacturing facilities located throughout the United States and Mexico to produce its diverse product line. It employs complex manufacturing and quality control systems such as robotic material handling and assembly, lean manufacturing and six sigma methodologies to produce high quality and often custom automotive components and systems.
      For the fiscal year ended November 30, 2004, approximately 32% of the Hillsdale segment’s sales were to Japanese operators in North America and approximately 24% to General Motors for use in light truck and SUV platforms. Sales to Honda represented approximately 22% of the Hillsdale segment’s net sales. The current generation of Honda Accord programs, representing over 50% of the total Honda volume, will phase out of production during 2006. While Honda is in the initial sourcing stages for this program, no assurances can be given that Hillsdale will win the replacement program. We believe the Hillsdale segment is one of North America’s leading torsional vibration damper manufacturers. Although competitive conditions are intense in the automotive parts industry, the Hillsdale segment’s primary product groups are incorporated into automotive products with typical productions of four to eight years. However, our right to supply these programs is not contractually guaranteed, and generally customers have the right to re-source products at any time. Quality, delivery and customer satisfaction issues have led to the cancellation of significant programs with two customers in the first quarter of 2005. These programs, totaling $30 million of annualized sales, will be phased out by the end of the third quarter of 2005, based on current information. There can be no assurance that additional programs may not be lost due to operational problems Hillsdale has encountered and customer concerns over our financial condition.
      The North American automotive market remains a highly competitive market that is subject to potentially significant volume changes. We expect these competitive pressures to continue and possibly intensify. Our customers are consolidating their supplier base, increasing international sourcing and intensifying pressure for price reductions. In addition, market forecasts indicate that the Big 3 U.S. OEM’s will reduce production volumes in 2005, particularly during the first half of the year to reduce historically high inventory levels. We expect this will negatively impact the SUV and light truck market segment, where Hillsdale has a relatively high concentration of its sales.

      In addition, during 2004, steel cost increases were imposed by suppliers due to market conditions in the steel industry. While Hillsdale has been able to somewhat mitigate the impact of these increases to date through negotiations with both suppliers and customers, there is no assurance it will be able to continue to do so in the future. Steel prices have recently abated; however, there can be no assurance as to the future direction of steel prices.
      As a result of the 2004 financial performance of Hillsdale and the loss of programs with two customers totaling $30 million in annual sales subsequent to November 30, 2004, in February 2005, we hired Giuliani Capital Advisors LLC to assist us in performing a detailed strategic and financial performance review of Hillsdale’s operations. This review will include a comprehensive strategy to improve operating and financial performance, including further plant consolidations, a detailed assessment of our China sourcing initiatives, and an assessment of our long-term customer profitability. The outcome of this comprehensive strategy could lead to the closure of one or more plants which may result in the material impairments of certain assets and potential restructuring costs.

Major Products

•	Dampers. Dampers are vibration control devices which reduce the torsional stress vibrations caused by internal combustion engine systems, thereby alleviating the stress on shafts and relaxing the flex points. Dampers reduce fatigue and prevent cracking thereby enhancing the durability of engines and their components.

•	Precision Machined Components. The Hillsdale segment also manufactures a wide array of precision machined metal components. These parts, made of iron, aluminum, steel and magnesium, include flanges and yokes, connecting rods, driveshaft support brackets, front engine covers and pump housings.

•	Chassis Knuckles. Knuckles are structural components of vehicle chassis and suspension systems. The Hillsdale segment’s knuckle products include front and rear steering knuckles and damper forks.

•	Pumps. The Hillsdale segment also designs and manufactures both fixed and variable pressure style pumps for engines and transmissions. Its products include complete pump components and complete oil pump assemblies. Although one of its major pump programs with Ford was phased out during 2004, the Hillsdale segment believes that certain market trends present new business opportunities for its pump products. We believe that increased fuel efficiency requirements for motor vehicles will drive the market towards a larger demand for variable displacement pumps. To achieve improved fuel efficiency, vehicle manufacturers are developing vehicles that idle at lower revolutions per minute (RPMs) requiring either a larger and more burdensome pump or a variable displacement pump. The Hillsdale segment currently is exploring new technologies to address this market trend.

Wolverine Segment
      We believe our Wolverine segment is among the world’s largest and most diversified suppliers of rubber-coated metal and gasket material, designed for superior performance under extreme conditions, for sealing, sound dampening and other applications in the automotive, industrial and consumer markets. The Wolverine segment pioneered the technology to produce rubber-coated paper and metal using the line coating process. Typical applications include sealing systems (i.e., gaskets) for engines, transmissions and compressors. These materials are also used as an NVH suppressant for brakes, a product in which we believe Wolverine is the global market leader. The Wolverine segment manufactures the rubber-coated materials in the United States. Certain sealing and insulating products, such as compressor gaskets for air conditioning units and brake noise insulators, are stamped out of the rubber-coated materials both in the United States and in Germany. Wolverine supplies rubber-coated materials to third-party stampers and parts manufacturers globally. Wolverine has installed additional manufacturing capacity and is focused on several growth initiatives, including market opportunities in the brake aftermarket, NVH applications, and small engine markets, as well as increased penetration of the global marketplace.

      The Wolverine segment sells primarily to Tier 1 and Tier 2 suppliers, with nearly 80% of its fiscal year 2004 sales to the automotive end-market (OEM and OEM replacement parts). The Wolverine segment has a diverse customer base with over 250 global customers, with nearly 50% of sales outside the NAFTA region.

Major Products

•	Brake products. The Wolverine brake product segment focuses on the design, manufacture and sale of shims and sound damping materials for disc brakes and replacement part markets. Wolverine combines substrates, elastomer coatings, attachment options and adhesive layers in different formulations to arrive at economical products to meet a wide range of application demands. Wolverine’s aftermarket products accounted for approximately 5% of its fiscal year 2004 brake product sales and it plans to continue to penetrate this market to mitigate the impact of vehicle production cycles.

•	Gasket and gasket materials. Wolverine supplies a wide range of rubber-coated metals for sealing and sound damping applications in the automotive OEM and aftermarket, plus industrial and consumer markets. Wolverine gaskets and gasket materials are used in many automotive applications including cylinder head and various other engine, fuel system, and transmission gaskets. The increased demand for more fuel efficient vehicles and reduced warranty expense has led to an increased demand for more sophisticated sealing applications. Aftermarket applications now account for nearly 7% of all of the Wolverine segment’s gasket related sales.

•	Compressor gaskets. Wolverine compressor gaskets focus on the design, manufacture and sale of gaskets and gasket materials for industrial and consumer product applications including industrial air compressor systems, air power tools, commercial and residential air conditioning systems and pneumatic applications. Wolverine plans to further penetrate these higher margin applications by leveraging its reputation and market leading position as a premier supplier of gasket products and materials.

Defense and Space Power Segment
      The Defense and Space Power Segment supplies batteries and power systems for the aerospace and defense markets. It has been providing the aerospace and defense industries with high quality, reliable batteries for more than 50 years. Nickel hydrogen and other types of batteries manufactured by the Defense and Space Power Segment provide power for commercial and government satellites and spacecraft, serve as launch batteries in booster rockets and support a variety of military applications, including missiles, “smart weapon” munitions and mobile radio communications.
      Our batteries power a significant number of the United States’ most advanced communications and surveillance satellites. Our batteries have been on every United States manned space flight, and our silver zinc batteries provided the power for the safe return to earth of the famed Apollo 13 flight crew.

Commercial Power Solutions Segment
      Commercial Power Solutions draws on EaglePicher’s expertise derived from its rich heritage in battery development and packaging for military and space applications and builds on it by teaming with national labs, universities and third-party developers to bring the latest power technologies to bear on commercial applications. Our innovative solutions address a wide range of applications — including motives, telecommunications, and medical. The growing Commercial Power Solutions portfolio includes the following products:

•	EaglePicher Horizontm advanced sealed lead acid batteries, which we believe provide the highest specific energy of any lead acid battery in the market today, through EaglePicher’s 62% owned subsidiary EaglePicher Horizon Batteries, LLC;

•	Batteries for medical implantable devices;

•	Our newly-acquired, majority-owned subsidiary EaglePicher Kokam, Ltd. produces advanced, stacked lithium-ion cells for use in a wide range of applications including radio controlled aircraft and cars, motive, medical and off-the-shelf military;

•	The Carefree® family of long-life rechargeable cells are used in emergency lighting, fire and security systems, handheld power tolls, telecommunication back-up systems, wheelchairs and scooters. These batteries are utilized in the following chemistries: sealed lead acid, Nickel Cadmium (NiCd), Nickel Metal Hydride (NiMH), and Lithium-Ion (Li-Ion); and

•	The Keeper® II line of non-rechargeable cells are used in automotive toll tags, memory back-up for computer servers, and radio frequency transponders. These batteries are utilized in the following chemistries: Lithium Thionyl Chloride (LiSOCl2), Lithium Manganese Dioxide (LiMnO2) and Lithium Sulfur Dioxide (LiSO2).
      Commercial Power Solutions is looking to expand its presence in the commercial market through licensing and other technology development initiatives.

Specialty Materials Group Segment
      The Specialty Materials Group Segment manufactures and markets high purity specialty material compounds for a wide range of services and products. The Specialty Materials Group supplies isotopically enriched boron and isotopically purified zinc, which are used in nuclear power plants for radioactive absorption and containment. The Specialty Materials Group uses sophisticated manufacturing processes to produce isotopically pure boron, which involves the separation of boron into its isotopes, and to produce high purity enriched boron compounds. The Specialty Materials Group maintains a strong commitment to delivering innovative products such as BondAidstm, a ceramic concrete product based on technology licensed from the Argonne National Laboratory with radiation absorption qualities that is used in containers for radioactive and hazardous waste. This product is in the initial commercialization phase. The Specialty Materials Group also produces depleted zinc and lithium products for nuclear containment applications.

Pharmaceutical Services Segment
      Our Pharmaceutical Services Segment manufactures drug active ingredients for pharmaceutical companies principally in small batches for clinical trials and low volume prescription drugs. The Pharmaceutical Services Segment has manufactured hundreds of new drug candidates for use in pre-clinical studies, toxicology studies, clinical trials and for commercial use. The manufacturing of these drugs require specially designed facilities and operating systems to ensure safe handling and to prevent cross-contamination with other drugs. Our high level facility in Harrisonville, Missouri provides the rigorous controls necessary to develop and manufacture both new and existing anticancer drugs and other high potency compounds. We believe this facility is one of only a few facilities worldwide specifically designed to manufacture this class of drugs.

Filtration and Minerals Segment
      Our Filtration and Minerals Segment mines, processes and markets diatomaceous earth and perlite products. The primary uses of its products are as a filtration aid for removing solids and impurities, as a fine mineral additive for enhancing the performance of plastics and coatings, and as a liquid absorbent. Filtration aids are used in processing food sweeteners, beer, wine, fruit juices, chemicals, pharmaceuticals, lube oils, and in swimming pool filtration systems. Fine mineral additives are used in plastic film and architectural paints. Diatomaceous earth absorbents are used as oil, chemical and water absorbents in auto shops and industrial and chemical plants and as soil enhancements in golf courses, sports fields and agricultural applications. The Filtration and Minerals Segment serves over 35 markets and more than 2,000 customers around the globe with its various products.
      Diatomaceous earth, or diatomite, is a natural material that is odorless, tasteless and highly stable. With its natural honeycomb structure, strength and low bulk density, diatomite is an ideal medium for filtration and absorption applications. Perlite is a mineral of volcanic origin, also with natural qualities that make it valuable as a filter aid. The Filtration and Minerals Segment sells its filter aid and additive products under the trademark CELATOM® both directly and through distributors to many customers. The Filtration and Minerals Segment also sells products known as FLOOR DRYtm, AXIStm, PLAY BALLtm, Celabrite® and Celabrew®.

Competition
      Our seven business segments collectively manufacture hundreds of products for customers worldwide. The economic and competitive conditions at any given time in the markets we serve are likely to vary significantly from market to market. Our competitive position for our products varies substantially across product lines and geographies.
      Hillsdale Segment. Our Hillsdale Segment competes with numerous other automotive parts suppliers as well as OEMs themselves. Competition in the automotive parts industry is intense on a global basis but varies along product lines. The North American automotive market remains a highly competitive market that is subject to potentially significant volume changes. We expect these competitive pressures to continue and possibly intensify. Our customers are increasing international sourcing and intensifying pressure for price reductions.
      Wolverine Segment. Our Wolverine Segment competes primarily with other Tier 1 and Tier 2 automotive parts suppliers in several narrow specialty material segments. Wolverine operates within the very competitive automotive parts industry, but believes its coating line process and proprietary formulations provide some competitive advantage. We expect competitive pressures for our Wolverine Segment to intensify since it supplies principally to automotive OEM’s worldwide.
      Defense and Space Power Segment. Our Defense and Space Power Segment’s battery and power products serve the defense and aerospace industries and compete with many different companies. Saft is the Defense and Space Power Segment’s principal competitor.
      Commercial Power Solutions Segment. The Commercial Power Solutions Segment’s battery and power products, which include our next generation woven lead-acid Horizon and Kokam Lithium-Ion batteries, serve specialty commercial and consumer industries and compete with a variety of companies depending on the application.
      Specialty Materials Group Segment. The Specialty Materials Group Segment supplies isotopically enriched boron-10, which is used in nuclear power plants for radioactive absorption and containment. Its enriched boron products compete primarily on the basis of cost versus natural boron, although there are a few smaller competitors in the enriched boron market.
      Pharmaceutical Services Segment. The Pharmaceutical Services Segment has numerous small competitors in a highly fragmented market.
      Filtration and Minerals Segment. Our Filtration and Minerals Segment competes primarily on the basis of price in a market with relatively few competitors, one of which is significantly larger than us. The primary competitor is World Minerals Inc., a subsidiary of Alleghany Corporation.
Corporate Structure
      We are a majority-controlled subsidiary of Granaria Holdings B.V. of The Netherlands. Our corporate headquarters is located in Phoenix, Arizona with operations in the United States, Mexico, Canada, South Korea, and Germany. We were founded in 1843 as a manufacturer of paint pigments that were marketed under the brand name Eagle White Lead. In 1876, the Picher family of Joplin, Missouri formed the Picher Lead Mining Company. The two firms merged in 1916 forming the Eagle-Picher Lead Company.
Recent Acquisitions and Divestitures
      During the second quarter of 2004, we signed a share purchase agreement to buy 51.1% of the equity securities of Kokam Engineering Co., Ltd. (“Kokam”) from its majority shareholder. Kokam is a lithium-ion battery and battery equipment manufacturer based in South Korea. Under the provisions of this agreement, we paid $1.0 million in July 2004 as a good-faith non-refundable fee toward the total purchase price of approximately $6.2 million for the 51.1% interest. In December 2004, we closed this share purchase. Also, during 2004 and in early 2005, we purchased approximately 16.0% of additional shares of Kokam for approximately $5.7 million. As of November 30, 2004, we accounted for our 15.2% interest in the outstanding equity securities of Kokam at cost. After completing the share purchase in December 2004, our ownership interest exceeded 50%. Therefore, we will consolidate Kokam in our first quarter of 2005 (February 28, 2005)

financial statements within our Commercial Power Solutions Segment. The Kokam share purchase agreement provides for an earn-out arrangement where the seller will receive ten times 1% of EBITDA (as defined in the share purchase agreement) for the first five years after closing with a maximum amount payable of approximately $16.3 million (this amount is payable in South Korean Won and therefore subject to foreign exchange fluctuations). In addition, we signed a license agreement with Kokam for the exclusive rights to manufacture and sell all of Kokam’s products and to utilize all of Kokam’s technology to sell into government markets throughout the world. Under the provisions of the license agreement, we paid $4.0 million in July 2004 and another $4.0 million in December 2004. Our investment in Kokam and the license have been included in Other Assets, net, in the accompanying November 30, 2004 financial statements.
      During 2002, we paid $0.8 million to a start-up technology manufacturing company for the exclusive right to manufacture the start-up company’s battery technology. During the third quarter of 2003, we converted this exclusive right to manufacture into a 6.0% interest in such start-up company, and invested an additional $0.4 million for an incremental 2.7560% interest. During the fourth quarter of 2004, we changed our method of accounting for this investment from a cost based investment to an equity method investment as required by EITF No. 03-16, “Accounting for Investments in Limited Liability Companies.” As of November 30, 2004, we had $1.8 million recorded in Other Assets, net, in our balance sheet to account for this investment under the equity method of accounting. This amount included $1.0 million for our combined 8.7560% interest as of November 30, 2004, net of equity method losses since the third quarter of 2003, and $0.8 million of advances made in the form of promissory notes. In December 2004, we acquired an incremental 21.1% interest for $2.0 million. Also, in December 2004, we purchased from two founding members 5.0% of their interest in this start-up entity for $0.5 million. As part of executing our December 2004 investment, we acquired control of the start-up entities’ Board of Directors and certain preferential distribution and liquidation rights of this entity. Since we now control and are also now the primary beneficiary of this entity, we will consolidate it in our first quarter financial results ending February 28, 2005 in our Commercial Power Solutions Segment. In connection with this investment, an entity affiliated with Granaria Holdings, B.V., our controlling common shareholder, invested $3,028,333 (including $105,640 from Mr. Bert Iedema, our chief executive officer and one of our directors) for a 21.6163% interest, Thomas R. Pilholski, our Senior Vice President and Chief Financial Officer invested $306,667 for a 2.1890% interest and David G. Krall, our Senior Vice President and General Counsel, invested $7,667 and received less than 1% interest. In addition, Noel Longuemare, a director of our wholly-owned subsidiary, EaglePicher Technologies, LLC, holds a 2.1343% interest in this start-up company.
      During November 2004, we sold the remaining assets of our former Construction Equipment Division for proceeds of $1.4 million in cash, and we recognized an after tax gain of $0.6 million. We previously accounted the division as a discontinued operation when certain of its assets were sold during December 2001 for a sale price of $6.1 million in cash plus the assumption of $6.7 million of liabilities. We recognized an after tax loss of $30.4 million as a result of the 2001 sale. Our financial statements have been restated to classify the operations prior to the sale as a discontinued operation.
      In April 2004, we sold our Environmental Science and Technology division within our Specialty Materials Group Segment for cash of approximately $23.0 million and recognized an after tax gain of $10.2 million. This divestiture was accounted for as a discontinued operation. Accordingly, our financial statements have been restated to classify the operations prior to the sale as a discontinued operation.
      Effective December 1, 2003, we acquired an incremental 12% interest in EaglePicher Horizon Batteries, LLC from its other member for $7.5 million. Accordingly, we have consolidated this entity in the financial results of our Commercial Power Solutions Segment beginning with our quarter ended February 29, 2004. We recognized $9.0 million of additional goodwill related to taking control and consolidating this entity in our financial statements. EaglePicher Horizon Batteries LLC manufactures and distributes next generation woven lead-acid battery technology.
      In July 2003, we completed the sale of certain assets of our Germanium-based business in our Specialty Materials Group Segment for net cash proceeds of approximately $14.0 million and recognized an after-tax gain on disposal of $0.3 million. During 2004, this gain on disposal was adjusted by $4.2 million primarily related to the write-off of an insurance receivable related to an entity that was supposed to provide a source of Germanium. These assets related to the production of Germanium-based products primarily used in the infrared optics and fiber optics applications and do not include any of our assets that are involved in the production of Germanium substrates and wafers. During the third quarter of 2003, we discontinued the operations of our Germanium-based business to classify the operations prior to the sale as a discontinued operation.
      During 2003, we sold certain assets of our Hillsdale UK Automotive operation for cash of $1.1 million and recognized an after-tax loss of approximately $4.3 million. This divestiture was accounted for as a discontinued operation. Accordingly, our financial statements have been restated to classify the operations prior to the sale as a discontinued operation.
      During 2002, we sold certain assets and liabilities of our Precision Products business for cash of $3.1 million and recognized a pre-tax loss of approximately $2.8 million on the sale.
      During 2000, we completed the sale of our Ross Aluminum Foundries, Fluid Systems, Michigan Automotive Research Corporation, Rubber Molding, and Cincinnati Industrial Machinery divisions for aggregate net proceeds of $85.0 million, and recognized a pre-tax gain of approximately $17.1 million.
      On June 30, 2000, our Defense and Space Power Segment acquired the stock of BlueStar Battery Systems Corporation for $4.9 million in cash. Immediately following the transaction the name of the corporation was changed to Eagle-Picher Energy Products Corp. (“EPEP”). EPEP manufactures batteries using lithium based technology, which is of strategic importance to the battery manufacturing operations in our Defense and Space Power Segment. Substantially all of EPEP’s products are sold to the United States Army.
      On December 1, 1999, our Specialty Materials Group Segment acquired the depleted zinc distribution business of Isonics Corporation for approximately $8.2 million.
Backlog
      Our backlog was $160.2 million at November 30, 2004, a decrease of $8.4 million, or 5.0%, from $168.6 million at November 30, 2003. We expect 90% of our order backlog outstanding at November 30, 2004 to be filled during fiscal 2005.
      Within our Defense and Space Power Segment, we are a supplier of U.S. Government contracts. The U.S. Government backlog is limited to amounts obligated to contracts. Normally, the U.S. Government funds its major programs only to the dollar level appropriated annually by Congress, even though the total estimated program values are considerably greater. Accordingly, our backlog represents only that amount which has been appropriated and against which we can be reimbursed for work performed. Non-appropriated backlog at November 30, 2004 was zero and at November 30, 2003 was $19.0 million.
      As is customary in the automotive industry, our customers issue blanket purchase orders to us with respect to specific product orders. From time to time, the customer, depending on their needs, will provide us with releases on a blanket purchase order for a specified amount of products. As a result, the backlog for our Hillsdale and Wolverine Segments is not significant.
Raw Materials
      Our raw material prices and energy costs are subject to volatility. Our principal raw materials consist of rubber, steel, zinc, nickel, boron, and aluminum. In addition, due to their manufacturing processes, our Filtration and Minerals Segment and our Wolverine Segment consume large amounts of natural gas. Generally, these raw materials are commodities that are widely available. During 2004, steel cost increases were imposed by suppliers due to market conditions in the steel industry. While we have been able to somewhat mitigate the impact of these increases to date through negotiations with both suppliers and customers, there is no assurance we will be able to continue to do so in the future. Steel prices have recently abated; however, there can be no assurance as to the future direction of steel prices. In addition to increased steel costs, our Wolverine Segment is experiencing periodic difficulty in procuring adequate sources of specific steel grades which is resulting in adjustments to production schedules and decreased manufacturing efficiency. If the ability to procure appropriate steel grades does not improve, or if it deteriorates in the future, Wolverine’s ability to meet customer demands in a timely manner may be jeopardized and operating efficiency will continue to suffer. Hillsdale relies on three foundries for a significant portion of its raw castings. Many North American foundries are under significant financial pressure. An interruption in supply from these foundries could have an adverse impact on our business. Although we have alternate sources for these commodities, our policy is to establish arrangements with select vendors based upon price, quality and delivery terms. We are also looking to increase the percentage of our materials purchased in lower cost regions, such as Asia, Mexico, and Eastern Europe.
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
Government Contracts
      Our Defense and Space Power Segment has contracts, directly or indirectly, with the United States government that have standard termination provisions permitting the United States government to terminate the contracts at its convenience. However, if contracts are terminated, we are entitled to be reimbursed for allowable costs and profits through the date of the contract termination. The United States government contracts are also subject to reduction or modification in the event of changes in Government requirements or budgetary constraints. During fiscal year 2004, a majority of our Defense and Space Power Segment’s sales were directly with the United States government or with other companies where the United States government was the end customer.
Research and Development
      We spent approximately $9.8 million in fiscal year 2002, $13.2 million in fiscal year 2003, and $15.8 million in fiscal year 2004 on research and development activities, primarily for the development of new products or the improvement of existing products. Included in Net Sales are the following amounts which represent customer sponsored research activities: $8.8 million in fiscal year 2002, $11.0 million in fiscal year 2003, and $12.2 million in fiscal year 2004.
Employees
      As of November 30, 2004, we employed approximately 4,200 persons and as of November 30, 2003, we employed approximately 3,900 persons. We believe that our relations with our employees are generally good.
      Approximately 46% of our employees are covered by collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful at negotiating successor agreements without any material disruption of operating activities. This does not assure, however, that we will be successful in our efforts to negotiate renewals of our existing collective bargaining agreements when they expire. If we were unsuccessful in those efforts, there is the potential that we could incur unanticipated delays or expenses in the programs affected by any resulting work stoppages.
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
      We are involved in various stages of investigation and remediation of soil and groundwater at approximately 15 sites as a result of past and present operations, including currently owned and formerly owned plants. Also, we have received notice that we may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, as a potentially responsible party at approximately 25 additional sites. Any potential liability to fund environmental remediation activities could have a material adverse effect on our covenant compliance with the forbearance agreements, as described elsewhere in this report, and our liquidity given our current financial condition.
      The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on our available information and experience with environmental remediation matters, we have accrued reserves of $7.1 million for our best estimate of remediation costs. In addition, in the course of our 1998 bankruptcy emergence, we obtained an agreement with the United States Environmental Protection Agency and Department of Interior and the states of Arizona, Michigan and Oklahoma whereby we have limited responsibility to them for response costs and natural resource damages for environmental contamination of sites not owned by us that is attributable to our pre-1998 bankruptcy activities. We retain all of our defenses, legal or factual, at such sites. However, if we are found liable for such contamination at any of these sites, our liability is capped at approximately 37% of the liability amount.
      We incurred environmental compliance expenses of $8.7 million in 2002, $8.3 million in 2003, and $8.1 million in 2004. We expect to incur approximately $8.0 million in 2005.
      In addition, we made capital expenditures for environmental compliance and remediation of $0.6 million in 2002, $0.6 million in 2003, and $1.9 million in 2004. We expect to incur approximately $2.5 million in 2005.
      We had total remediation expenditures of $1.2 million in 2002, $3.3 million in 2003, and $2.2 million in 2004, of which $1.2 million in 2002, $2.8 million in 2003, and $2.2 million in 2004 were charged to our accrued environmental reserves. As of November 30, 2003, we had $9.3 million, and as of November 30, 2004, we had $5.7 million accrued for sold divisions and businesses related to legal and environmental matters. In addition, as of November 30, 2003, we had $1.6 million, and as of November 30, 2004, we had $1.4 million accrued in other accrued liabilities related to environmental liabilities for our on-going businesses.
Financial Information about Foreign and Domestic Operations and Export Sales
      Financial information about Foreign and Domestic Operations and Export Sales is included in our financial statements (see Notes M and T of the financial statements).

Item 2.	Properties
      Our principal fixed assets consist of our manufacturing, processing and storage facilities, and our transportation and plant vehicles. We have pledged substantially all of our U.S. domestically-owned assets and 65% of the capital stock of our foreign subsidiaries as collateral under our Credit Agreement. The following table sets forth selected information regarding our manufacturing and processing facilities:

Description of
Segment	Location	Property Interest

Hillsdale(1)
Domestic	Hillsdale, Michigan (2 plant locations)	owned
	Hamilton, Indiana	owned
	Manchester, Tennessee	leased
	Jonesville, Michigan	owned
	Mount Pleasant, Michigan (2 plant locations)	owned & leased
	Traverse City, Michigan	owned
	Vassar, Michigan	leased
International	San Luis Potosi, Mexico	owned
Wolverine(1)
Domestic	Blacksburg, Virginia (2 plant locations)	owned
	Leesburg, Florida	owned
International	Ohringen, Germany	owned

Description of
Segment	Location	Property Interest

Defense and Space Power
Domestic	Joplin, Missouri (3 plant locations)	owned
	Phoenix, Arizona	leased
	Seneca, Missouri	owned
International	Vancouver, Canada	leased
Commercial Power Solutions
Domestic	Joplin, Missouri (2 plant locations)	owned & leased
	Grove, Oklahoma(3)	owned
International(4)	Sihwa, Republic of Korea	owned
	Nonsan, Republic of Korea	owned
Specialty Materials Group
Domestic	Miami, Oklahoma	owned
	Seneca, Missouri	owned
	Quapaw, Oklahoma	owned
Pharmaceutical Services
Domestic	Lenexa, Kansas	owned
	Harrisonville, Missouri	owned
Filtration and Minerals(2)
Domestic	Clark Station, Nevada	owned
	Lovelock, Nevada	owned
	Vale, Oregon	owned
Other
Domestic	Stella, Missouri	owned
	Galena, Kansas	owned
	Colorado Springs, Colorado	owned

(1)	In addition to the facilities listed, the Hillsdale and Wolverine Segments own office space in Inkster, Michigan.

(2)	In addition to the facilities listed, the Filtration and Minerals Segment has office space in Reno, Nevada, and mining locations in California, Nevada and Oregon.

(3)	Owned by our 62% subsidiary, EaglePicher Horizon Batteries LLC.

(4)	Owned by our 67% subsidiary, EaglePicher Kokam, Ltd.
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
Mining
      Filtration and Minerals owns and leases diatomaceous earth and perlite mining locations as well as numerous claims in Nevada, Oregon and California. Owned and leased mining properties, including those not currently being mined, comprise a total of approximately 12,000 acres in Storey, Lyon, Pershing and Churchill Counties of Nevada and 5,000 acres in Malheur and Harney Counties in Oregon. The company holds mining rights on 2,200 acres not currently being mined in Siskiyou County in California. We extract diatomaceous earth through open-pit mining methods using a combination of bulldozers, wheel type tractor scrapers, excavators and articulated trucks. A total of approximately 266,000 tons of diatomaceous earth and perlite were extracted from our mining properties in Nevada and Oregon in fiscal 2004. As ore deposits are depleted, we reclaim the land in accordance with plans approved by the relevant Federal, State and local regulators.

Exploration
      Filtration and Minerals performs periodic mineral evaluations and exploration as opportunities present themselves. As ore reserves are mined from a specific mine site further exploration is conducted to delineate more reserves adjacent to its operating plant. Exploration work is comprised of sampling sedimentary rock outcrops by hand, trench or rotary drill hole. Drill hole spacing ranges from 1,000 feet to 100 feet between holes in random pattern. Hole depth is sufficient to cross the desired strata. Sample spacing and frequency is dependent on the individual deposit or outcrop observed, but typically provides three dimensional collections of statistically significant geologic data for decision making.

Reserves
      Filtration and Minerals mines freshwater sedimentary deposits of diatomaceous earth located in Nevada and Oregon. Reserves of diatomaceous earth are quantity estimates based on sufficient measurements of outcrops, trenches, mine workings and drill holes which represent ores of similar functional characteristics and market-desired qualities. Each ore zone is characterized as having physical attributes necessary to produce an array of products satisfying the needs of absorbent, soil amendment, functional filler, fine filler, catalyst support or filtration markets. We mine perlite located on public lands in Nevada. Reserves of perlite are quantity estimates based on measurements of outcrops, trenches, mine workings and drill holes that describe rock which will lend itself to utilization in the filtration market. Potential reserves are geological occurrences of significant quantity which exhibit qualities of functional interest in one or more of the fore mentioned markets. Potential reserves lack sufficient measurements in outcrops, trenches, or drill holes to accurately estimate an economic quantity.

Property
      Lands held by us fall into three categories, fee simple property, owned mining claims on Federal lands and leased mining claims held by others on Federal lands. All mining claims are managed by the Bureau Land Management and subject to annual county filings and annual Federal fees. Leases of mining claims are subject to annual lease fees which, upon payment, reduce the annual production royalty of each lease. Leases have a range in duration from year-to-year self renewing out to 50 years with varied renewal options.

Significant Mining Properties
      Nevada. Our diatomaceous earth mining operations in Nevada commenced in 1945 in Storey County. We commenced perlite mining operations in Churchill County in 1993. We extracted approximately 130,000 tons of diatomaceous earth and perlite from Nevada mining properties in fiscal 2004. Diatomaceous earth from Storey, Churchill and Lyon mining properties is processed at our Clark operations facility. Clark operations holds approximately 4,884 acres of owned and leased property. We are mining approximately 265 acres in Storey County, where mining activities commenced 59 years ago and approximately 62 acres in the Counties of Lyon and Churchill for diatomaceous earth. We believe our reserves of diatomaceous earth in the Counties of Storey, Churchill and Lyon, including mining properties not actively being mined, are approximately 3,000,000 tons based on estimates by our mining and exploration personnel. Diatomaceous earth extractions from the Pershing mining properties, which commenced 44 years ago, are processed at the Lovelock, Nevada facility named Colado operations. Colado operations hold approximately 7,145 acres of owned and leased lands. Approximately 975 acres are actively being mined for diatomaceous earth in Pershing County. We believe our reserves of diatomaceous earth in Pershing County, including mining properties not actively being mined, are approximately 1,900,000 tons based on estimates prepared by our mining and exploration personnel. Beginning in 1993, we have actively mined approximately 25 acres in Churchill County for perlite, which is processed at the Lovelock, Nevada facility. We believe our potential reserves for perlite in Churchill County, including mining properties not actively mined, are approximately 1,400,000 tons based upon estimates prepared by our mining and exploration personnel.
      Oregon. We commenced mining diatomaceous earth in Oregon in 1985 at our mining properties in Harney and Malheur Counties called Celatom operations. Diatomaceous earth extracted from these mines is processed at our Vale, Oregon facility. Celatom operations holds approximately 4,978 acres of owned and leased property. We are mining approximately 88 acres in Harney and 80 acres in Malheur County for diatomaceous earth. We extracted approximately 136,000 tons of diatomaceous earth from Harney County and Malheur County mining properties during fiscal 2004. We believe our reserves of diatomaceous earth in Harney County and Malheur County, including mining properties not being actively mined, are approximately 10,900,000 tons based on estimates prepared by our mining and exploration personnel.
Tons Mined by Location

		Year Ended Nov. 30

		2002	2003	2004

NEVADA
Tons Mined	Colado	123,000	113,000	108,000
	Clark	62,000	49,000	22,000
OREGON
Tons Mined	Celatom	176,000	100,000	136,000

	Total	361,000	262,000	266,000

Access
      Access to all holdings is via public roads, highways, railways and non-exclusive rights-of-way appurtenant to specific properties. Public roads, highways and non-exclusive rights-of-way span distances of five to 75 miles between mines and plants. Safety on public roads, highways and railways are regulated by State and Federal agencies while private mine roads are overseen by MSHA.

Item 3. Legal Proceedings
      Please refer to Note R of the financial statements regarding Legal Matters contained in Part II, Item 8 of this report, which is incorporated by reference in this Part I, as its Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
      Not Applicable.

Item 6.	Selected Financial Data

2000	2001	2002	2003	2004

(In thousands except ratios and per share data)
Statements of Operations Data:
Net sales(1)	$715,515	$647,292	$657,700	$673,300	$707,337
Costs of products sold (exclusive of depreciation)	563,150	523,777	513,589	513,077	571,088

Gross profit	152,365	123,515	144,111	160,223	136,249
Selling and administrative	59,214	52,468	63,731	63,211	66,705
Depreciation and amortization	39,535	41,210	46,158	47,709	40,688
Goodwill amortization	14,637	14,585	14,592	—	—
Restructuring and asset impairments	—	14,163	5,898	—	1,000
Losses (gains) from divestitures	(3,149)	2,105	6,497	—	5,471
Insurance (gains) losses(2)	(16,000)	—	3,100	(8,279)	681
Goodwill impairment	—	—	—	—	34,816

Operating income (loss)	58,128	(1,016)	4,135	57,582	(13,112)
Interest expense(3)	(35,294)	(32,386)	(34,227)	(34,036)	(36,706)
Preferred stock dividends accrued(4)	—	—	—	(4,169)	(16,674)
Other income (expense), net	624	3,566	1,516	(1,583)	1,673
Write-off of deferred financing costs	—	—	—	(6,327)	(492)

Income (loss) from continuing operations before taxes	23,458	(29,836)	(28,576)	11,467	(65,311)
Income tax (provision) benefit	(9,325)	10,171	(1,938)	(2,837)	6,580

Income (loss) from continuing operations before cumulative effect of accounting change	14,133	(19,665)	(30,514)	8,630	(58,731)
Discontinued operations, net(5)	(8,523)	(34,306)	(6,318)	(5,787)	6,595

Income (loss) before cumulative effect of accounting change	5,610	(53,971)	(36,832)	2,843	(52,136)
Cumulative effect of accounting change, net of income taxes of $0	—	—	—	—	(200)

Net Income (Loss)	$5,610	$(53,971)	$(36,832)	$2,843	$(52,336)

Basic and Diluted Net Loss Per Share Applicable to Common Shareholders	$(6.26)	$(68.51)	$(53.60)	$(9.71)	$(52.34)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$7,467	$24,620	$31,522	$67,320	$20,022
Working capital (deficit)	94,912	72,767	27,476	106,585	(84,780)
Property, plant and equipment, net	214,090	204,553	172,406	150,814	157,661
Total assets	767,699	728,934	613,041	665,538	598,774
Total debt(6)	456,118	440,989	373,725	421,870	393,644
Preferred stock	109,804	123,086	137,973	154,416	171,090
Shareholders’ equity (deficiency)	39,197	(33,655)	(87,578)	(90,207)	(142,046)
Other Data:
Ratio of Earnings to fixed charges and preferred stock dividends(7)	1.24	x	N/A	N/A	N/A	N/A

(1)	Net sales includes $56.2 million in the year ended November 30, 2000; $10.2 million in the year ended November 30, 2001; and $3.4 million in the year ended November 30, 2002 which is attributed to certain divested or sold businesses that did not qualify as discontinued operations.

(2)	In 2000, we received $16.0 million from insurance companies as a result of the settlement of certain claims relating primarily to environmental remediation. In the second quarter of 2002, we recorded a provision of $3.1 million primarily related to a dispute with an insurance carrier over the coverage on a fire which occurred at one of our facilities during 2001. During the third quarter of 2003, we recorded a $2.8 million gain related to the settlement of this claim. Also, in 2003, we recorded a $5.5 million gain primarily related to the settlement of a claim with our insurance carrier over the coverage on a fire during 2002 at a non-operating facility. During 2004, we recorded $0.7 million of expense primarily related to the settlement of a lawsuit over assets which were destroyed in a fire.

(3)	Interest expense excludes $12.1 million in the year ended November 30, 2000; $11.0 million in the year ended November 30, 2001; $6.9 million in the year ended November 30, 2002; $4.8 million in the year ended November 30, 2003; and $0.9 million in the year ended November 30, 2004 which has been allocated to discontinued operations (see footnote 5 below).

(4)	Effective September 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain instruments be classified as liabilities in our balance sheet. The effect of the adoption was that, as of September 1, 2003, we reclassified the current redemption value plus unpaid dividends on our preferred stock to long-term liabilities, and the accrual of dividends payable for periods ending after September 1, 2003 has been recorded as a component of non-operating expenses in our consolidated statements of income.

(5)	In 2001, we discontinued the operations of our former Construction Equipment Division. We completed this sale on December 14, 2001, effective November 30, 2001. In addition, during the second quarter of 2003, we discontinued the operations of our Hillsdale UK automotive operation. We sold our Hillsdale UK automotive operation on June 11, 2003. In the third quarter of 2003, we discontinued the operations of certain assets of our Germanium-based business. We sold this business in July 2003. Finally, in the second quarter of 2004, we discontinued the operation of our Environmental Science & Technology Division. We sold this business in April 2004.

(6)	Total debt excludes $1.8 million at November 30, 2000 and $2.1 million at November 30, 2001 which has been allocated to discontinued operations (see footnote 5 above). In addition, total debt excludes $46.5 million at November 30, 2002, and $32.7 million at November 30, 2004, which represents amounts advanced under our unconsolidated accounts receivable asset-backed securitization.

(7)	For purposes of determining the ratio of earnings to fixed charges and preferred stock accretion and accrued dividends, “earnings” consist of income from continuing operations before provision (benefit) for income taxes and fixed charges from continuing operations. “Fixed charges” consist of interest expense (including amortization of deferred financing costs) and approximately 30% of our rental expense, representing that portion of interest expense deemed to be representative of the interest factor and preferred stock accretion and accrued dividends. Earnings were insufficient to cover fixed charges and preferred stock accretion and accrued dividends by $43.1 million in the year ended November 30, 2001; $43.5 million in the year ended November 30, 2002; $0.8 million in the year ended November 30, 2003; and $65.3 million in the year ended November 30, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
      This Form 10-K contains statements that, to the extent that they are not recitations of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, section 21E of the Securities Exchange Act of 1934. Such forward-looking information involves risks and uncertainties that could cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainties include, but are not limited to those items listed below. We undertake no duty to update the forward-looking statements in this Form 10-K and you should not view the statements made as accurate beyond the date of this Form 10-K.

RISK FACTORS
      An investment in our debt securities or preferred stock involves risks and uncertainties. You should consider the following factors carefully, in addition to the other information contained in this Form 10-K, before deciding to purchase our securities.

Financial Condition Risks
      We have a risk of insolvency.
      As of March 10, 2005, the latest date of available financial information, we had approximately $11 million of available liquidity under our credit facilities, and cash on hand. Based on current projections, we may fully utilize our revolving credit facility, accounts receivable program and cash on hand at certain times through June 10, 2005, the date on which our current forbearance agreements with our lenders expire (as discussed below). Our current financial condition may cause our suppliers to tighten their credit terms with us, which would further negatively impact our liquidity. If our liquidity needs exceed the availability under these facilities, we would need to obtain other sources of funding. Our 9.75% Senior Notes currently restrict the amount of incremental debt we can incur to approximately $15.0 million in addition to our Credit Agreement debt. There can be no assurance that this additional financing can be obtained or that it will provide sufficient liquidity to meet our needs.
      If we do not maintain sufficient liquidity to fund our operations, comply with the terms of the forbearance agreements with our lenders as described below, or extend the forbearance agreements beyond June 10, 2005, we may be forced to restructure our indebtedness, including possibly filing bankruptcy.
      We are currently out of compliance with financial covenants in our Credit Agreement and Accounts Receivable Securitization Facility.
      As of November 30, 2004, we were not in compliance with certain financial covenants under our Credit Agreement and accounts receivable securitization facility, and as a result we have classified our entire Credit Agreement debt as a current liability at November 30, 2004. As a result of this noncompliance, our Credit Agreement lenders are entitled to exercise a number of remedies, including declaring all debt immediately due and payable, ceasing to advance new loans, or enforcing their security interest in collateral, and our accounts receivable purchaser is entitled to discontinue this facility and collect all receivables up to the amount of their purchased interest.
      On February 28, 2005, we entered into forbearance agreements with our Credit Agreement lenders. Pursuant to this agreement, the lenders agreed to forbear from exercising any remedies as a result of this covenant noncompliance through June 10, 2005 and to continue funding our existing revolving credit facility through that date in its full amount of $125 million, provided that no new defaults occur. The forbearance agreements contain a covenant of minimum monthly earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined. This covenant is in lieu of the three financial covenants in the Credit Agreement for which we are currently not in compliance. The lenders can terminate the forbearance agreements if anything occurs in our business that has had, or could reasonably be expected to have, a material adverse effect on our business, assets, operations, or condition, financial or otherwise. We also agreed to an increase of 1.25% in the interest rate for the term loan and 0.75% in the interest rate for the revolving facility under the Credit Agreement, and agreed to limit capital expenditures to $10 million from February 28, 2005 through June 10, 2005.
      On March 10, 2005, we entered into a similar agreement with our accounts receivable purchaser, pursuant to which the purchaser agreed to continue funding this program through June 10, 2005, provided no new defaults occur.
      We are currently evaluating possible divestitures of business units in order to reduce our debt, as well as various other financing alternatives. No assurance can be given that any such measures will be successful or that we will complete any such measure prior to the June 10, 2005 expiration of the forbearance agreements. Accordingly, there is a substantial chance that we will need to negotiate a further extension of the forbearance agreements or an amendment to our Credit Agreement and accounts receivable program. No assurance can be given that we will be able to obtain alternative financing or such an extension or amendment.

      We have a significant level of indebtedness and high leverage that could adversely affect our financial condition and prevent us from making timely interest and payments on our debt obligations.
      We have a significant level of indebtedness and high leverage. As of November 30, 2004 our aggregate outstanding indebtedness was $393.6 million. This excludes the obligations of our accounts receivable asset-backed securitization of $32.7 million.
      Our significant level of indebtedness could have important consequences. For example, it may:

•	make it more difficult for us to satisfy our obligations with respect to our debt;

•	limit our ability to obtain additional financing for capital expenditures, acquisitions, strategic alliances, research and development, working capital or other purposes;

•	require us to dedicate a material portion of our operating cash flow to fund interest and principal payments on our indebtedness, thereby reducing funds available for capital expenditures, acquisitions, strategic alliances, research and development, working capital or other purposes;

•	reduce our flexibility in responding to changing business and economic conditions;

•	increase our vulnerability to adverse economic and industry conditions; and

•	place us at a competitive disadvantage compared to our competitors that may have less leverage.

General Business Risks
      Our CEO and CFO may not have access to adequate financial information from our subsidiary EaglePicher Technologies, LLC in order to enable them to certify our periodic reports.
      Because our controlling shareholder Granaria Holdings B.V. is a Dutch corporation, the U.S. Department of Defense has required that Granaria, EaglePicher Incorporated, its wholly-owned subsidiary EaglePicher Technologies, LLC, which comprises all of our Defense and Space Power and Specialty Materials Group Segments, as well as a portion of our Commercial Power Solutions Segment, and the U.S. Department of Defense entered into a Special Security Agreement in order for EaglePicher Technologies to retain certain facility security clearances that it holds. This Special Security Agreement restricts the transmission of certain information regarding EaglePicher Technologies’ business from EaglePicher Technologies to EaglePicher Incorporated in order to protect classified and controlled, unclassified information and insulate EaglePicher Technologies from foreign control or influence. While all parties are cooperating to ensure adequate information is available to EaglePicher Incorporated, the possibility exists that these restrictions could in the future result in the inability of our chief executive officer and chief financial officer to provide certifications under Sarbanes-Oxley sections 302 and 906, which would prevent us from filing quarterly and annual reports with the SEC. If that were to occur, we would also be in default under the provisions of our indenture related to the 9.75% Senior Notes.
      We currently have excessive demands on management resources.
      Our current financial condition and significant activities in connection with the forbearance agreements with our lenders and actions to address the situation have placed unusually heavy demands on management resources. We may not have adequate management resources to devote sufficient attention to both the aforementioned items and operations at the same time and our results of operations or financial condition may be adversely affected.
      Demand for our automotive products depends upon the overall condition of the global automotive industry.
      Our financial performance depends on the economic conditions in the global automotive industry, as well as in the North American and European economies. Sales of our automotive products represented 60% of our net sales in fiscal year 2004. Demand in the automotive industry fluctuates in response to overall economic conditions and is particularly sensitive to changes in interest rates, consumer confidence and fuel costs. A large percentage of Hillsdale’s sales are used in SUVs and light trucks. Continued high fuel prices have weakened the demand in this market segment, and certain OEM’s have announced 2005 production reductions to address weakened demand and historically high vehicle inventory levels. Any sustained weakness in demand or continued downturn in the global automotive industry, especially with regard to SUVs and light trucks, or North American or European economies could have a material adverse effect on us.
      Our Hillsdale and Wolverine segments face intense competition for their products and services, and automotive manufacturers are increasingly leveraging their suppliers for cost reductions to offset their market share or volume reductions and metal market pressures.
      The motor vehicle components industry is highly competitive and we believe this competition will intensify in the future. Our Hillsdale and Wolverine segments face competition from both domestic and international suppliers, as well as the automotive manufacturers themselves. The trend toward global supply solutions and low cost off-shore sourcing has resulted in increased price pressure for incumbent suppliers. Our inability to achieve the cost savings and meet technological innovation necessary to comply with the increasingly demanding requirements of one or more of the automotive manufacturers to whom we supply our products could have a material adverse effect on us.
      Our Hillsdale Segment is dependent on a small number of principal customers for a significant percentage of its net sales.
      In fiscal year 2004, General Motors accounted for approximately 24% of Hillsdale’s sales and 11% of our consolidated sales. In addition, Honda accounted for approximately 22% of Hillsdale’s sales and approximately 10% of our consolidated net sales. The current generation of Honda Accord programs, representing over 50% of the total Honda volume, will phase out of production during 2006. While Honda is in the initial sourcing stages for this program, no assurances can be given that Hillsdale will win the replacement program. In addition, programs we have entered into with many of our automotive customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Therefore, the loss of a program for a major model or a significant decrease in demand for certain key models or a group of related models sold by any of our major customers could have a material adverse effect on us.
      Our China sourcing initiative for our Hillsdale Segment may not be successful.
      During 2004, we have incurred costs associated with establishing a sourcing base in China for our Hillsdale Segment. This initiative has proven more difficult than management anticipated and has diluted management focus on remaining plant operations. This has resulted in lower than anticipated productivity growth for the year in these plants. Although we believe these key strategic initiatives will provide a more productive and competitive supply base to meet the increasing pressure from customers for cost reductions, we cannot provide any assurance that this initiative will succeed or that it will not continue to dilute management focus. Specifically, we may not realize cost reductions we were anticipating, our vendors may not be able to produce parts that meet our customers’ specifications, or our vendors may not be able to meet our delivery deadlines, any of which could have a material adverse effect on us and may make it more difficult to generate profits on the lower priced contracts that were the basis of our decision to begin sourcing parts from China. Any delays or manufacturing issues have harmed and may continue to harm our relationships with our customers.
      We may be unable to obtain certain parts, raw materials and natural gas at favorable prices or at all.
      Generally, our raw material requirements can be obtained from various sources and in the desired quantities. However, our suppliers may be unable to provide parts at prices acceptable to us, on schedules or at the quality we require, and obtaining alternative parts could slow or stop production of our products and impair our ability to generate revenues. The principal raw materials which we require to manufacture our products are rubber, steel, zinc, nickel, lead, lithium, manganese, boron and aluminum. The prices of these raw materials are subject to fluctuation that may be material at times, as was the case with steel during 2004. Similarly, the price of natural gas is subject to fluctuation. Our Wolverine and Filtration and Minerals Segments use a substantial amount of natural gas in connection with certain of their manufacturing operations. During 2004, we have seen significant increases in natural gas prices, which have adversely affected our Wolverine and Filtration and Minerals businesses. If natural gas prices remain at their current levels or increase, the profitability of these businesses will continue to be dampened.
      Our Hillsdale and Wolverine segments use a substantial amount of steel as a part of their operations. During 2004, steel cost increases were imposed by suppliers due to market conditions in the steel industry.

Steel prices have recently abated; however, there can be no assurance as to the future direction of steel prices. While we have been able to partially mitigate the impact of these increases to date through negotiations with both suppliers and customers, there is no assurance we will be able to continue to do so in the future. In addition to increased steel costs, our Wolverine Segment is experiencing periodic difficulty in procuring adequate sources of specific steel grades which is resulting in adjustments to production schedules and decreased manufacturing efficiency. If the ability to procure appropriate steel grades does not improve, or if it deteriorates in the future, Wolverine’s ability to meet customer demands in a timely manner may be jeopardized and operating efficiency will continue to suffer. Hillsdale relies on three foundries for a significant portion of its raw castings. Many North American foundries are under significant financial pressure. An interruption in supply from these foundries could have an adverse impact on our business.
      In addition to the increases in natural gas and steel prices we have experienced during 2004, if we were forced to find alternate suppliers or if the price of one or more of the commodities we use in production rose substantially, we may be forced to expend additional resources, which could have a material adverse effect on us. Also, due to the market conditions in the steel industry, steel suppliers changed payment terms in 2004 and prospectively for 2005 that require us to pay earlier, thereby decreasing our liquidity.
      A substantial portion of our revenue comes from customers in a limited number of industries, particularly the automotive, aerospace and defense industries.
      Although we manufacture numerous products for use in many different applications, approximately 81% of our fiscal year 2004 net sales came from our Hillsdale and Wolverine Segments and our Defense and Space Power Segment which supply products primarily to the automotive, aerospace and defense industries. An economic downturn in one or more of these industries, such as a continuation of the decline in automotive builds we experienced during 2004, or any other adverse change that could affect these industries such as increased government regulation or decreased military spending could have a material adverse effect on us.
      In addition, a majority of the net sales generated by the Defense and Space Power Segment in fiscal year 2004 was attributable, directly or indirectly, to the United States government. Although we do not foresee government spending on defense applications incorporating our products decreasing in the short term, changes in the domestic or international political climate could lead to decreases in federal military spending, which could have a material adverse effect on us.
      Our business is very competitive and increased competition could reduce our sales.
      Markets for all of our products are highly competitive. We compete based on quality, service, price, performance, timely delivery and technological innovation. Many of our competitors are more diversified and have greater financial and other resources than we do. In addition, with respect to certain of our products, some of our competitors are divisions of our OEM customers. We cannot assure you that our business will not be adversely affected by competition or that we will be able to maintain our profitability if the competitive environment changes.
      We may not be successful in implementing our strategy of developing new applications for our existing technologies and penetrating new markets for our existing products.
      One of the key elements of our business strategy is to develop new applications for our existing technologies outside of our core automotive, aerospace and defense markets. We plan to enter into new markets through strategic alliances, licensing arrangements and other technology initiatives in an effort to diversify and grow our revenue base. Successful implementation of this strategy will depend upon a number of factors including, without limitation, our ability to:

•	identify new industries, applications and markets for our technologies;

•	successfully integrate our acquired businesses into our operations;

•	negotiate and execute favorable strategic alliance, licensing and other technology arrangements for these new applications;

•	manufacture products for these new applications in a cost efficient and profitable manner;

•	develop effective marketing, sales and distribution networks for these new applications; and

•	obtain necessary financing consents to implement this strategy.
      Our failure to implement one or more elements of this strategy may have a material adverse effect on us. In addition, we may incur additional indebtedness to implement this strategy, which may increase our leverage.
      We may not be able to keep pace with technological advances in the industries in which we compete or fund the capital investments necessary to upgrade our facilities and enhance our processes necessary in order to keep pace with such advances.
      Our business divisions and the markets for their products are subject to technological advances, evolving industry standards, changing customer requirements and improvements in and expansion of product offerings. Advances in technologies may make certain of our products and processes obsolete. Although we attempt to explore and develop or acquire new technologies in the industries in which we compete, we cannot assure you that our technologies and products will remain competitive or that we will be able to fund the capital investments necessary to upgrade our facilities and enhance our processes necessary to keep pace with such advances. Our failure to keep pace with technological changes in the industries in which we compete could have a material adverse effect on us.
      We utilize automated production equipment. Any failure of that equipment, any failure to upgrade or replace that equipment or bring on line new equipment would harm our ability to produce our products.
      We rely heavily on automated production equipment. Although we maintain maintenance programs, one or more of our automated machines may fail. If any of that equipment should fail during a production run it may harm our ability to complete products in a timely manner, increase our costs for producing those products and harm our relationship with our customers. Further, new products requested by our customers, especially in our Hillsdale segment, may require us to modify or purchase new automated equipment. If such modifications to existing equipment or new equipment that we purchase do not perform as expected, we may be required to spend material additional funds in order to begin production. In addition, any delays in beginning production could harm our ability to complete such new products in a timely manner, could increase our costs of production and harm our relationships with our customers.
      If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in many of the industries in which we compete.
      Our ability to compete effectively in the technology sectors in which we operate will depend, in part, on our ability to protect our current and future proprietary technologies, product designs and testing and manufacturing processes under existing and future patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property from misappropriation or infringement and may need to defend our intellectual property against the infringement claims of others, either of which could result in the loss of our competitive advantage in our markets and materially harm us. We face the following risks in protecting our intellectual property:

•	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that any patents issued will be sufficiently broad to protect our technologies or processes;

•	third parties may design around our patented technologies or seek to challenge or invalidate our patented technologies;

•	we may incur significant costs and diversion of management resources in prosecuting or defending patent infringement suits;

•	we may not be successful in prosecuting or defending patent infringement suits and, as a result, may be forced to seek to enter into costly royalty or licensing agreements; however, such royalty or licensing agreements may not be available to us or may not be available to us on commercially reasonable terms; and

•	the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information may be disclosed to our competitors or the public. If they are, there may not be an adequate remedy available to us and we may be unable to prevent the unauthorized use of our technical knowledge, practices or procedures.

      Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Although we implement protective measures and intend to defend and enforce our proprietary rights, there can be no assurance that these efforts will succeed. We may be forced to litigate within the United States or abroad to enforce our issued or licensed patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights may be expensive and may fail to result in timely and effective relief.
      We may be subject to intellectual property claims, which could be costly and time consuming and could divert our management and key personnel from our business operations.
      In producing our products, third parties may claim that we are infringing their intellectual property rights, and we may be found to have infringed those intellectual property rights. While we do not believe that any of our products infringe the intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may be used in our technologies and products. In addition, third parties may claim that our patents have been improperly granted and may seek to invalidate our existing or future patents. Although we do not believe that any of our active patents should be subject to invalidation, if any claim for invalidation prevailed, the result could be greatly expanded opportunities for third parties to manufacture and sell products which compete with our products and our revenues from any related license agreements would decrease accordingly. Any litigation or other challenges regarding our patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved in some of our products, and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of our products. Infringement claims, even if not substantiated, could result in significant legal and other costs and may be a distraction to management.
      We are subject to the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002.
      Starting with our fiscal year 2006 Annual Report on Form 10-K, we must comply with Section 404(a) of the Sarbanes-Oxley Act of 2002, and the related SEC rules, which require management to assess the effectiveness of our internal control over financial reporting annually and to include in our Annual Report on Form 10-K a management report on that assessment, together with an attestation by our independent registered public accounting firm. While we are implementing steps to ensure the effectiveness of our internal control over financial reporting, we cannot provide any assurance that our efforts to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 will be successful. One of our significant challenges, amongst others, is the implementation of a new enterprise resource planning (“ERP”) system within our Defense and Space, Commercial Power Solutions, Specialty Materials Group and Pharmaceutical Services segments. We have devoted significant resources to this implementation and expect to meet the deadline, but we can not assure the system will be fully operational to meet our Section 404(a) testing timetable. In addition, we will incur significant costs during 2005 and 2006 in connection with our compliance efforts. We cannot predict the impact, if any, on our operations or the financial markets if we are unable to comply.
      We may not have sufficient insurance coverage or funds available to cover all potential product liability and warranty claims.
      The failure of our products to perform as expected could give rise to product liability, warranty or recall claims, or claims for personal injury, property or other damages. We do not carry insurance for warranty or product recall claims. Although we believe we maintain adequate product liability insurance and a quality control program, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty or products liability related costs, including product recalls in the future. Defects and deficiencies may result in additional development costs, diversion of technical and economic resources and the loss of credibility with our current and prospective customers. We also may incur material losses and significant costs in excess of anticipated amounts as a result of our customers returning products to us as a result of warranty-related issues. A successful claim against us may force us to incur significant costs which could result in a reduction of our working capital available for other uses, and have a material adverse effect on us.
      Environmental regulations that affect each of our business segments may lead to significant, unforeseen expenses.
      Our operations and properties are subject to a wide variety of increasingly complex and stringent federal, state, local and international environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of materials, substances and wastes, the remediation of contaminated soil and groundwater and the health and safety of our employees. Some environmental laws, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, impose strict, and in certain circumstances, joint and several liability for remediation of hazardous substances at contaminated sites which may include facilities presently or formerly owned or operated by us or our predecessors, as well as at properties to which wastes we or our predecessors generated have been sent or otherwise come to be located. The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. Future events, such as new information, changes in existing environmental laws or their interpretation, or more vigorous enforcement policies of regulatory agencies, may have a material adverse effect on us.
      Complying with environmental and safety requirements has added and will continue to add to our cost of doing business, and has increased the capital-intensive nature of our business. We believe that we are in compliance in all material respects with these laws and regulations and have set aside reserves for known remediation and corrective measures projects. However, we cannot assure you that our reserves will not be exceeded, or that we will not be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted.
      Our U.S. Government contracts may be terminated at any time and may contain other unfavorable provisions.
      The U.S. Government can typically terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to re-compete for future contracts and orders.
      In addition, our U.S. Government contracts typically span one or more base years and multiple option years. U.S. Government agencies generally have the right to not exercise these option periods and may not exercise an option period if the agency is not satisfied with our performance of the contract. If any of our contracts are terminated by the U.S. Government, our backlog would be reduced by the expected value of the remaining terms of such contracts and our financial condition and operating results could be materially adversely affected. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our services as a subcontractor.
      In addition to unfavorable termination provisions, our U.S. Government contracts contain provisions that allow the U.S. Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.
      As a U.S. Government contractor, we are subject to a number of procurement rules and regulations.
      We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things:

•	require certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	impose accounting rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
      These laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts.
      Our business could be adversely affected by a negative audit by the U.S. Government.
      U.S. Government agencies, including the Defense Contract Audit Agency, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. Government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us.
      We face increasingly stringent U.S. and foreign government regulations and policies, and have exposure to certain other risks associated with our foreign operations.
      Domestic and foreign political developments and government regulations and policies directly affect our products and services in the United States and abroad. We currently have manufacturing and distribution relationships in North America, Germany, and Asia. The modification of existing laws, regulations or policies, or the adoption of new laws, regulations or policies could have a material adverse effect us. Our failure to comply with these laws and regulations could subject us to civil and criminal penalties which also could have a material adverse effect on us.
      In addition, our foreign operations are subject to certain risks which could have a material adverse effect on us. These risks include, but are not limited to:

•	currency exchange rate fluctuations;

•	tax rates in certain foreign countries potentially exceeding those in the United States and the potential subjection of foreign earnings to withholding requirements or the imposition of tariffs, exchange controls or other restrictions; and

•	general economic and political conditions where we operate and/or sell our products, including inflation.
      We depend on the services of key individuals and relationships, the loss of which would materially harm us.
      Our success will depend, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel. The loss of the services of any of our key employees or the failure to attract or retain employees could have a material adverse effect on us.
      We may be subject to work stoppages at our facilities or our customers may be subjected to work stoppages.
      As of November 30, 2004, approximately 46% of our work force was unionized. If our unionized workers were to engage in strikes, work stoppages or other slowdowns in the future, we could experience a significant disruption of our operations, which could have a material adverse effect on us. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected. Many of our direct or indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are sold. Any interruption in the delivery of our customers’ products could reduce demand for our products and could have a material adverse effect on us.
      Our failure to timely or properly implement our new information systems could adversely affect our business.
      We are in the process of implementing a new information system. Any failures, difficulties or significant delays in implementing this new information system could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in cost.
      We are controlled by a small number of shareholders whose interests may conflict with the interests of other investors.
      Granaria Holdings B.V., indirectly beneficially owns approximately 46.5% and controls the voting of 62.5% of our common stock. ABN AMRO Participaties B.V. indirectly beneficially owns and controls the voting of 37.5% of our common stock. Circumstances may occur in which the interests of Granaria Holdings B.V. and ABN AMRO Participaties B.V. could be in conflict with the interests of other investors. If we encounter financial difficulties, or are unable to pay certain of our debts as they mature, the interests of our controlling shareholders (whether or not as holders of our equity securities) might conflict with those of the other investors.
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
      We are involved in various stages of investigation and remediation of soil and groundwater at approximately 15 sites as a result of past and present operations, including currently owned and formerly owned plants. Also, we have received notice that we may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, as a potentially responsible party at approximately 25 additional sites. Any potential liability to fund environmental remediation activities could have a material adverse effect on our covenant compliance with the forbearance agreements, as described elsewhere in this report, and our liquidity given our current financial condition.
      The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on our available information and experience with environmental remediation matters, we have accrued reserves for our best estimate of remediation costs. In addition, in the course of our 1998 bankruptcy emergence, we obtained an agreement with the United States Environmental Protection Agency and Department of Interior and the states of Arizona, Michigan and Oklahoma whereby we have limited responsibility to them for response costs and natural resource damages for environmental contamination of sites not owned by us that is attributable to our pre-1998 bankruptcy activities. We retain all of our defenses, legal or factual, at such sites. However, if we are found liable for such contamination at any of these sites, our liability is capped at approximately 37% of the liability amount.

      We incurred environmental compliance expenses of $8.7 million in 2002, $8.3 million in 2003, and $8.1 million in 2004. We expect to incur approximately $8.0 million in 2005.
      In addition, we made capital expenditures for environmental compliance and remediation of $0.6 million in 2002, $0.6 million in 2003, and $1.9 million in 2004. We expect to incur approximately $2.5 million in 2005.
      We had total remediation expenditures of $1.2 million in 2002, $3.3 million in 2003, and $2.2 million in 2004, of which $1.2 million in 2002, $2.8 million in 2003, and $2.2 million in 2004 were charged to our accrued environmental reserves. As of November 30, 2003, we had $9.3 million, and as of November 30, 2004, we had $5.7 million accrued for sold divisions and businesses related to legal and environmental matters. In addition, as of November 30, 2003, we had $1.6 million, and as of November 30, 2004, we had $1.4 million accrued in other accrued liabilities related to environmental liabilities for our on-going businesses.

Impairment of Long-Lived Assets, including Goodwill
      We review for impairment the carrying value of our long-lived assets held for use and assets to be disposed of. For assets held for use, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. For assets to be disposed of, the recorded amount is the lower of the carrying value or fair value less cost to sell. We do not amortize goodwill, but we complete an annual impairment test. These evaluations require us to forecast our future cash flows or current fair values, which require significant judgment. As of November 30, 2003, we had recorded $152.0 million of goodwill, and as of November 30, 2004, we had recorded $126.2 million of goodwill. In addition, as of November 30, 2003, we had recorded $150.8 million of property, plant, and equipment, net (our primary long-lived asset), and as of November 30, 2004, we had recorded $157.7 million of property, plant, and equipment, net.
      Based on a combination of factors, particularly: (1) our current and projected operating results; (2) the loss of several key automotive programs prior to November 30, 2004; and (3) the overall deterioration in the U.S. automotive industry, prior to finalizing our fiscal year 2004 annual financial statements, we concluded there were sufficient indicators to require us to assess whether the recorded goodwill balance of our Hillsdale segment was impaired at November 30, 2004. Based on a valuation of our Hillsdale reporting unit, we concluded that the goodwill in our Hillsdale reporting unit was impaired. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) within this reporting unit. Based on this allocation, we wrote off $34.8 million of goodwill in the Hillsdale reporting unit as a non-cash charge to continuing operations during the fourth quarter of fiscal 2004.

Revenue Recognition
      We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. These conditions are met at the time we ship our products to our customers. Net Sales and Cost of Products Sold include transportation costs that are billed to customers. For certain products sold under fixed-price contracts and subcontracts with various United States Government agencies and aerospace and defense contractors, we utilize the percentage-of-completion method of accounting. When we use the percentage-of-completion method, we measure our percent complete based on total costs incurred to date as compared to our best estimate of total costs to be incurred. Under the percentage-of-completion method, contract costs include direct material, labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools and facility costs. Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made.
      As noted above, the United States Government has the right to terminate contracts at its convenience. If the United States Government were to terminate one or more of our contracts, we may be required to write-off a portion of our asset called costs and estimated earnings in excess of billings.

      We provided for estimated losses on uncompleted contracts of $0.2 million at November 30, 2003 and $0.1 million at November 30, 2004. The percentage of completion method requires a higher degree of judgment and use of estimates than other revenue recognition methods. The primary judgments and estimates involved include our ability to accurately estimate the contracts’ percent complete and the reasonableness of the estimated costs to complete as of each financial reporting period.

Off-Balance Sheet Qualifying Special Purposes Entity
      We have an off-balance sheet accounts receivable asset-backed qualifying special purpose entity to assist us in our capital resources and liquidity. Under this arrangement, we sell certain receivables to the off-balance sheet entity, which in turn sells an interest in the revolving pool of receivables to a major U.S. financial institution. We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. We continue to service sold receivables and receive a monthly servicing fee of approximately 1% per annum of the receivable pool’s average balance. The accounting for qualifying special purpose entities is a complex and evolving area of accounting. In the event the accounting is modified in the future, we may be forced to consolidate the off-balance sheet special purpose entity which could have a significant impact on our financial position. Our retained interest in the off-balance sheet entity, which is recorded as an asset on our balance sheet, was $63.3 million at November 30, 2003 and $34.3 million at November 30, 2004. The revolving pool of receivables that the off-balance sheet entity owned and we serviced totaled $64.9 million at November 30, 2003 and $69.2 million at November 30, 2004. The outstanding balance of the interest sold to the financial institution recorded on the off-balance sheet special purpose entities’ financial statements was zero at November 30, 2003 and $32.7 million at November 30, 2004.

Pension Benefit Plans Assumptions
      We sponsor pension plans covering substantially all employees who meet certain eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as discount rate, expected return on plan assets and rate of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension benefit expenses we have recorded or may record in the future. Assuming a constant employee base, we estimate that as of November 30, 2004, a 25 basis point change in the discount rate, would change the annual pension expense by approximately $0.4 million and change our pension benefit obligation by $7.9 million. Additionally, a 25 basis point change in the expected return on plan assets would change the annual pension expense by approximately $0.6 million.
      In 2005, we will consider conducting a detailed mortality experience study to determine if we should consider adopting a more recently issued actuarial mortality table, which would increase our pension plan benefit obligations by approximately $8.2 million (assuming all assumptions at November 30, 2004 are held constant) and increase our annual expense by approximately $1.0 million. If we elect to adopt this more recent actuarial mortality table and if our plan assets do not increase more than the liabilities, our pension plans may become underfunded. If this occurs, we would be forced to write-off substantially all of our $59.4 million prepaid pension asset as of November 30, 2004 and record an additional minimum pension liability for the unfunded amount by a non-cash charge to other comprehensive income (“OCI”), resulting in an increased deficiency in our shareholders’ equity.
      The write-off to OCI of the prepaid pension asset and the accrual for the pension liability are all non-cash items that are required under United States generally accepted accounting principles (“GAAP”). The accounting treatment under GAAP is different from the funding requirements mandated by the Employee Retirement Income Security Act of 1974 (“ERISA”). Accordingly, based on the current ERISA funding rules, we do not expect these non-cash charges to OCI to impact the need for potential cash contributions to our pension plans. Under the pension funding assumptions currently being utilized and rules currently dictated by ERISA, we do not anticipate a requirement for any cash contributions during the next several years.

However, at our discretion, we may make voluntary contributions from time to time, based on our cash position, deductibility limits, and overall financial status, and the potential to further strengthen the funded status of the plans over the long-term.

Deferred Stripping Costs
      In our Filtration and Minerals Segment, we charge our mining costs to Cost of Products Sold as sales occur. However, we defer and amortize certain mining costs on a units-of-production basis over the estimated life of the particular section of a mine, based on estimated recoverable cubic yards of ore in that section. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. We include our deferred stripping costs in Other Assets, net in our accompanying balance sheets.
      We evaluate the carrying value of our deferred stripping costs utilizing a SFAS No. 144 model by comparing the carrying amount of the asset against the estimated undiscounted future cash flows. If the undiscounted cash flows are less than the carrying value, an impairment loss is recorded for the difference between the fair value of the asset and the carrying value.
      Because we amortize these costs using the units-of-production method based on the estimate of ore that is mineable in each section of the mine, the amount of deferred stripping amortized in each period will vary based on the amount of deferred stripping activity versus production activity during a given period. Our accounting policy is to amortize the deferred stripping costs for a specific mineable deposit over the specific mineable deposit’s estimated life into Depreciation and Amortization when production of that specific mineable deposit’s ore occurs. We expect our existing deferred stripping costs to be fully amortized within 10 years which is our estimated completion of our active mining deposit locations. In the future, we will incur additional deferred stripping costs related to our reserves which are not yet active.
      The accounting for deferred stripping costs is mixed in practice, and some mining companies expense deferred stripping as incurred which results in greater volatility in reported results. In addition, some mining companies defer inner-burden or embedded burden costs, which we do not defer. We believe our accounting policy, which is generally accepted in the mining industry, provides a smoothing of the cost of over-burden waste-rock removal over the life of the mine, rather than expensing it as incurred, and provides a better matching of revenues with expenses. As of November 30, 2003, we had $4.8 million and as of November 30, 2004, we had $4.4 million recorded for deferred stripping.
      The EITF has issued Issue No. 04-6 for the task force to discuss, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” The issue is attempting to address numerous implementation and consistency issues for the mining industry, including the appropriate accounting for deferred stripping costs. Any consensus reached by the EITF on this issue could result in a change to our accounting policy on Deferred Stripping and as a result may have a material impact on our financial condition or results of operations.

Legal and Environmental Contingencies
      We are a defendant in numerous litigation and regulatory matters including those involving environmental law, employment law and patent law, as discussed in Note R of our November 30, 2004 financial statements included elsewhere in this report. As required by SFAS No. 5, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel and environmental experts handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should these matters result in an adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such judgment or settlement occurs.

Estimates Used Relating to Restructuring, Divestitures, Discontinued Operations and Asset Impairments
      Over the last several years we have engaged in significant restructuring actions and divestitures, which have required us to develop formalized plans as they relate to exit activities. These plans have required us to utilize significant estimates related to salvage values of assets that were made redundant or obsolete. In addition, we have had to record estimated expenses for severance and other employee separation costs, lease cancellation and other exit costs. Given the significance and the timing of the execution of such actions, this process is complex and involves periodic reassessment of estimates made at the time the original decisions were made. Our policies, as supported by current authoritative guidance, require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As we continue to evaluate the business, there may be supplemental charges for new plan initiatives as well as changes in estimates to amounts previously recorded as payments are made or actions are completed. As of November 30, 2004, we had recorded on our balance sheet $5.7 million of accrued costs for sold divisions and businesses related to legal and environmental matters and $0.7 million in restructuring reserves.

Income Taxes and Tax Valuation Allowances
      We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of prudent and feasible tax planning strategies. These feasible tax planning strategies include the sale of certain assets which we expect could generate estimated taxable gains of approximately $60 million (see Note P contained in Part II, Item 8 of this report). If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a change in our effective tax rate and a material adverse impact on our reported results. Conversely, if we generate positive pre-tax income, we could be required to reduce our existing valuation allowance on a portion or all of our deferred tax assets resulting in a change in our effective tax rate and a material positive impact on our reported results. As of November 30, 2004, our gross deferred tax assets were approximately $71.6 million and our gross deferred tax liabilities were approximately $44.8 million. These amounts were reduced by a valuation allowance of $12.5 million for a net deferred tax asset of $14.3 million.

Other Significant Accounting Policies
      Other significant accounting policies, not involving the same level of uncertainties as those discussed above, are nevertheless important to an understanding of our financial statements. See Note B to the November 30, 2004 consolidated financial statements included elsewhere in this report which discusses our other significant accounting policies.
RESULTS OF OPERATIONS
      During the first quarter of 2004, we elected to modify our reportable business segment information and move from reporting three business segments (Automotive, Technologies and Filtration and Minerals) to reporting six business segments (Hillsdale, Wolverine, Power Group, Specialty Materials Group, Pharmaceutical Services, and Filtration and Minerals), which was consistent with how our chief operating decision maker reviewed the performance of the businesses at that time. During the fourth quarter of 2004, our chief operating decision maker elected to separate our Power Group into two separate business units to better serve our customers and to better focus on penetrating existing and new markets. As a result, we separated our Power Group into the Defense and Space Power Segment and the Commercial Power Solutions Segment. We have restated our prior period segment information to conform to the new presentation. The following summary financial information about our industry segment data is presented to gain a better understanding of the narrative discussion below about our business segments. See Note T in our November 30, 2004 consolidated financial statements for additional financial information by segment. All references herein to years are to our fiscal year ended November 30 unless otherwise indicated (in thousands of dollars).

				2002 to 2003		2003 to 2004

	2002	2003	2004	Change	%	Change	%

Net Sales
Hillsdale	$342,678	$323,838	$317,714	$(18,840)	(5.5)	$(6,124)	(1.9)
Wolverine	79,367	89,852	106,523	10,485	13.2	16,671	18.6
Defense and Space Power	98,074	130,834	151,966	32,760	33.4	21,132	16.2
Commercial Power Solutions	6,546	13,024	13,897	6,478	99.0	873	6.7
Precision Products — divested July 17, 2002	3,435	—	—	(3,435)	(100.0)	—	—
Specialty Materials Group	32,271	28,097	22,309	(4,174)	(12.9)	(5,788)	(20.6)
Pharmaceutical Services	13,200	9,088	12,491	(4,112)	(31.2)	3,403	37.4
Filtration and Minerals	82,129	78,567	82,437	(3,562)	(4.3)	3,870	4.9

	$657,700	$673,300	$707,337	$15,600	2.4	$34,037	5.1

Operating Income (Loss)
Hillsdale	$2,271	$6,922	$(39,763)	$4,651	204.8	$(46,685)	N/A
Wolverine	8,230	14,566	15,552	6,336	77.0	986	6.8
Defense and Space Power	(4,313)	20,719	15,835	25,032	N/A	(4,884)	(23.6)
Commercial Power Solutions	(330)	4,570	(6,590)	4,900	N/A	(11,160)	N/A
Precision Products — divested July 17, 2002	(318)	—	—	318	100.0	—	—
Specialty Materials Group	(997)	6,118	6,603	7,115	N/A	485	7.9
Pharmaceutical Services	2,329	2,714	1,628	385	16.5	(1,086)	(40.0)
Filtration and Minerals	8,078	5,285	3,845	(2,793)	(34.6)	(1,440)	(27.2)
Divested Divisions	(6,497)	—	(5,471)	6,497	100.0	(5,471)	(100.0)
Corporate/Intersegment	(4,318)	(3,312)	(4,751)	1,006	23.3	(1,439)	(43.4)

	$4,135	$57,582	$(13,112)	$53,447	1,292.6	$(70,694)	N/A

2004 Compared to 2003

Hillsdale Segment
      Sales decreased $6.1 million, or 1.9%, to $317.7 million in 2004 from $323.8 million in 2003. The sales decrease was comprised of $3.0 million of lower volumes and $5.0 million, or 1.6%, of lower average selling prices, which were partially offset by a change in status from a Tier 2 vendor (where we only bill value add work) to a Tier 1 vendor (where we also bill for materials at cost) which increased sales by $1.9 million with no impact on gross margin or operating income (loss).
      The lower volume was primarily a result of the continued phase-out of several programs that reduced sales by $14.1 million, a $4.3 million reduction in North American build levels for models we source to Honda, Hillsdale’s second largest customer, and a $1.6 million reduction in sales to Mitsubishi. These decreases were partially offset by sales increases of (a) a new technology transmission micro-filtration program to Ford of $6.1 million, (b) sales of Allison transmission components of $3.4 million, (c) sales of Daimler Chrysler dampers of $2.5 million, and (d) the launch of two new General Motors dampers programs for the L4 and L5 engines which increased sales by $3.5 million. The remainder of the sales variance is primarily due to the decreases in overall automotive builds.
      Operating income decreased $46.7 million to a loss of $39.8 million in 2004 from income of $6.9 million in 2003. Earnings have been impacted throughout 2004 by the costs to consolidate some of our U.S. production facilities and by the transition costs to establish a China sourcing base. These initiatives have proved more difficult than management anticipated and they have diluted management focus on remaining plant operations. This has resulted in lower productivity growth in 2004 for these plants than we have achieved in recent years. We are also incurring higher steel costs that we believe will continue to impact earnings into 2005. To date, we have been unable to completely recover these cost increases through surcharges to our customers. The decreased operating income is primarily attributable to the following favorable/(unfavorable) items:

a. The impact of lower average selling prices which reduced operating income by ($5.0) million;

b. Changes in volume which decreased gross margins by ($0.7) million;

c. Restructuring costs of approximately ($4.0) million to close two U.S. production facilities and to establish a China sourcing base;

d. Production issues that reduced operating income by ($2.0) million primarily due to premium air freight and overtime costs driven by capacity and quality problems on two programs, and other operating issues;

e. Increased steel costs of ($2.0) million on a net basis;

f. Goodwill impairment charge of ($34.8) million due to the decrease in Hillsdale’s value;

g. Increased hourly rates and health care costs of ($2.5) million; partially offset by

h. Improved operating income due to lower depreciation and amortization costs of $4.4 million due primarily to lower capital spending in recent years.
      The North American automotive market remains a highly competitive market that is subject to potentially significant volume changes. We expect these competitive pressures to continue and possibly intensify. Our customers are consolidating their supplier base, increasing international sourcing and intensifying pressure for price reductions. In addition, market forecasts indicate that the Big 3 U.S. OEM’s will reduce production volumes in 2005, particularly during the first half of the year to reduce historically high inventory levels. We expect this will negatively impact the SUV and light truck market segment, where Hillsdale has a relatively high concentration of its sales.
      In addition, during 2004, steel cost increases were imposed by suppliers due to market conditions in the steel industry. While Hillsdale has been able to somewhat mitigate the impact of these increases to date through negotiations with both suppliers and customers, there is no assurance it will be able to continue to do so in the future. Steel prices have recently abated; however, there can be no assurance as to the future direction of steel prices.
      As a result of the 2004 financial performance of Hillsdale and the loss of programs with two customers totaling $30 million in annual sales subsequent to November 30, 2004, in February 2005, we hired Giuliani Capital Advisors LLC to assist us in performing a detailed strategic and financial performance review of Hillsdale’s operations. This review will include a comprehensive strategy to improve operating and financial performance, including further plant consolidations, a detailed assessment of our China sourcing initiatives, and an assessment of our long-term customer profitability. The outcome of this comprehensive strategy could lead to the closure of one or more plants which may result in material impairments of certain assets and potential restructuring costs.

Wolverine Segment
      Sales increased $16.7 million, or 18.6%, to $106.5 million in 2004 from $89.9 million in 2003. Excluding the impact of favorable foreign currency exchange rates (approximately 40% of Wolverine’s sales are in Europe), sales increased 14.4%. This sales increase was due entirely to volume gains, as pricing was essentially flat in 2004. The volume increases are primarily related to new brake programs in Europe and new engine gasket programs in the United States. Sales mix has been somewhat negative as engine gasket sales have lower margins due to the higher cost of the stainless steel commonly utilized in this product offering.

      Operating income increased $1.0 million, or 6.8%, to $15.6 million in 2004 from $14.6 million in 2003. The increase in operating income is primarily due to the following favorable/(unfavorable) items:

a. $4.4 million of increased volume which was partially offset by negative mix discussed above;

b. $2.8 million of favorable foreign currency exchange rates;

c. ($0.5) million of costs incurred in the first quarter of 2004 to close our high cost Inkster, Michigan manufacturing line;

d. ($0.6) million of increased costs incurred in the first quarter of 2004 primarily due to the closure of Wolverine’s primary manufacturing facility for three days due to weather conditions;

e. ($4.5) million of increased commodity costs, primarily related to steel, oil and other solvents required in the manufacturing process; and

f. ($1.4) million in increased manufacturing labor and healthcare costs.
      In addition to increased steel costs, Wolverine is experiencing periodic difficulty in procuring adequate sources of specific steel grades which is resulting in adjustments to production schedules and decreased manufacturing efficiency. If the ability to procure appropriate steel grades does not improve, or if it deteriorates in the future, Wolverine’s ability to meet customer demands in a timely manner may be jeopardized and operating efficiency will continue to suffer.

Defense and Space Power Segment
      Sales in our Defense and Space Power Segment increased $21.1 million, or 16.2%, to $152.0 million in 2004 from $130.8 million in 2003. This increase includes $11.0 million in missile battery sales, $4.5 million in space batteries, and $5.6 million in customer funded product development contracts.
      Operating income decreased $4.9 million, or 23.6%, to $15.8 million in 2004 from $20.7 million in 2003. The decrease in operating income is primarily due to the following favorable/ (unfavorable) items:

a. $5.0 million due to increased volumes;

b. $1.8 million related to favorable pricing;

c. ($2.7) million increase in selling, general and administrative expenses for consulting, and increased staffing; and

d. ($9.0) million for reduced margins primarily due to reduced booking rates for two long-term contracts accounted for under the percentage of completion method of accounting due to reduced productivity assumptions ($6.0 million) and unfavorable foreign exchange rates ($3.0 million).
      Our margin booking rates were negatively impacted due to a combination of issues on our two largest contracts. These factors impacting the rates were (a) unanticipated start-up issues with new automated machinery in our Phoenix manufacturing facility, and (b) lower than anticipated productivity in our Vancouver B.C. plant. It was projected that our Phoenix plant would reach full capacity during the fourth quarter of 2004; however, due to a variety of issues we achieved approximately 30-40% of our full capacity at that time. In addition to the lower than projected productivity at our Vancouver B.C. facility we were also negatively impacted by the continued weakness of the U.S. dollar to the Canadian dollar, especially in the fourth quarter of 2004.

Commercial Power Solutions Segment
      Sales increased $0.9 million, or 6.7%, to $13.9 million in 2004 from $13.0 million in 2003. This increase was primarily driven by volume growth in the medical battery business.
      Operating income decreased $11.2 million to a loss of $6.6 million in 2004 from income of $4.6 million in 2003. The decrease is primarily due to a $6.2 million insurance gain recorded in 2003, and $4.4 million of start-up operating losses to support the future growth in our EaglePicher Horizon Batteries venture.

Specialty Materials Group Segment
      Sales decreased $5.8 million, or 20.6%, to $22.3 million in 2004 from $28.1 million in 2003. This sales decrease was primarily due to discontinuation of certain product lines in 2003 ($3.6 million in 2003), and reduced demand for nuclear power plant products, partially offset by increased demand for semiconductor products.
      In April 2004, we sold our Environmental Sciences & Technology division for cash of approximately $23.0 million. We have accounted for this sale as a Discontinued Operation and therefore restated our 2003 and 2004 financial results to exclude this division’s operating results from income from continuing operations.
      Operating income increased $0.5 million, or 7.9%, to $6.6 million in 2004 from $6.1 million in 2003. The increase in operating income was primarily due to $2.3 million of accelerated depreciation expense recorded in 2003 as a result of product lines that we discontinued at that time and reduced gross margins as a result of the sales decrease, partially offset by lower selling, general, and administrative expenses allocated to the business.

Pharmaceutical Services Segment
      Sales increased $3.4 million, or 37.4%, to $12.5 million in 2004 from $9.1 million in 2003. This increase is primarily related to general overall improvement in the business.
      Operating income decreased $1.1 million, or 40.0%, to $1.6 million in 2004 from $2.7 million in 2003. This decrease is primarily due to a $2.8 million insurance gain recorded in 2003 and $0.5 million of insurance losses recorded in 2004, which were partially offset by increased volume and favorable sales mix.

Filtration and Minerals Segment
      Sales increased $3.8 million, or 4.9%, to $82.4 million in 2004 from $78.6 million in 2003. The sales increase was primarily due to increased volumes as the impact of lower pricing in Europe was offset by favorable foreign currency exchange rates. The sales increase is primarily related to increased sales in our targeted filtration and additives market.
      Operating income decreased $1.5 million, or 27.2%, to $3.8 million in 2004 from $5.3 million in 2003. This decrease was primarily related to increased gross margins on higher sales volume and favorable foreign currency, which was more than offset by $2.5 million of higher ore mining, fuel costs, maintenance supplies and deferred strip amortization, as well as a $0.6 million unfavorable inventory valuation adjustment, and manufacturing related costs (e.g. healthcare, maintenance supplies, and power).

Company Discussion
      Net sales. Net sales increased $34.0 million, or 5.1%, to $707.3 million in 2004 from $673.3 million in 2003. The sales increase was primarily driven by a $21.1 million, or 16.2%, increase in our Defense and Space Power Segment related to higher volumes, and a $16.7 million, or 18.6%, increase in our Wolverine Segment, primarily due to a 14.4% volume increase. See above for a more detailed discussion of the individual segments’ results.
      Cost of products sold (exclusive of depreciation). Costs of products sold increased $58.0 million, or 11.3%, to $571.1 million in 2004 from $513.1 million in 2003. Our gross margin decreased $24.0 million, or 15.0%, to $136.2 million in 2004 from $160.2 million in 2003, and the gross margin percentage decreased 4.5% to 19.3% from 23.8%. The deterioration of our gross margin is primarily the result of the following favorable/(unfavorable) items:

a. ($6.5) million of increased steel costs in our Wolverine and Hillsdale Segments and costs associated with disruptions in our steel supply in our Wolverine Segment;

b. ($2.5) million of increased ore mining, maintenance supplies and energy costs in our Filtration and Minerals Segment;

c. ($9.0) million of lower average selling prices, plant restructuring and China sourcing start-up costs in our Hillsdale Segment;

d. ($1.8) million of negative gross margins in EaglePicher Horizon Batteries;

e. ($1.0) million of increased actuarial calculated non-cash pension costs;

f. ($2.0) of production issues primarily due to premium air freight and overtime costs driven by capacity and quality problems on two Hillsdale programs, and other operating issues;

g. Increased labor and medical costs due to economics;

h. ($9.0) million in reduced margins primarily due to reduced booking rates for two long-term contracts accounted for under the percentage of completion method of accounting due to reduced productivity assumptions and unfavorable foreign currency exchange rates in our Defense and Space Power Segment; which were partially offset by

i. $9.4 million of increased volumes in our Wolverine and Defense and Space Power Segments.
      Selling and administrative. Selling and administrative expense increased $3.5 million, or 5.5%, to $66.7 million in 2004 from $63.2 million in 2003. This increase is primarily related to the following favorable/(unfavorable) items:

a. $3.1 million of reduced annual and long-term bonus expense in 2004 due to the significantly reduced bonus’ paid to management for 2004 performance;

b. ($2.4) million of increased selling expenses in our Commercial Power Solutions Segment to support growth in EaglePicher Horizon Batteries;

c. ($1.4) million of increased costs to support the selling activities and higher sales volumes in our Defense and Space Power Segment;

d. ($1.0) million of reduced Supplemental Executive Retirement Plan expenses in 2003 due to the termination of the plan; and

e. ($1.4) million of costs incurred to support the sale of certain businesses.
      Depreciation and amortization. Depreciation and amortization decreased $7.0 million, or 14.7%, to $40.7 million in 2004 from $47.7 million in 2003. This decrease was primarily related to $2.1 million of accelerated depreciation expense recorded in 2003 for product lines that were discontinued at that time, and for certain assets whose depreciation was completed in 2003 and 2004. Our reduced capital expenditures in 2002 and 2003 also contributed to reduced depreciation expense in 2004.
      Restructuring and asset impairments. During 2004, we recorded $1.0 million of expense to true-up our 2001 and 2002 restructuring charges ($0.4 million), and to record asset impairments for assets no longer in use ($0.6 million).
      Loss from divestitures. All amounts recorded in loss from divestitures expense relate to operations that were sold or that were divested prior to November 30, 2003. During 2004, we recorded $0.8 million related to old workers compensation claims, $2.6 million related to a litigation settlement of a claim for a division sold effective December 1999, and $2.1 million in other divested division environmental and legal matters.
      Insurance related losses/(gains). In 2003, we recorded two insurance gains. The first was a $2.8 million gain related to a final settlement with our insurance carrier on a fire that occurred during the third quarter of 2001. The second gain was for $5.5 million primarily related to the settlement of a claim with our insurance carrier over the coverage on a fire during 2002 at our Seneca, Missouri non-operating facility. In 2004, the $0.7 million loss is primarily related to settling a lawsuit related to assets which were destroyed in a fire.
      Goodwill impairment. Based on a combination of factors, particularly: (1) our current and projected operating results; (2) the loss of several key automotive programs prior to November 30, 2004; and (3) the overall deterioration in the U.S. automotive industry, prior to finalizing our fiscal year 2004 annual financial statements, we concluded there were sufficient indicators to require us to assess whether the recorded goodwill balance of our Hillsdale segment was impaired at November 30, 2004. Based on a valuation of our Hillsdale reporting unit, we concluded that the goodwill in our Hillsdale reporting unit was impaired. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) within this reporting unit. Based on this allocation, we wrote off $34.8 million of goodwill in the Hillsdale reporting unit as a non-cash charge to continuing operations during the fourth quarter of fiscal 2004.
      Operating Income. Operating income decreased $70.7 million, to a loss of $13.1 million in 2004 from income of $57.6 million in 2003. This change was primarily the result of the following favorable/(unfavorable) items (in million of dollars):

a.	Gross margins	$(24.0)
b.	Selling and administrative expenses	(3.5)
c.	Depreciation and amortization	7.0
d.	Restructuring and asset impairments in 2004	(1.0)
e.	Loss from divestitures in 2004	(5.5)
f.	Goodwill impairment in 2004	(34.8)
g.	Insurance related gains in 2003 and losses in 2004	(8.9)

		$(70.7)

      See above for a discussion of the variances in each of these line items.
      Interest expense. Interest expense was $36.7 million in 2004 and $34.0 million in 2003 (not including $0.9 million in 2004 and $4.8 million in 2003 which was allocated to discontinued operations). Including interest allocated to discontinued operations, our year over year interest expense decreased $1.2 million in 2004 primarily due to lower interest rates.
      Preferred stock dividends accrued. Effective September 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain instruments be classified as liabilities in our balance sheet. The effect of the adoption was that, as of September 1, 2003, we reclassified the current redemption value plus unpaid dividends on our redeemable preferred stock to long-term liabilities, and the accrual of dividends payable for periods ending after September 1, 2003 has been recorded as a component of non-operating expenses in our consolidated statements of operations. During 2003, $4.1 million of dividends have been accrued as a component of other non-operating expenses and $12.3 million was accrued as a deduction from net income in arriving at loss available to common shareholders. During 2004, $16.7 million of dividends have been accrued as a component of non-operating income. In accordance with this statement, the prior period financial statements have not been reclassified.
      Other income (expense), net. Other income (expense), net increased $3.3 million to income of $1.7 million in 2004 from a loss of $1.6 million in 2003. This increase is primarily related to reduced losses on foreign currency exchange rate forward contract hedges in the Corporate Segment which are entered into to offset foreign currency exchange rate exposures in the operating segments.
      Write-off of deferred financing costs. During 2003, we wrote-off $6.3 million of deferred financing costs in connection with the retirement of our former senior secured credit facility and the redemption of approximately 95% of our senior subordinated notes. In addition, in 2004, we wrote-off $0.5 million of costs in connection with retiring the remaining 5% of our senior subordinated notes.
      Income tax provision (benefit). Income tax benefit was $6.6 million in 2004 compared to a provision of $2.8 million in 2003 (excluding $0.6 million of tax benefit which was allocated to discontinued operations in 2003). The 2003 provision relates to the allocation of income and loss between the United States and foreign jurisdictions and primarily represent the estimated tax that will be due in certain jurisdictions where no tax benefit can be assured from utilizing previous losses. There was no U.S. Federal or state tax benefit or provision recorded during 2003. During 2004, in an effort to better manage our outstanding borrowings, we elected to repatriate the earnings of certain of our foreign subsidiaries. As a result of this repatriation, we determined that we can no longer consider the unremitted earnings of these subsidiaries to be permanently invested outside of the United States, and pursuant to APB Opinion No. 23, “Accounting for Income Taxes — Special Areas,” we recorded a tax provision of approximately $7.2 million. As of November 30, 2004, we have provided taxes on all foreign earnings. In addition, during 2004, we recorded an income tax benefit of approximately $7.5 million related to the write-off of goodwill associated with our Hillsdale segment.

We primarily generate our revenues in the United States and in certain foreign jurisdictions, including Canada, Mexico, Asia and Germany. For the three years ended November 30, 2004, we had cumulative sources of income (loss) from continuing operations before income taxes in the United States of ($110.0) million and in foreign locations of $27.6 million. Our cumulative losses in the United States were primarily the result of (i) the amortization of goodwill primarily in the U.S. operations prior to our adoption of SFAS No. 142 on December 1, 2003, (ii) the fact that our debt is primarily U.S. based and accordingly most of our interest expense is U.S. based, (iii) our Goodwill impairment charge for our Hillsdale Segment in 2004, and (iv) in the past three years, we have had significant expenses related to restructuring charges, legal costs, environmental liabilities and divestitures, substantially all of which have been U.S. based.
      Discontinued operations. During 2003, we accounted for our Hillsdale U.K. operation as a discontinued operation. In addition, during 2003 we accounted for the sale of certain assets of our Germanium-based business as a discontinued operation. During 2004, we accounted for the sale of our Environmental Science & Technology division as a discontinued operation. Accordingly, we have restated our prior period financial statements to conform to the discontinued operations presentation.
      Cumulative effect of accounting change. Effective September 1, 2004, we adopted EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies.” Upon adoption, this consensus requires that we account for our investment in a start-up manufacturing company as an equity method investment. The consensus was effective for us on September 1, 2004 and required that we record as a cumulative effect of a change in accounting principle in our fourth quarter of 2004 an after-tax charge of $0.2 million.
      Net income (loss). Our loss increased $55.1 million to a net loss of $52.3 million in 2004 from net income of $2.8 million in 2003. This decline is the result of the items discussed above.

2003 Compared to 2002

Hillsdale Segment
      Sales decreased $18.8 million, or 5.5%, to $323.8 million in 2003 from $342.7 million in 2002. This decline in sales is primarily related to the 4.0%-4.5% decrease in overall North American light vehicle production levels in 2003 and the phase-out of three programs. The sales decrease for the three program phase-outs totaled $31.1 million, including $10.5 million for a Ford Motor Company transmission pump, $9.6 million for a General Motors connecting rod program, and $11.0 million for an Acura knuckle program. Partially offsetting these program losses was $5.0 million related to a new technology micro-filtration transmission program and a Mitsubishi knuckle program. Hillsdale’s customer/platform mix compares favorably to the industry composite sales performance, which also contributed to partially offsetting the overall North American light vehicle production decrease and the decreases from the three program phase-outs. Approximately 36% of Hillsdale sales are to U.S. operations of Japanese automakers and 19% are related to General Motors light trucks and SUVs, which continue to outperform the overall industry growth rate.
      Operating income increased $4.7 million, or 204.8%, to $6.9 million in 2003 from $2.3 million in 2002. This $4.7 million improvement in operating income was primarily due to the following favorable/(unfavorable) items:

a. $7.0 million reduction in costs due to productivity and cost improvements;

b. ($2.9) million in price decreases;

c. ($3.9) million of increased costs primarily related to increased start-up costs related to a new Visteon program ($1.0 million), expedited freight costs due to production schedule issues ($0.9 million), and other higher operating costs ($2.0 million), primarily related to higher energy, and wage and benefits expenses at our unionized facilities;

d. $3.4 million reduction in goodwill amortization expense in 2003 compared to 2002 (due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which no longer requires the amortization of goodwill); and

e. $1.1 million in additional depreciation expense recorded in 2002 related to adjustments to bring the estimated useful lives of certain equipment within this segment in line with estimated periods of active production.
      Hillsdale’s decrease in margin associated with the volume changes discussed above was essentially offset by favorable sales mix.

Wolverine Segment
      Sales increased $10.5 million, or 13.2%, to $89.9 million in 2003 from $79.4 million in 2002. This increase is due to a 6.4% volume increase despite lower overall North American automotive production levels and 6.8% favorable foreign currency exchange rates as a result of the strengthening of the Euro. Approximately 40% of our Wolverine division’s sales are European. Wolverine’s volume increases were driven by increased gasket material sales primarily as a result of new program wins in North America, and increased brake programs with original equipment manufacturers in Europe, as well as other new programs with original equipment manufacturers.
      Operating income increased $6.3 million, or 77.0%, to $14.6 million in 2003 from $8.2 million in 2002. This $6.3 million improvement in operating income was primarily due to the following favorable/(unfavorable) items:

a. $1.4 million reduction in costs due to productivity and cost improvements;

b. ($4.0) million of increased costs primarily related to a supplier related quality issue ($1.0 million), and other higher operating costs ($3.0 million), primarily related to higher energy, and wage and benefits expenses at our unionized facilities;

c. $4.3 million of increase volumes and favorable foreign currency exchange rates; and

d. $4.6 million reduction in goodwill amortization expense in 2003 compared to 2002 (due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which no longer requires the amortization of goodwill).

Defense and Space Power Segment
      Sales increased $32.8 million, or 33.4%, to $130.8 million from 98.1 million. This increase is primarily related to new contracts, improved pricing, and increased defense spending. Growth was particularly strong in battery sales to Boeing Corporation, the U.S. Government, and customer funded product development contracts. We were awarded several significant military and space battery contracts.
      Operating income improved $25.0 million to income of $20.7 million in 2003 from a loss of $4.3 million in 2002. Included in the 2002 amount were the following unusual items that reduced 2002 operating income by $3.8 million and affect the comparability of 2002 and 2003.

a. $1.9 million of legal expenses and legal settlement charges recorded in Selling and Administrative expenses;

b. $0.4 million of officer severance compensation included in Selling and Administrative expense; and

c. $1.5 million of income from an inventory adjustment to adjust inventory values to equal actual physical counts.
      Included in the 2003 amount were the following unusual items that increased 2003 operating income by $4.0 million and affect the comparability of 2002 and 2003.

a. ($0.4) million related to a reserve on receivables from Loral Corporation, a customer who has filed for bankruptcy; and

b. $4.4 million of lower goodwill amortization expense due to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on December 1, 2002.

      In addition, the following favorable/(unfavorable) items, with a net favorable total of $17.2 million in 2003, contributed to the improvement in operating income:

a. $4.6 million related to productivity initiatives from better management of our supply chain and six sigma production techniques

b. $11.3 million related to increased volumes; and

c. $1.3 million increase due to pricing.

Commercial Power Solutions Segment
      Sales increased $6.5 million, or 99.0%, to $13.0 million in 2003 from $6.5 million in 2002. This increase was driven by the re-introduction of lead acid batteries to the telecommunications industry and an overall improvement in on-time contract deliveries, as well as reducing our delinquencies through enhanced performance.
      Operating income improved $4.9 million to income of $4.6 in 2003 from a loss of $0.3 million in 2002. Included in the 2003 amount was $6.2 million of insurance gain related to the settlement of a fire insurance claim and $2.6 million of expense primarily related to the settlement of environmental and legal issues at our former Colorado Springs facility as discussed in the Item 3, Legal Proceeding, included elsewhere in this report. The remaining $1.3 million of net favorable items was the result of the increased sales discussed above, which were partially offset by management infrastructure expense to launch our commercial power products growth initiatives.

Specialty Materials Group Segment
      Sales decreased $4.2 million, or 12.9%, to $28.1 million in 2003 from $32.3 million in 2002. This decrease is primarily related to $1.5 million from two relatively small businesses that we exited during 2003, and $2.7 million due to a decrease in enriched boron sales, which are generally larger value orders that are not consistent in timing.
      Operating income improved $7.1 million to income of $6.1 million in 2003 from a loss of $1.0 million in 2002. Included in the 2002 amount were the following unusual items that reduced 2002 operating income by $9.3 million and affect the comparability of 2002 and 2003.

a. $3.8 million of legal expenses and legal settlement charges recorded in Selling and Administrative expenses; and

b. $5.5 million charge in restructuring expense recorded in the second quarter of 2002 associated with our decision to exit our Gallium-based specialty material business due to continued soft demand from customers in the telecommunications and semi-conductor markets. The $5.5 million restructuring charge included an inventory write-down of $2.9 million, representing the estimated loss incurred from the liquidation of current inventory. An additional $2.4 million was recorded in other accrued liabilities primarily related to the estimated loss of inventory to be purchased under a firm purchase commitment. Finally, a $0.2 million asset impairment charge was recorded against property, plant and equipment;
      Included in the 2003 amount were the following unusual items that increased 2003 operating income by $0.6 million and affect the comparability of 2002 and 2003.

a. ($2.1) million of depreciation expense as we accelerated our depreciation schedule for assets in businesses that we are exiting or restructuring;

b. $2.7 million in 2003 of lower goodwill amortization expense due to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on December 1, 2002.
      The remaining $2.8 million decrease in operating income was primarily the result of the lower sales discussed above in 2003.

Pharmaceutical Services Segment
      Sales decreased $4.1 million, or 31.2%, to $9.1 million in 2003 from $13.2 million in 2002. A fire in the third quarter of 2001 disrupted operations at our primary pharmaceutical manufacturing facility and resulted in customer concerns as to the potential impact on quality and sourcing capability. This led to the non-renewal of some contracts and general softening in orders due to customer concerns. In 2003, a Federal Drug Administration (“FDA”) quality audit was successfully completed with very favorable results, which was communicated to our customers. This enabled us to recapture orders from customers that were lost after the disruptive impact of the fire.
      Operating income improved $0.4 million, or 16.5%, to $2.7 million in 2003 from $2.3 million in 2002. Included in 2002 is an expense of $2.4 million for an insurance loss related to inventories damaged in a fire during the third quarter of 2001 at our Missouri bulk pharmaceutical manufacturing plant and included in 2003 is a $2.8 million insurance gain related to the same fire. The remaining $4.8 million of unfavorable items in 2003 is the result of the decreased sales, technical production difficulties and severance costs.

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

Company Discussion
      Net sales. Net Sales increased $15.6 million, or 2.4%, to $673.3 in 2003 from $657.7 in 2002. Excluding sales from our Precision Products business, which we divested in July 2002, net sales increased $19.0 million, or 2.9%. This increase was due to strong increases of 33.4% in our Defense and Space Power Segment and 13.2% in our Wolverine Segment, partially offset by decreases of 5.5% in our Hillsdale segment and 4.3% in our Filtration and Minerals Segment. See above for a discussion of the individual segments’ results.
      Cost of products sold (exclusive of depreciation). Costs of products sold decreased $0.5 million to $513.1 million in 2003 from $513.6 million in 2002. Our gross margin increased $16.1 million to $160.2 million in 2003 from $144.1 million in 2002, and the gross margin percentage increased 1.9 points from 21.9% to 23.8%, despite an increase in energy costs which represent a significant component of the operating costs of our Wolverine and Filtration and Minerals Segments. This margin rate improvement is primarily the result of productivity improvements in our Hillsdale and Defense and Space Power Segments, price increases in our Defense and Space Power Segment, improved sales mix in our Hillsdale Segment, and favorable foreign currency exchange rates as a result of the strengthening of the Euro in the Wolverine and Filtration and Minerals Segments.
      Selling and administrative. Selling and administrative expenses decreased $0.5 million, or 0.8%, to $63.2 million in 2003 from $63.7 million in 2002. The decreased expenses are primarily related to the following favorable/(unfavorable) items:

a. $3.1 million of decreased expenses related to environmental and legal matters;

b. $3.5 million in reduced officer severance costs and Supplemental Executive Retirement Plan expenses in 2003 compared to 2002;

c. $1.4 million of business consulting expenses in 2002 to develop a strategy for our Commercial Power Solutions Segment;

d. ($4.2) million of increased costs related to (a) strengthening our management team, (b) investing in the development of our Commercial Power Solutions Segment’s growth initiatives, and (c) pursuing international sourcing opportunities primarily in our Hillsdale Segment;

e. ($1.2) million higher severance and recruiting costs related to restructuring our Filtration and Minerals Segment’s management team; and

f. ($2.1) million in other general net cost increases.
      Depreciation and amortization. Depreciation and amortization expense increased $1.6 million, or 3.4%, to $47.7 million in 2003 from $46.2 million 2002. The increase in depreciation and amortization expense was primarily the result of accelerated depreciation expense for product lines that were exited in 2003, and for certain assets whose depreciation was completed in 2003.
      Goodwill amortization. Due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, no goodwill amortization expense was recorded in 2003 while 2002 included $14.6 million of expense. This new accounting standard required that we cease the amortization of goodwill, effective December 1, 2002, and complete an annual impairment test to determine if an impairment charge has occurred. We did not recognize any impairment charges in 2003.
      Restructuring. During 2002, we recorded $5.9 million of restructuring expense, which was primarily related to our announcement on May 31, 2002 to exit our Gallium business, due to the downturn in the fiber-optic, telecommunication and semiconductor markets. This resulted in a $5.5 million charge recorded in restructuring expense during the second quarter of 2002. This charge primarily represents the liquidation of existing inventories and an accrual for inventory to be purchased under firm purchase commitments. There were no restructuring charges in 2003.
      Loss from divestitures. All amounts recorded in loss from divestitures expense relate to operations that were sold or that were divested prior to November 30, 2002. During 2002, we completed the sale of our Precision Products business to a group of former employees and divisional management personnel. We recorded a $2.8 million loss on this sale in the second quarter of 2002. Also, during the second quarter of 2002, we recorded $3.4 million in accruals related to costs for certain litigation issues and environmental remediation costs. The remaining amounts related to worker’s compensation claims for employees of our sold divisions. There was no loss from divestitures during 2003.
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
      Operating income. Operating income improved $53.4 million to $57.6 million in 2003 from $4.1 million in 2002. This change was primarily the result of the following favorable/(unfavorable) items (in million of dollars):

a.	Gross margins	$16.1
b.	Selling and administrative expenses	0.5
c.	Depreciation and amortization	(1.6)
d.	Goodwill amortization expense (no longer amortized in 2003)	14.6
e.	Restructuring and asset impairments in 2002	5.9
f.	Loss from divestitures in 2002	6.5
g.	Insurance related gains in 2003 and losses in 2002	11.4

		$53.4

      Interest expense. Interest expense was $34.0 million in 2003 and $34.2 million in 2002 (not including $4.8 million in 2003 and $6.9 million in 2002 which was allocated to discontinued operations). Included in 2002 was $1.5 million in fees and other costs, primarily related to establishing our accounts receivable asset-backed securitization. Including the interest allocated to discontinued operations and excluding the one-time fees related to our accounts receivable asset-backed securitization, our reduced interest expense is due to lower average debt levels. As a result of our August 2003 refinancings, we incurred an additional $39.5 million of debt ($250.0 million of Senior Notes, due 2013, were issued to redeem $210.5 million of our existing $220.0 million of senior subordinated notes). These additional proceeds were used to reduce lower rate bank debt and the obligations of our accounts receivable asset-backed securitization.
      Preferred stock dividends accrued. Effective September 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain instruments be classified as liabilities in our balance sheet. The effect of the adoption was that, as of September 1, 2003, we reclassified the current redemption value plus unpaid dividends on our redeemable preferred stock to long-term liabilities, and the accrual of dividends payable for periods ending after September 1, 2003 has been recorded as a component of non-operating expenses in our consolidated statements of operations. During 2003, $4.1 million of dividends have been accrued in other non-operating expenses and $12.3 million was accrued as a deduction from net income in arriving at loss available to common shareholders. In accordance with this statement, the prior period financial statements have not been reclassified.
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
      Discontinued operations. During 2003, we accounted for our Hillsdale U.K. operation as a discontinued operation. In addition, during 2003 we accounted for the sale of certain assets of our Germanium-based business as a discontinued operation. Accordingly, we have restated our prior period financial statements to conform to the discontinued operations presentation.
      Net income (loss). Net income (loss) improved $39.7 million to net income of $2.8 million in 2003 from a net loss of $36.8 million in 2002 as a result of the items discussed above.
LIQUIDITY AND CAPITAL RESOURCES
      As of November 30, 2004, we were not in compliance with certain financial covenants under our Credit Agreement and accounts receivable securitization facility. Because our forbearance agreements only extend to June 10, 2005, prior to the end of our fiscal year 2005, we have classified our entire Credit Agreement debt as a current liability at November 30, 2004. As a result of this noncompliance, our Credit Agreement lenders are entitled to exercise a number of remedies, including declaring all debt immediately due and payable, ceasing to advance new loans, or enforcing their security interest in collateral, and our accounts receivable purchaser is entitled to discontinue this facility and collect all receivables up to the amount of their purchased interest.
      On February 28, 2005, we entered into forbearance agreements with our Credit Agreement lenders. Pursuant to this agreement, the lenders agreed to forbear from exercising any remedies as a result of this covenant noncompliance through June 10, 2005 and to continue funding our existing revolving credit facility through that date in its full amount of $125 million, provided that no new defaults occur. The forbearance agreements contain a covenant of minimum monthly earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined. This covenant is in lieu of the three financial covenants in the Credit Agreement for which we are currently not in compliance. The lenders can terminate the forbearance agreements if anything occurs in our business that has had, or could reasonably be expected to have, a material adverse effect on our business, assets, operations, or condition, financial or otherwise. We also agreed to an increase of 1.25% in the interest rate for the term loan and 0.75% in the interest rate for the revolving facility under the Credit Agreement, and agreed to limit capital expenditures to $10 million from February 28, 2005 through June 10, 2005.
      On March 10, 2005, we entered into a similar agreement with our accounts receivable purchaser, pursuant to which the purchaser agreed to continue funding this program through June 10, 2005, provided no new defaults occur.
      As of March 10, 2005, the latest date of available financial information, we had approximately $11 million of available liquidity under our credit facilities, and cash on hand. Our liquidity since November 30, 2004 has been negatively impacted by an increase in working capital, debt service payments, and our acquisition of EaglePicher Kokam Ltd. Based on current projections, we may fully utilize our revolving credit facility, accounts receivable program and cash on hand at certain times through June 10, 2005, the date on which our current forbearance agreements with our lenders expire (as discussed below). Our current financial condition may cause our suppliers to tighten their credit terms with us, which would further negatively impact our liquidity. If our liquidity needs exceed the availability under these facilities, we would need to obtain other sources of funding. Our 9.75% Senior Notes currently restrict the amount of incremental debt we can incur to approximately $15 million in addition to our Credit Agreement debt. There can be no assurance that this additional financing can be obtained or that it will provide sufficient liquidity to meet our needs.
      If we do not maintain sufficient liquidity to fund our operations, comply with the terms of the forbearance agreements with our lenders as described below, or extend the forbearance agreements beyond June 10, 2005, we may be forced to restructure our indebtedness, including possibly filing bankruptcy.
      We are currently evaluating possible divestitures of business units in order to reduce our debt, as well as various other financing alternatives. No assurance can be given that any such measures will be successful or that we will complete any such measure prior to the June 10, 2005 expiration of the forbearance agreements. Accordingly, there is a substantial chance that we will need to negotiate a further extension of the forbearance agreements or an amendment to our Credit Agreement and accounts receivable program. No assurance can be given that we will be able to obtain alternative financing or such an extension or amendment.

Cash Flows
      Operating Activities. Operating activities provided $18.7 million in cash during 2004 compared to using $1.0 million in 2003. In 2003, cash flows from operating activities was impacted by our net income of $2.8 million, and non-cash charges of $50.4 million from depreciation and amortization, $4.2 million from preferred stock dividends accrued, $4.2 million from loss from discontinued operations, and $6.3 million from the write-off of deferred financing costs, partially offset by non-cash insurance gains of $8.3 million, which results in cash sources of $59.6 million compared to a similarly calculated amount in 2004 of $34.0 million. The 2004 amount of $34.0 million was impacted by our net loss of $52.3 million, which was offset by non-cash charges of $42.7 million from depreciation and amortization, $16.7 million from preferred stock dividends accrued, $2.9 million from non-cash loss from divestitures, $0.7 million from insurance related losses, $0.5 million from the write-off of deferred financing costs, $1.0 million from restructuring and asset impairments, $0.2 million from cumulative effect of change in accounting principle, and $34.8 million from a goodwill impairment, which were partially offset by non-cash gains from discontinued operations of $6.7 million, and $6.5 million from deferred income taxes.
      The cash flow for 2003 was reduced by $60.6 million due to cash related changes in certain assets and liabilities, resulting in net cash used in operating activities of $1.0 million. This was primarily due to:

a. $46.5 million use of cash as a result of the reduction in beneficial interests issued by our accounts receivable asset-backed securitization, EaglePicher Funding Corporation;

b. $3.4 million of cash generated from the better management of the primary working capital areas of accounts receivable, inventories, and accounts payable;

c. $7.8 million of cash received from insurance settlements;

d. approximately $15.0 million for payments on restructuring and legal matters which were expensed in 2002; and

e. $10.3 million increase in production on long-term defense contracts where costs are incurred before shipments or milestone billings are made and collected; this was primarily driven by a 33.4% increase in our Defense and Space Power Segment’s revenues during 2003.
      The cash flow for 2004 was reduced by $15.3 million due to cash related changes in certain assets and liabilities, resulting in net cash provided by operating activities of $18.7 million. This was primarily due to:

a. $32.7 million source of cash as a result of the issuance of beneficial interests by our accounts receivable asset-backed securitization, EaglePicher Funding Corporation;

b. $12.4 million increase in inventories primarily related to an inventory build in our Hillsdale Segment to support plant and sourcing restructuring, increases in our Wolverine and Defense and Space Power Segments to support their sales growth, and $5.1 million to build our inventory position for EaglePicher Horizon Batteries;

c. $9.0 million increase in receivables primarily due to an overall increased sales growth of 5.1%;

d. $12.7 million increase in production on long-term defense contracts where costs are incurred before shipments or milestone billings are made and collected. This was primarily driven by a 16.2% increase in our Defense and Space Power Segment’s revenue in 2004; and

e. approximately $9.1 million for payments on divested divisions environmental and legal items.
      Investing Activities. Investing activities used $61.6 million in cash during 2004 compared to using $23.4 million in 2003. The 2004 amount primarily includes $45.6 million for capital expenditures, $3.5 million for the purchase of a controlling interest in EaglePicher Horizon Batteries, and $12.7 million for our initial investment and payment of license fees and other costs to acquire an interest in Kokam Engineering Ltd, a Lithium-ion battery manufacturer based in Seoul, Korea. The 2003 amount primarily includes $16.1 million for capital expenditures, and $7.6 million for the purchase of intangibles and investments in unconsolidated subsidiaries. We expect to spend $25 to $30 million on capital expenditures in 2005. This amount may be reduced given our liquidity constraints.
      Financing Activities. Financing activities used $28.4 million of cash during 2004 compared to providing $37.1 million in 2003. During 2004, the use of cash was primarily to pay off a $10.0 million Industrial Revenue Bond, to repay a portion of our Term Loan from proceeds of the sale of our Environmental Science & Technology division, and to redeem the remaining $9.5 million of outstanding senior subordinated notes. During 2003, we completed a tender offer on our senior subordinated notes and issued new 9.75% Senior Notes. In addition, we paid off our former Credit Agreement and issued a new Credit Agreement. Accordingly, during 2003, we used $351.0 million of cash to redeem our senior subordinated notes and pay-off our former Credit Agreement, and we received $387.2 million, net of financing costs, of cash for the issuance of our 9.75% Senior Notes and Credit Agreement.
      Discontinued Operations Activities. During 2004, we sold our Environmental Science & Technology division for approximately $23.0 million. During 2003, we sold certain assets of our Germanium-based business for approximately $14.0 million.

Capitalization
      Our capitalization, which excludes the obligations of our accounts receivable asset-backed securitization of zero at November 30, 2003 and $32.7 million at November 30, 2004, consisted of the following at November 30, 2003 and November 30, 2004 (in thousands of dollars):

	2003	2004

Credit Agreement:
Revolving credit facility	$—	$—
Term loan	149,625	142,458
Senior Unsecured Notes, 9.75% interest, due 2013, net of $1.8 million discount	248,040	248,177
Senior Subordinated Notes, 9.375% interest, paid off in 2004	9,500	—
Industrial Revenue Bond, variable interest (2.08% at November 30, 2004) due in 2005	13,600	1,800
Other	1,105	1,209

	421,870	393,644
Preferred Stock	154,416	171,090
Shareholders’ Deficiency	(90,207)	(142,046)

	$486,079	$422,688

      Credit Agreement. We have a syndicated senior secured loan facility (“Credit Agreement”) providing an original term loan (“Term Loan”) of $150.0 million and a $125.0 million revolving credit facility (“Facility”). The Facility bears interest, at our option, at a rate equal to (i) LIBOR plus 375 basis points or (ii) an Alternate Base Rate (“ABR”) (which is equal to the highest of (a) the agent’s prime rate, (b) the Federal funds effective rate plus 50 basis points, or (c) the base CD rate plus 100 basis points) plus 275 basis points. The Term Loan bears interest, at our option, at a rate equal to (i) LIBOR plus 325 basis points or (ii) the ABR plus 225 basis points. Interest is generally payable quarterly on the Facility and Term Loan. We are permitted to enter into interest rate swap agreements to manage our variable interest rate exposure. However, as of November 30, 2004, we had no interest rate swaps outstanding. The Credit Agreement also contains certain fees. There are fees for letters of credit equal to 3.75% per annum for all issued letters of credit, and there is a commitment fee on the Facility equal to 0.5% per annum of the unused portion of the Facility. If we meet certain financial benchmarks, the interest rate spreads on the Facility, the commitment fees and the fees for letters of credit may be reduced.
      As of November 30, 2004, we were not in compliance with certain financial covenants under our Credit Agreement. Because of our forbearance agreements, as described below, only extend to June 10, 2005, prior to the end of our fiscal year 2005, we have classified our entire Credit Agreement debt as a current liability at November 30, 2004. As a result of this noncompliance, our Credit Agreement lenders are entitled to exercise a number of remedies, including declaring all debt immediately due and payable, ceasing to advance new loans, or enforcing their security interest in collateral.
      On February 28, 2005, we entered into a forbearance agreement with our Credit Agreement lenders. Pursuant to this agreement, the lenders agreed to forbear from exercising any remedies as a result of this covenant noncompliance through June 10, 2005 and to continue funding our existing revolving credit facility through that date in its full amount of $125 million, provided that no new defaults occur. The forbearance agreements contain a covenant of minimum monthly earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined. This covenant is in lieu of the three financial covenants in the Credit Agreement for which we are currently not in compliance. The lenders can terminate the forbearance agreements if anything occurs in our business that has had, or could reasonably be expected to have, a material adverse effect on our business, assets, operations, or condition, financial or otherwise. We also agreed to an increase of 1.25% in the interest rate for the term loan and 0.75% in the interest rate for the revolving facility under the Credit Agreement, and agreed to limit capital expenditures to $10 million from February 28 through June 10, 2005.

      The Term Loan is scheduled to mature upon the earlier of (i) August 7, 2009 or (ii) 180 days prior to the mandatory redemption of our 11.75% Cumulative Redeemable Exchangeable Preferred Stock (“Preferred Stock”) if more than $5.0 million of its aggregate liquidation preference remains outstanding. The Facility is scheduled to mature upon the earlier of (i) August 7, 2008 or (ii) 180 days prior to the mandatory redemption of our Preferred Stock if more than $5.0 million of its aggregate liquidation preference remains outstanding. Our Preferred Stock is scheduled for mandatory redemption on March 1, 2008.
      At November 30, 2004, we had $26.6 million in outstanding letters of credit under the Facility, which together with borrowings of zero, made our available borrowing capacity $98.4 million.
      The Credit Agreement is secured by EaglePicher Holdings, Inc.’s capital stock, the capital stock of substantially all of our domestic United States subsidiaries, a certain portion of the capital stock of our foreign subsidiaries, and substantially all other assets of our United States subsidiaries. Additionally, the Credit Agreement is guaranteed by us and certain of our United States subsidiaries.
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
      In addition to regularly scheduled payments on the Credit Agreement, we are required to make mandatory prepayments equal to 50.0% of annual excess cash flow, as defined in the Credit Agreement, beginning with our fiscal year ending November 30, 2004. The net proceeds from the sale of assets (subject to certain conditions), the net proceeds of certain new debt issuance, and 50.0% of the net proceeds of any equity securities issuance are also subject to mandatory prepayments on the Credit Agreement. For the year ended November 30, 2004, we were not required to make any excess cash flow payout. In December 2004, we repaid $15 million of our Term Loan as required by our Credit Agreement due to the sale of our Environmental Science and Technology Division in April 2004.
      Senior Unsecured Notes. In August 2003, we issued $250.0 million 9.75% Senior Unsecured Notes due in 2013, at a price of 99.2% of par to yield 9.875%. Accordingly, the net proceeds before issuance costs were $248.0 million. The discount is being amortized over the life of the Senior Unsecured Notes. The Senior Unsecured Notes require semi-annual interest payments on September 1 and March 1, beginning on March 1, 2004. The Senior Unsecured Notes are redeemable at our option, in whole or in part, any time after September 1, 2008 at set redemption prices. We are required to offer to purchase the Senior Unsecured Notes at a set redemption price should there be a change in control. The Senior Unsecured Notes contain covenants which restrict or limit our ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. We were in compliance with these covenants at November 30, 2004. The covenant restricting additional indebtedness currently limits us to incur an approximate $15.0 million of debt in addition to our Credit Agreement debt. The Senior Unsecured Notes are guaranteed by us and certain of our subsidiaries.
      Senior Subordinated Notes. On May 31, 2004, we provided notice to the trustee and the holders of our Senior Subordinated Notes that we would redeem all remaining outstanding Senior Subordinated Notes on June 30, 2004, at a redemption price equal to 103.125% of the principal amount of each such Note, plus accrued and unpaid interest of $30.99 per $1,000 principal amount. On June 30, 2004, we made this redemption payment and removed this $9.5 million debt from our balance sheet.
      Industrial Revenue Bond. Our industrial revenue bond requires monthly interest payments at variable interest rates based on the market for similar issues and is secured by a letter of credit issued under the Facility described above.
      Preferred Stock. We have outstanding 14,191 shares of our 11.75% Cumulative Mandatorily Redeemable Exchangeable Preferred Stock. The Preferred Stock had an initial liquidation preference at February 24, 1998 of $5,637.70 per share which accreted during the first five years after issuance at 11.75% per annum, compounded semiannually, ultimately reaching $10,000 per share on March 1, 2003. Commencing March 1, 2003, dividends on our Preferred Stock became cash payable in arrears, semiannually, at 11.75% per annum of the liquidation preference if and when declared by the Board of Directors; the first semiannual dividend payment of $8.3 million was due September 1, 2003. The Credit Agreement and the Senior Unsecured Notes contain financial covenants that currently prohibit us from paying dividends on the Preferred Stock. Our Board of Directors have not declared any cash dividends. If we do not pay cash dividends on the Preferred Stock, then holders of the Preferred Stock may become entitled to elect a majority of our Board of Directors. Dakruiter S.A. and Harbourgate B.V., both companies controlled by Granaria Holdings B.V., our controlling common shareholder, hold approximately 78% of our preferred stock, and therefore Granaria Holdings B.V. would continue to be able to elect our entire Board of Directors. The election of a majority of the directors is the only remedy of holders of the preferred stock for a failure to pay cash dividends. Unpaid dividends are cumulative but do not bear interest. During 2003, we accrued $16.4 million, and during 2004, we accrued $16.7 million of preferred dividends.
      Shareholders’ Deficiency. Our shareholders’ deficiency increased $51.8 million during 2004 due to our comprehensive loss.

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
      As discussed below, as of November 30, 2004, we were not in compliance with certain financial covenants under the receivables securitization. As a result of this noncompliance, the accounts receivable purchaser is entitled to discontinue this facility and collect all receivables up to the amount of their purchased interest.
      On March 10, 2005, we entered into an agreement with our accounts receivable purchaser, pursuant to which the purchaser agreed to continue funding this program through June 10, 2005, provided no new defaults occur.
      We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our Credit Agreement, we include the outstanding obligations of EPFC, our off-balance sheet special purpose entity.
      As of November 30, 2003, our retained interest in EPFC was $63.3 million and the revolving pool of receivables that we serviced totaled $64.9 million. At November 30, 2003, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was zero. During the year ended November 30, 2003, we sold $565.8 million of accounts receivable to EPFC, and during the same period EPFC collected $552.3 million of cash that was reinvested in new securitizations. The effective interest rate as of November 30, 2003 in the securitization was approximately 2.95%.
      At November 30, 2004, our retained interest in EPFC was $34.3 million and the revolving pool of receivables that we serviced totaled $69.2 million. At November 30, 2004, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $32.7 million. During the year ended November 30, 2004, we sold $548.0 million of accounts receivable to EPFC and during the same period, EPFC collected $526.4 million of cash that was reinvested in new securitizations. The effective interest rate as of November 30, 2004 in the securitization was approximately 3.74%.

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
      As of November 30, 2004, we were not in compliance with certain financial covenants under our Credit Agreement and accounts receivable securitization facility, and as a result we have classified our entire Credit Agreement debt as a current liability at November 30, 2004. As a result of this noncompliance, our Credit Agreement lenders are entitled to exercise a number of remedies, including declaring all debt immediately due and payable, ceasing to advance new loans, or enforcing their security interest in collateral, and our accounts receivable purchaser is entitled to discontinue this facility and collect all receivables up to the amount of their purchased interest.
      On February 28, 2005, we entered into forbearance agreements with our Credit Agreement lenders. Pursuant to this agreement, the lenders agreed to forbear from exercising any remedies as a result of this covenant noncompliance through June 10, 2005 and to continue funding our existing revolving credit facility through that date in its full amount of $125 million, provided that no new defaults occur. The forbearance agreements contains a covenant of minimum monthly earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined. This covenant is in lieu of the three financial covenants in the Credit Agreement for which we are currently not in compliance. The lenders can terminate the forbearance agreements if anything occurs in our business that has had, or could reasonably be expected to have, a material adverse effect on our business, assets, operations, or condition, financial or otherwise. We also agreed to an increase of 1.25% in the interest rate for the term loan and 0.75% in the interest rate for the revolving facility under the Credit Agreement, and agreed to limit capital expenditures to $10 million from February 28 through June 10, 2005.
      On March 10, 2005, we entered into a similar agreement with our accounts receivable purchaser, pursuant to which the purchaser agreed to continue funding this program through June 10, 2005, provided no new defaults occur.

Contractual Obligations and Other Commercial Commitments
      The following table lists our contractual cash obligation as of November 30, 2004 (in millions of dollars).

	Payments by Fiscal Period End

							Beyond
	Total	2005	2006	2007	2008	2009	2009

Contractual Cash Obligations:
Long-term Debt	$393.6	$144.9	$0.6	$—	$—	$—	$248.1
Operating Lease Commitments	26.7	6.0	3.8	2.8	2.7	2.6	8.8
Preferred Stock	171.1	—	—	—	171.1	—	—
Advisory Agreement	5.8	1.8	1.8	1.8	0.4	—	—
Environmental Liability	3.2	1.9	0.4	0.4	0.4	0.1	—

	$600.4	$154.6	$6.6	$5.0	$174.6	$2.7	$256.9

      For a discussion of our long-term debt and its related provisions, see Note M in our November 30, 2004 consolidated financial statements included elsewhere in this report. In the above table, we have included only principal payments on long-term debt (interest expense is excluded).
      As discussed in the Recent Acquisitions and Divestitures section within Part I, Item 1 of this report, subsequent to November 30, 2004, we acquired additional interests in two companies we did not consolidate as of November 30, 2004. As a result of the acquisition of the additional interests, we will consolidate both companies in our results beginning with our first fiscal quarter of 2005. As of the date we acquired the additional interests, the two companies on a combined basis had approximately $14.0 million of debt, which is excluded from the table above. These two companies had no other significant contractual obligations at that time. One of these acquisitions provides for an earn-out arrangement where the seller will receive ten times 1% of the acquiree’s EBITDA (as defined in the share purchase agreement) for the first five years after closing with a maximum amount payable of approximately $16.3 million (this amount is payable in South Korean Won and therefore subject to foreign exchange fluctuations). Any payments to be made under this earn-out are excluded from the table above, as they cannot be estimated at this time.
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
      We have an advisory and consulting agreement with a related party, Granaria Holdings B.V., our controlling common shareholder, which requires an annual management fee of $1.8 million. Included in the above table is the annual $1.8 million management fee. As part of the forbearance agreements discussed above, Granaria Holdings B.V. has deferred payment of its management fee through June 10, 2005.
      We are involved in various stages of investigation and remediation related to environmental remediation projects at a number of sites as a result of past and present operations, including currently-owned and formerly-owned plants. Also, we have received notice that we may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as a Potentially Responsible Party at a number of sites. The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on our experience with environmental remediation matters, we have accrued $5.7 million in our Accrued Divestitures Reserve at November 30, 2004 related to environmental remediation and legal matters for sold divisions or businesses, and $1.4 million is recorded in Other Accrued Liabilities related to on-going businesses. There can be no assurances that environmental laws and regulations will not become more stringent in the future or that we will not incur significant costs in the future to comply with such laws and regulations. Accordingly, future information and developments will require us to continually reassess the expected impact of these environmental matters. The amount included in the above table represents our contractual cash commitments based on our current remediation plans. The remaining commitments are not contractually committed and therefore not included in the above table.
      The following table lists our other commercial commitments as of November 30, 2004:

	Expiration by Period

							Beyond
Other commercial commitments:	Total	2005	2006	2007	2008	2009	2009

	(In millions)
Stand-by letters of credit	$26.6	$26.6	$—	$—	$—	$—	$—

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
      In addition, we are engaged in various litigation matters as further described in Note R of our November 30, 2004 consolidated financial statements included elsewhere in this report. It is not possible to quantify an estimate of the cost of such litigation matters at this time and accordingly they have not been included as other commercial commitments.

Earnings to Fixed Charges and Preferred Stock Dividends
      During 2004, our earnings were insufficient to cover fixed charges and preferred stock dividends by $65.3 million and during 2003, our earnings were insufficient to cover fixed charges and preferred stock dividends by $0.8 million. The decrease from 2003 to 2004 is primarily related to our decline in operating performance as discussed above.

Recently Released or Adopted Accounting Standards
      Please refer to Note B of the financial statements regarding Recently Released or Adopted Accounting Standards in Part II, Item 8, which is incorporated by reference in this Part II, Item 7.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Risk Management Activities
      We are exposed to market risk including changes in interest rates and currency exchange rates. In addition, we are exposed to credit risk. We use derivative financial instruments to manage our interest rate and foreign currency exchange rate exposures. We do not use derivative instruments for speculative or trading purposes. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.

Interest Rate Management
      As of November 30, 2004, we did not have any financial derivative instruments outstanding to hedge our interest rate exposures. However, we periodically review the need for such instruments and will enter into them when we believe it is in our best interest to manage our interest rate exposure.
      The combined effect of a 1% increase in the applicable index rates would result in additional interest expense of approximately $1.8 million annually, assuming no change in debt levels.

Currency Rate Management
      We use foreign currency forward exchange contracts to hedge the risk of cash flow fluctuations due to changes in exchange rates denominated in foreign currencies. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we hedge a portion of our anticipated foreign currency exchange rate exposures. To hedge this exposure, we use foreign currency forward exchange contracts that generally have maturities that approximate the timing of the forecasted transactions. Foreign currency forward exchange contracts are placed with a number of major financial institutions in order to minimize our counterparty credit risk. We record these foreign currency forward exchange contracts at fair value in our balance sheets and the related unrealized gains or losses on these contracts, net of tax, are recorded as a component of Accumulated Other Comprehensive Income (Loss) in our balance sheets. These unrealized gains and losses are recognized in the statement of operations in the period in which the related transactions being hedged are recognized in the statement of operations. As of November 30, 2004, we had outstanding foreign currency forward exchange contracts with an aggregate notional amount of $29.5 million, which represents approximately 40% of our net foreign currency exchange rate exposures for fiscal 2005. Net unrealized losses on these contracts, based on prevailing financial market information, as of November 30, 2004, were $1.3 million, net of tax, and were included in Accumulated Other Comprehensive Income (Loss) in our balance sheets. The fair value of foreign current hedge contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.
      Subsequent to November 30, 2004, we entered into additional foreign currency forward exchange contracts bringing the aggregate notional amount of forward contracts to $52.0 million, which represents approximately 71% of our net foreign currency exchange rate exposures for fiscal 2005.

Credit Risk
      Our concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, retained interest in EaglePicher Funding Corporation, and sales concentrations with certain customers. As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial institutions with which we conduct business. Credit risk with financial institutions is considered minimal as we utilize only high quality financial institutions. We conduct periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Our customer base includes all significant automotive manufacturers and their first tier suppliers in North America and Europe. Although we are directly affected by the well-being of the automotive industry, we do not believe significant credit risk existed at November 30, 2004. In addition, during 2002, we formed EaglePicher Funding Corporation, an off-balance sheet qualifying special-purpose entity, to sell an interest in certain receivables. We believe that EaglePicher Funding Corporation assists in the management of our credit risk related to trade receivables as it permits us to sell an interest in our receivables on a non-recourse basis.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
EaglePicher Holdings, Inc.:
      We have audited the accompanying consolidated balance sheets of EaglePicher Holdings, Inc. and subsidiaries (the “Company”) as of November 30, 2003 and 2004, and the related consolidated statements of operations, shareholders’ (deficiency) and comprehensive income (loss), and cash flows for each of the three years in the period ended November 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EaglePicher Holdings, Inc. and subsidiaries as of November 30, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Notes B and S to the consolidated financial statements, effective September 1, 2004, EaglePicher Holdings, Inc. adopted Emerging Issues Task Force No. 03-16, “Accounting for Investments in Limited Liability Companies.”
      The accompanying financial statements have been prepared assuming that EaglePicher Holdings, Inc. will continue as a going concern. As discussed in Note A to the financial statements, the Company’s failure to meet financial covenants of its Credit Agreement raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 14, 2005

EaglePicher Holdings, Inc.
Consolidated Balance Sheets
November 30, 2003 and 2004

	2003	2004

	(In thousands of dollars,
	except share and
	per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$67,320	$20,022
Receivables, net of doubtful accounts of $1,136 in 2003 and $1,203 in 2004	23,895	30,345
Retained interest in EaglePicher Funding Corporation, net of allowance of $712 in 2003 and 2004	63,335	34,347
Costs and estimated earnings in excess of billings	28,433	41,141
Inventories	51,532	64,118
Assets of discontinued operations	16,842	—
Prepaid expenses and other assets	10,394	8,906
Deferred income taxes	8,526	9,382

	270,277	208,261
Property, Plant and Equipment, net	150,814	157,661
Goodwill	152,040	126,217
Prepaid Pension	58,891	59,444
Deferred Income Taxes	—	4,877
Other Assets, net	33,516	42,314

	$665,538	$598,774

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$88,542	$92,596
Current portion of long-term debt	13,300	144,863
Compensation and employee benefits	15,701	13,356
Billings in excess of costs and estimated earnings	2,098	2,068
Accrued divestiture reserve	9,297	5,681
Liabilities of discontinued operations	1,994	395
Other accrued liabilities	32,760	34,082

	163,692	293,041
Long-term Debt, net of current portion	408,570	248,781
Postretirement Benefits Other Than Pensions	17,418	16,423
Deferred Income Taxes	486	—
Other Long-term Liabilities	11,163	11,485
11.75% Cumulative Redeemable Exchangeable Preferred Stock; 50,000,000 shares authorized; 14,191 shares issued and outstanding (Mandatorily Redeemable at $10,000 per share on March 1, 2008)	154,416	171,090

	755,745	740,820

Commitments and Contingencies (See Note R)
Shareholders’ Deficiency:
Common stock; $0.01 par value each; 1,000,000 shares authorized and issued	10	10
Additional paid-in capital	92,810	92,810
Accumulated deficit	(184,543)	(236,879)
Accumulated other comprehensive income	1,516	2,013

	(90,207)	(142,046)

	$665,538	$598,774

The accompanying notes are an integral part of these consolidated balance sheets.

EaglePicher Holdings, Inc.
Consolidated Statements of Operations
Years Ended November 30, 2002, 2003 and 2004

	2002	2003	2004

	(In thousands of dollars, except share and
	per share amounts)
Net Sales	$657,700	$673,300	$707,337

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	513,589	513,077	571,088
Selling and administrative	63,731	63,211	66,705
Depreciation and amortization	46,158	47,709	40,688
Goodwill amortization	14,592	—	—
Restructuring and asset impairments	5,898	—	1,000
Loss from divestitures	6,497	—	5,471
Insurance related losses (gains)	3,100	(8,279)	681
Goodwill impairment	—	—	34,816

	653,565	615,718	720,449

Operating Income (Loss)	4,135	57,582	(13,112)
Interest expense	(34,227)	(34,036)	(36,706)
Preferred stock dividends accrued	—	(4,169)	(16,674)
Other income (expense), net	1,516	(1,583)	1,673
Write-off of deferred financing costs	—	(6,327)	(492)

Income (Loss) from Continuing Operations Before Taxes	(28,576)	11,467	(65,311)
Income Tax Provision (Benefit)	1,938	2,837	(6,580)

Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Change	(30,514)	8,630	(58,731)
Discontinued Operations:
Loss from operations of discontinued businesses, net of income tax provision of $663 in 2002 and $0 in 2003 and 2004	(6,318)	(1,592)	(53)
Gain (loss) on disposal of discontinued business, net of income tax benefit of $0 in 2002, $600 in 2003 and $0 in 2004	—	(4,195)	6,648

(Loss) Income Before Cumulative Effect of Accounting Change	(36,832)	2,843	(52,136)
Cumulative Effect of Accounting Change, net of income taxes of $0 (See Notes B and S)	—	—	(200)

Net Income (Loss)	(36,832)	2,843	(52,336)
Preferred Stock Dividends Accreted or Accrued	(14,887)	(12,274)	—

Loss Applicable to Common Shareholders	$(51,719)	$(9,431)	$(52,336)

Basic and Diluted (Loss) Income per Share Applicable to Common Shareholders:
Continuing Operations	$(47.05)	$(3.75)	$(58.73)
Discontinued Operations	(6.55)	(5.96)	6.59
Cumulative Effect of Accounting Change	—	—	(0.20)

	$(53.60)	$(9.71)	$(52.34)

Weighted Average Number of Common Shares	964,979	971,042	1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

EaglePicher Holdings, Inc.
Consolidated Statements of Shareholders’ (Deficiency) and Comprehensive Income (Loss)
Years Ended November 30, 2002, 2003 and 2004

				Accumulated
				Other
		Additional		Comprehensive		Total
	Common	Paid-In	Accumulated	Income	Treasury	Shareholders’	Comprehensive
	Stock	Capital	Deficit	(Loss)	Stock	(Deficiency)	Income (loss)

	(In thousands of dollars)
Balance November 30, 2001	$10	$99,991	$(123,393)	$(5,730)	$(4,533)	$(33,655)
Net loss	—	—	(36,832)	—	—	(36,832)	$(36,832)
Foreign currency translation, net of tax of ($624)	—	—	—	1,159	—	1,159	1,159
Gains (losses) on hedging derivatives, net of tax of ($105)	—	—	—	195	—	195	195
Purchase of treasury stock	—	—	—	—	(3,558)	(3,558)	—
Preferred stock dividend accretion	—	—	(14,887)	—	—	(14,887)	—

Balance November 30, 2002	10	99,991	(175,112)	(4,376)	(8,091)	(87,578)	$(35,478)

Net income	—	—	2,843	—	—	2,843	$2,843
Foreign currency translation, net of tax of ($2,012)	—	—	—	3,909	—	3,909	3,909
Gains (loss) on hedging derivatives, net of tax of ($825)	—	—	—	1,983	—	1,983	1,983
Re-issuance of treasury Stock	—	(7,181)	—	—	8,091	910	—
Preferred stock dividend accretion	—	—	(12,274)	—	—	(12,274)	—

Balance November 30, 2003	10	92,810	(184,543)	1,516	—	(90,207)	$8,735

Net loss	—	—	(52,336)		—	(52,336)	$(52,336)
Foreign currency translation, net of tax of ($323)	—	—	—	620	—	620	620
Gains (loss) on hedging derivatives, net of tax of ($66)	—	—	—	(123)	—	(123)	(123)

Balance November 30, 2004	$10	$92,810	$(236,879)	$2,013	$—	$(142,046)	$(51,839)

The accompanying notes are an integral part of these consolidated financial statements.

EaglePicher Holdings, Inc.
Consolidated Statements of Cash Flows
Years Ended November 30, 2002, 2003 and 2004

	2002	2003	2004

	(In thousands of dollars)
Cash Flows From Operating Activities:
Net income (loss)	$(36,832)	$2,843	$(52,336)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	63,881	50,426	42,708
Preferred stock dividends accrued	—	4,169	16,674
Loss (gain) on disposal for discontinued operations	—	4,195	(6,648)
Loss from divestitures	6,497	—	2,871
Insurance related losses (gains)	3,100	(8,279)	681
Write-off of deferred financing costs	—	6,327	492
Loss from restructuring and asset impairments	5,898	—	1,000
Effect of change in accounting principle	—	—	200
Goodwill impairment	—	—	34,816
Deferred income taxes	5,484	(79)	(6,476)
Changes in assets and liabilities, net of effects of divestitures:
Sale of receivables, net	46,475	(46,475)	32,686
Receivables	(788)	6,861	(9,045)
Inventories	(1,867)	(7,643)	(12,445)
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net	(7,342)	(10,337)	(12,738)
Accounts payable	(262)	4,165	3,528
Accrued liabilities	(7,314)	(14,517)	(9,314)
Proceeds from insurance	—	7,848	—
Other, net	(2,523)	(510)	(7,996)

Net cash provided by (used in) operating activities	74,407	(1,006)	18,658

Cash Flows From Investing Activities:
Proceeds from sales of divisions	3,063	—	—
Proceeds from the sale of property and equipment, and other, net	639	238	240
Capital expenditures	(16,301)	(16,081)	(45,626)
Purchase of intangibles	—	(3,172)	—
Investments in unconsolidated businesses	(2,299)	(4,426)	(12,702)
Acquisition of majority interest in EaglePicher Horizon Batteries LLC	—	—	(3,500)

Net cash used in investing activities	(14,898)	(23,441)	(61,588)

Cash Flows From Financing Activities:
Reduction of long-term debt	(32,527)	(19,000)	(18,864)
Redemption of senior subordinated notes	—	(210,500)	(9,500)
Net borrowings (repayments) under revolving Credit Agreements	(34,736)	(121,500)	—
Issuance (acquisition) of treasury stock	(159)	910	—
Proceeds from the New Credit Agreement and Senior Unsecured Notes	—	398,000	—
Payment of deferred financing costs	—	(10,844)	—

Net cash (used in) provided by financing activities	(67,422)	37,066	(28,364)

Net Cash Provided by Discontinued Operations	13,656	17,258	23,053

Effect of Exchange Rates on Cash	1,159	5,921	943

Net Increase (Decrease) in Cash and Cash Equivalents	6,902	35,798	(47,298)
Cash and Cash Equivalents, beginning of year	24,620	31,522	67,320

Cash and Cash Equivalents, end of year	$31,522	$67,320	$20,022

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Equipment acquisitions financed by capital leases	$—	$1,105	$—

Equipment acquired by accounts payable	$—	$1,854	$—

Supplemental Cash Flow Information:
Interest paid	$34,585	$30,812	$36,911

Income taxes (paid) refunded, net	$4,036	$3,112	$(672)

The accompanying notes are an integral part of these consolidated financial statements.

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements
Years Ended November 30, 2002, 2003 and 2004

A.	ORGANIZATION AND OPERATIONS
      We are a majority-controlled subsidiary of Granaria Holdings B.V. (“Granaria Holdings”). Granaria Holdings formed us to acquire the operations of EaglePicher Incorporated (“EPI” and formerly Eagle-Picher Industries, Inc.). We have no operations other than the operations of EPI.
      We are a diversified manufacturer of advanced technology and industrial products that are used in the automotive, defense, aerospace, telecommunications, medical implant devices, pharmaceutical services, nuclear energy and food and beverage industries, in addition to other industrial arenas. Our business consists of seven operating segments.
      Our Hillsdale Segment produces noise, vibration and harshness (“NVH”) dampers for engine crankshafts and drivelines, yokes and flanges, transmission and engine pumps, automatic transmission filtration products, chassis corners and knuckle assemblies and other precision machined components.
      Our Wolverine Segment produces rubber-coated materials and gaskets for automotive and non-automotive applications.
      Our Defense and Space Power Segment develops and commercializes advanced power systems for defense and aerospace applications.
      Our Commercial Power Solutions Segment develops and commercializes advanced power systems for commercial applications.
      Our Specialty Materials Group Segment produces boron isotopes primarily for nuclear radiation containment.
      Our Pharmaceutical Services Segment provides contract pharmaceutical services.
      Our Filtration and Minerals Segment mines, processes and markets diatomaceous earth and perlite for use as a filtration aid, absorbent, performance additive and soil amendment.

Management’s Plans
      As of November 30, 2004, we were not in compliance with certain financial covenants under our Credit Agreement and accounts receivable securitization facility. As a result of this noncompliance, our Credit Agreement lenders are entitled to exercise a number of remedies, including declaring all debt immediately due and payable, ceasing to advance new loans, or enforcing their security interest in collateral, and our accounts receivable purchaser is entitled to discontinue this facility and collect all receivables up to the amount of their purchased interest.
      In order to address the current situation in an orderly manner, on February 28, 2005, we entered into forbearance agreements with our Credit Agreement lenders. Pursuant to this agreement, the lenders agreed to forbear from exercising any remedies as a result of this covenant noncompliance through June 10, 2005 and to continue funding our existing revolving credit facility through that date in its full amount of $125.0 million, provided that no new defaults occur. In order to induce the lenders to enter into these forbearance agreements and fund payment of the March 1, 2005 interest on our 9.75% Senior Notes, due 2013, Granaria Holdings B.V. and ABN AMRO Participaties B.V., which collectively control 100% and beneficially own approximately 84% of our common stock, purchased a $12,187,500 junior participation in our revolving credit facility. Also, Granaria deferred payment of its $1.75 million per year management fee through June 10, 2005.
      The forbearance agreements contain a covenant of minimum monthly earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined. This covenant is in lieu of the three financial covenants in the Credit Agreement for which we are currently not in compliance. The lenders can terminate

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
the forbearance agreements if anything occurs in our business that has had, or could reasonably be expected to have, a material adverse effect on our business, assets, operations, or condition, financial or otherwise. We also agreed to an increase of 1.25% in the interest rate for the term loan and 0.75% in the interest rate for the revolving facility under the Credit Agreement, and agreed to limit capital expenditures to $10 million from February 28, 2005 through June 10, 2005.
      On March 10, 2005, we entered into a similar agreement with our accounts receivable purchaser, pursuant to which the purchaser agreed to continue funding this program through June 10, 2005, provided no new defaults occur.
      Because the forbearance agreements referenced above do not extend to the end of our fiscal year, we have classified our entire Credit Agreement as a current liability. This in turn has forced our auditors to indicate in their report that there is substantial doubt about our ability to continue as a going concern.
      Mr. Bert Iedema, the Chief Executive Officer of Granaria, has been named Chief Executive Officer of EaglePicher following the resignation of John Weber in January. In addition, we hired Stuart B. Gleichenhaus to serve as our Chief Development Officer. Mr. Gleichenhaus is expected to assist EaglePicher in evaluating financing alternatives and potential debt reduction through divestitures of one or more business units. To date, we have taken a number of actions to improve our operating performance and financial condition. We have retained Giuliani Capital Advisors LLC (“GCA”) as a financial and strategic advisor for our Hillsdale business segment. GCA will assist Hillsdale in developing a comprehensive strategy to improve operating and financial performance, including further plant consolidations, a detailed assessment of our China sourcing initiatives, and an assessment of our long-term customer profitability. We have also implemented a retention bonus program to induce certain key employees to remain with us for at least the next two years.
      Based on current projections, we may fully utilize our revolving credit facility, accounts receivable program and cash on hand at certain times through June 10, 2005, the date on which our current forbearance agreements with our lenders expire. Our current financial condition may cause our suppliers to tighten their credit terms with us, which would further negatively impact our liquidity. If our liquidity needs exceed the availability under these facilities, we would need to obtain other sources of funding. Our 9.75% Senior Notes currently restrict the amount of incremental debt we can incur to approximately $15 million in addition to our Credit Agreement debt. There can be no assurance that this additional financing can be obtained or that it will provide sufficient liquidity to meet our needs.
      If we do not maintain sufficient liquidity to fund our operations, comply with the terms of the forbearance agreements with our lenders as described above, or extend the forbearance agreements beyond June 10, 2005, we may be forced to restructure our indebtedness, including possibly filing bankruptcy.
      We are currently evaluating possible divestitures of business units in order to reduce our debt, as well as various other financing alternatives. No assurance can be given that any such measures will be successful or that we will complete any such measure prior to the June 10, 2005 expiration of the forbearance agreements. Accordingly, there is a substantial chance that we will need to negotiate a further extension of the forbearance agreements or an amendment to our Credit Agreement and accounts receivable program. No assurance can be given that we will be able to obtain alternative financing or such an extension or amendment.

B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)

Consolidated Financial Statements
      Our consolidated financial statements include the accounts of our wholly-owned and majority (51% or more) owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated businesses in which we own at least 20%, or over which we exercise significant influence, are accounted for using the equity method. Additionally, upon adoption of Emerging Issues Tax Force (EITF) Issue No. 03-16 “Accounting for Investments in Limited Liability Companies” on September 1, 2004, we account for our interest in unconsolidated limited liability companies using the equity method. All other investments in unconsolidated subsidiaries are accounted for using the cost method.

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
      Contract costs include direct material, labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools and facility costs. Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made.
      The asset, Costs and Estimated Earnings in Excess of Billings, represents revenues recognized in excess of amounts billed on individual contracts. The liability, Billings in Excess of Costs and Estimated Earnings, represents billings in excess of revenues recognized on individual contracts.

Concentrations of Credit Risk
      Our concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, retained interest in EaglePicher Funding Corporation (“EPFC”), and sales concentrations with certain customers. As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial institutions with which we conduct business. Credit risk with financial institutions is considered minimal as we utilize only high quality financial institutions. We conduct periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Our customer base includes all significant automotive manufacturers and their first tier suppliers in North America and Europe. Although we are directly affected by the well-being of the automotive industry, we do not believe significant credit risk existed at November 30, 2004. In addition, during 2002, we formed EPFC, an off-balance sheet qualifying special-purpose entity, to sell an interest in certain receivables. See Note K for a discussion of EPFC. We believe that EPFC assists in the management of our credit risk related to trade receivables as it permits us to sell an interest in our receivables on a non-recourse basis.
      Net sales to our largest customer, General Motors, were $70.8 million in 2002, $64.3 million in 2003, and $73.6 million in 2004. Net sales to our second largest customer, Honda, were $84.2 million in 2002,

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
$79.0 million in 2003 and $70.3 million in 2004. No other customer accounted for 10% or more of consolidated sales for any period presented.

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

Derivative Financial Instruments
      We account for derivative financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of SFAS 133.” Under this guidance, all derivative instruments are recognized as assets or liabilities at their fair value on the balance sheet. On the date a derivative contract is entered into, we designate the derivative as either a) a hedge of the fair value of a recognized asset or liability (a fair value hedge), b) a hedge of a forecasted transaction or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge), or c) a hedge of a net investment in a foreign operation (a net investment hedge). Changes in the fair value of derivatives are either recognized in the income statement or as a component of Accumulated Other Comprehensive Income (Loss) in the balance sheet, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of derivatives that are designated as hedges is recorded in the consolidated statements of operations. From time to time, we enter into interest rate swaps and foreign currency forward exchange contracts to manage our interest costs and foreign currency exchange rate exposures.

Income Taxes
      Current income taxes are provided for based upon income for financial statement purposes. Deferred tax assets and liabilities are established based on the difference between the financial statement and income tax bases of assets and liabilities as well as for operating loss and tax credit carry-forwards. A valuation allowance represents a provision for uncertainty on the realization of the deferred tax asset.

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

Property, Plant and Equipment
      We record our investment in property, plant and equipment at cost. We provide for depreciation on property, plant and equipment using the straight-line method over the estimated useful lives of the assets which are generally 20 to 30 years for buildings, 3 to 10 years for machinery and equipment, and 3 to 5 years for software. Leasehold improvements are depreciated over the shorter of the lease term or the estimated life

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
of the improvement. Improvements which extend the useful life of property are capitalized, while repair and maintenance costs are charged to operations as incurred. Property, plant and equipment acquired in the acquisition of a business, are stated at fair value, based on independent appraisal, as of the date of the acquisition.

Goodwill
      Goodwill represents the excess of purchase price paid over the fair value of assets acquired and liabilities assumed in business combinations. This amount had been amortized through November 30, 2002 on a straight-line basis over 15 years. Effective December 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses goodwill and other intangible assets that have indefinite useful lives and, as such, prescribes that these assets will not be amortized, but rather tested for impairment at least annually or more frequently if indicators of impairment exist. This pronouncement also provides specific guidance on performing the annual impairment test for goodwill and intangibles with indefinite lives. Under this new accounting standard, we no longer amortize our goodwill and are required to complete an annual impairment test. We have seven reporting units, as defined in SFAS No. 142.
      The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of our reporting units, we make estimates and judgments about the future cash flows of these reporting units. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. When necessary, we engage third-party valuation experts to assist us in evaluating the fair values of our reporting units. In addition, we make certain judgments about allocating shared assets and liabilities to the balance sheets for our reporting units.

Tooling Costs Related to Long-Term Supply Arrangements
      We capitalize costs incurred to design, develop and construct molds, dies and other tools for customers that we contract to sell product to under long-term supply arrangements. If we own the tooling, the costs capitalized for molds, dies and other tools are amortized over the expected life of the tool, which is the shorter of the useful life or the supply arrangement under which the tool is utilized.
      If we do not own the tooling, we receive a non-cancelable right from our customers to use the related molds, dies and tools during the supply arrangement. We are typically reimbursed for these costs when volume production commences. There are circumstances where we are reimbursed for these costs over the period of volume production. For contracts where we are reimbursed over the period of volume production, we amortize the capitalized costs over the estimated life of the volume production.
      Tooling costs are included in Prepaid expenses and Other Assets, net in the accompanying balance sheets.

Deferred Financing Costs
      Deferred financing costs are amortized over the term of the related debt using the effective interest method. Deferred financing costs are included in Other Assets, net, in the accompanying balance sheets.

Intangibles
      Intangibles consist primarily of licensed intellectual property. We record intangibles at cost and amortize them using the straight-line method over their estimated useful lives. Intangibles are included in Other Assets, net, in the accompanying balance sheets.

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)

Deferred Stripping
      In our Filtration and Minerals Segment, we charge our mining costs to Cost of Products Sold as sales occur. However, we defer and amortize certain mining costs on a units-of-production basis over the estimated life of the particular section of a mine, based on estimated recoverable cubic yards of ore in that section. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. We include our deferred stripping costs in Other Assets, net in our accompanying balance sheets.
      We evaluate the carrying value of our deferred stripping costs utilizing a SFAS No. 144 model by comparing the carrying amount of the asset against the estimated undiscounted future cash flows. If the undiscounted cash flows are less than the carrying value, an impairment loss is recorded for the difference between the fair value of the asset and the carrying value.
      Because we amortize these costs based on the units-of-production method, the amount of deferred stripping amortized in each period will vary based on the amount of deferred stripping activity versus production activity during a given period. Our accounting policy is to amortize the deferred stripping costs for a specific mineable deposit over the specific mineable deposit’s estimated life into Depreciation and Amortization when production of that specific mineable deposit’s ore occurs. We expect our existing deferred stripping costs to be fully amortized within 10 years which is our estimated completion of our active mining deposit locations. In the future, we will incur additional deferred stripping costs related to our reserves which are not yet active.
      The accounting for deferred stripping costs is mixed in practice, and some mining companies expense deferred stripping as incurred which results in greater volatility in reported results. In addition, some mining companies defer inner-burden or embedded burden costs, which we do not defer. We believe our accounting policy, which is generally accepted in the mining industry, provides a smoothing of the cost of over-burden waste-rock removal over the life of the mine, rather than expensing it as incurred, and provides a better matching of revenues with expenses.

Impairment of Long-Lived Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate the recoverability of property, plant and equipment, and intangibles with definite lives not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition. If the undiscounted cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded. These cash flows are evaluated for objectivity by using weighted probability techniques and also comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. An impairment loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. The estimated fair value is based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

Environmental Remediation Costs
      We accrue for environmental expenses when the costs are probable and can be reasonably estimated. The estimated liabilities are not discounted or reduced for possible recoveries from insurance carriers.

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)

Research and Development
      Research and development expenditures are generally included in Cost of Products sold as incurred. Research and development expense was $9.8 million in 2002, $13.2 million in 2003 and $15.8 million in 2004. Included in Net Sales are the following amounts which represent customer sponsored research activities: $8.8 million in 2002, $11.0 million in 2003, and $12.2 million in 2004.

Foreign Currency Translation
      Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and income and expenses are translated using weighted average exchange rates. Adjustments resulting from translation of financial statements stated in local currencies are included in Accumulated Other Comprehensive Income (Loss). Gains and losses from foreign currency transactions are included in the statements of operations.

Reclassifications
      During 2004, we reclassified certain immaterial amounts in our 2002 and 2003 financial statements to conform to our 2004 presentation.

Basic and Diluted Income (Loss) Per Share
      The calculation of net income (loss) per share is based upon the average number of common shares outstanding. No potentially dilutive shares were outstanding during the three year period ended November 30, 2004.

Recently Released or Adopted Accounting Standards
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003. This revised interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003 for special-purpose entities and for all other types of entities for periods ending after March 31, 2004. The adoption of FIN No. 46® did not have an impact on our financial condition or results of operations.
      In March 2004, the EITF reached a consensus on EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies.” Upon adoption, this consensus requires that we account for our investment in a start-up manufacturing company, as described in Note S as an equity method investment. The consensus was effective for us on September 1, 2004 and required that we record a loss from the cumulative effect of a change in accounting principle in our fourth quarter of 2004 of $0.2 million.
      The EITF has issued Issue No. 04-6 for the task force to discuss, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” The issue is attempting to address numerous implementation and consistency issues for the mining industry, including the appropriate accounting for deferred stripping costs. Any consensus reached by the EITF on this issue could result in a change to our accounting policy on Deferred Stripping and as a result may have a material impact on our financial condition or results of operations.
      In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. See Note Q for the disclosure requirements required by SFAS No. 132®.

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
      In April 2004, the EITF released Issue No. 03-06 “Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the issuing company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. We adopted EITF 03-06 during the quarter ended August 31, 2004. Because the holders of our Cumulative Redeemable Exchangeable Preferred Stock are not entitled to participate in dividends or earnings available for our common shareholders, the adoption of EITF 03-06 did not have an impact on our calculation of earnings (loss) per share.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in our fiscal year 2006. We do not expect the adoption of SFAS No. 151 to have a significant effect on our financial condition or results of operations.
      In December 2004, the FASB issued two FASB Staff Positions (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” These FSP’s may affect how a company accounts for deferred income taxes. These FSP’s are effective December 21, 2004. We are currently evaluating the impact from these FSP’s on our results of operations and financial position and expect to complete this evaluation prior to the filing of our first quarter of fiscal 2005 financial results.

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)

C.	REVENUE RECOGNITION
      The following provides information on contracts in progress at November 30 (in thousands of dollars):

	2003	2004

Costs incurred on uncompleted contracts	$167,091	$236,629
Estimated earnings	45,606	66,386

	212,697	303,015
Less: billings to date	(186,362)	(263,942)

	$26,335	$39,073

Costs and estimated earnings in excess of billings	$28,433	$41,141
Billings in excess of costs and estimated earnings	(2,098)	(2,068)

	$26,335	$39,073

      We provided for estimated losses on uncompleted contracts of $0.2 million at November 30, 2003 and $0.1 million at November 30, 2004.

D.	DERIVATIVE FINANCIAL INSTRUMENTS
      Periodically, we use interest rate swap contracts to adjust the proportion of our total debt that is subject to variable interest rates. Under our interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest for a certain notional amount and receive in return an amount equal to a variable-rate. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity. Although no collateral is held or exchanged for these contracts, interest rate swap contracts are entered into with a major financial institution in order to minimize our counterparty credit risk. These interest rate swap contracts are designated as cash flow hedges against changes in the amount of future cash flows associated with our interest payments on variable-rate debt. The effect of this accounting on our operating results is that interest expense on a portion of variable-rate debt being hedged is generally recorded based on fixed interest rates. At November 30, 2003, we had interest rate swap contracts to pay fixed-rates of interest (average rate of 5.68%) on $90.0 million notional amount of indebtedness. The $90.0 million notional amount of outstanding contracts matured in December 2003. As of November 30, 2003, we had $0.7 million, net of tax, in unrealized losses which were included in Accumulated Other Comprehensive Income (Loss) in our balance sheets which represented the fair values of the interest rate swap agreements at that date. As of November 30, 2004, we had no interest rate swaps outstanding. The fair value of interest rate swap contracts is based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
      We use foreign currency forward exchange contracts to hedge the risk of cash flow fluctuations due to changes in exchange rates on transactions denominated in foreign currencies. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we hedge a portion of our anticipated foreign currency exchange rate exposures. To hedge this exposure, we use foreign currency forward exchange contracts that generally have maturities that approximate the timing of the forecasted transactions. Foreign currency forward exchange contracts are placed with a number of major financial institutions in order to minimize our counterparty credit risk. We record these foreign currency forward exchange contracts at fair value in our balance sheets and the related unrealized gains or losses on these contracts, net of tax, are recorded as a component of Accumulated Other Comprehensive Income (Loss) in our balance sheets. These unrealized gains and losses are recognized in the statement of operations in the period in which the related transactions being hedged are recognized in the statement of operations. As of

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
November 30, 2003, we had outstanding foreign currency forward exchange contracts with an aggregate notional amount of $7.1 million. Net unrealized losses on these contracts, based on prevailing financial market information, as of November 30, 2003 were $0.5 million, net of tax, and were included in Accumulated Other Comprehensive Income (Loss) in our balance sheets. As of November 30, 2004, we had outstanding foreign currency forward exchange contracts with an aggregate notional amount of $29.5 million, which represents approximately 40% of our net foreign currency exchange rate exposures for fiscal 2005. Net unrealized losses on these contracts, based on prevailing financial market information, as of November 30, 2004, were $1.3 million, net of tax, and were included in Accumulated Other Comprehensive Income (Loss) in our balance sheets. The fair value of foreign currency hedge contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. Subsequent to November 30, 2004, we entered into additional foreign currency forward exchange contracts bringing the aggregate notional amount of forward contracts to $52.0 million, which represents approximately 71% of our net foreign currency exchange rate exposures for fiscal 2005. During 2002, we recognized $0.1 million in gross gains from foreign currency hedge transactions, and $1.2 million of gross losses. During 2003, we recognized no gross gains from foreign currency hedge transactions, and $3.2 million of gross losses. During 2004, we recognized $0.6 million of gross gains from currency hedge transactions and $1.6 million of gross losses.

E.	INVENTORIES
      Inventories consisted of the following at November 30 (in thousands of dollars):

	2003	2004

Raw materials and supplies	$23,668	$30,458
Work-in-process	13,658	17,397
Finished goods	14,206	16,263

	$51,532	$64,118

F.	PROPERTY, PLANT AND EQUIPMENT, NET
      Property, plant and equipment consisted of the following at November 30 (in thousands of dollars):

	2003	2004

Land and land improvements	$13,172	$10,781
Buildings	64,171	62,189
Machinery and equipment	243,671	281,022
Construction in progress	7,610	18,877

	328,624	372,869
Less: accumulated depreciation	(177,810)	(215,208)

	$150,814	$157,661

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)

G.	GOODWILL
      The following goodwill amounts by reporting unit were recorded as of November 30, 2003 and 2004 (in thousands of dollars):

Reporting Segment	2003	2004

Hillsdale	$34,816	$—
Wolverine	47,268	47,268
Defense and Space Power	44,486	44,486
Commercial Power Solutions	—	8,993
Specialty Materials Group	19,498	19,498
Pharmaceutical Services	2,929	2,929
Filtration and Minerals	3,043	3,043

	$152,040	$126,217

      Based on a combination of factors, particularly: (1) our current and projected operating results; (2) the loss of several key automotive programs prior to November 30, 2004; and (3) the overall deterioration in the U.S. automotive industry, prior to finalizing our fiscal year 2004 annual financial statements, we concluded there were sufficient indicators to require us to assess whether the recorded goodwill balance of our Hillsdale segment was impaired at November 30, 2004. Based on a valuation of our Hillsdale reporting unit, we concluded that the goodwill in our Hillsdale reporting unit was impaired. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) within this reporting unit.
      Based on this allocation, we wrote off $34.8 million of goodwill in the Hillsdale reporting unit as a non-cash charge to continuing operations during the fourth quarter of fiscal 2004.
      In our Commercial Power Solutions reporting unit, we have an interest in EaglePicher Horizon Batteries LLC. As of November 30, 2003, we owned 50% of EaglePicher Horizon Batteries LLC. This entity manufactures and distributes next generation woven lead-acid battery technology. Effective December 1, 2003, this venture agreement was amended and we acquired an incremental 12% interest from our venture partner for $7.5 million. We paid, for cash flow purposes, the $7.5 million in two installment payments of $4.0 million in November 2003 and $3.5 million in December 2003. We also obtained rights to appoint the General Manager and control three of the five members of the board. We now own 62% of this venture and control the operating board. Accordingly, we have consolidated this entity in the financial results of our Commercial Power Solutions Segment beginning with our quarter ended February 29, 2004. We recognized $9.0 million of additional goodwill related to taking control and consolidating this entity in our financial statements.
      The following pro forma disclosure presents our income (loss) applicable to common shareholders and our basic and diluted per share income (loss) applicable to common shareholders for the year ended

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
November 30, 2002 as if SFAS No. 142 had been adopted on December 1, 2001 (in thousands of dollars, except per share amounts):

2002

Reported Loss Applicable to Common Shareholders	$(51,719)
Goodwill amortization	14,592

As Adjusted Loss Applicable to Common Shareholders	$(37,127)

Reported Basic and Diluted Loss per share Applicable to Common Shareholders	$(53.60)
Goodwill amortization per share	15.12

As Adjusted Basic and Diluted Loss per share Applicable to Common Shareholders	$(38.48)

H.	OTHER ASSETS, NET
      Other assets, net, consisted of the following at November 30 (in thousands of dollars):

	2003	2004

Tooling costs related to long-term supply arrangements	$3,423	$1,720
Deferred financing costs, net	13,216	11,860
Intangibles, net	3,130	4,223
Deferred stripping, net	4,824	4,369
Investments in unconsolidated businesses	7,010	16,719
Other	1,913	3,423

	$33,516	$42,314

      A summary of our tooling costs is as follows:

	November 30,

	2003	2004

Owned tooling costs	$1,597	$971
Customer owned tooling costs	5,430	3,289

	7,027	4,260
Less — current portion reflected in Prepaid Expenses and Other	(3,604)	(2,540)

Long-term portion reflected in Other Assets	$3,423	$1,720

      Deferred financing costs have an original cost of $17.0 million at November 30, 2003 and $17.4 million at November 30, 2004. The related accumulated amortization was $3.8 million at November 30, 2003 and $5.5 million at November 30, 2004. During 2003 we recognized a $6.3 million expense for the write-off of certain deferred financing costs related to the retirement of our former Credit Agreement and the redemption of approximately 95% of our senior subordinated notes, as discussed in Note M, and incurred $10.8 million of costs related to our Senior Unsecured Notes and Credit Agreement, as discussed in Note M. In addition, during the third quarter of 2004, we wrote off $0.5 million of costs in connection with the redemption of the remaining 5% of our Senior Subordinated Notes.
      Intangible assets as of November 30, 2004, consists primarily of an intangible owned by one of our majority controlled and consolidated businesses called EP NTZ Micro Filtration, LLC (“NTZ”). NTZ is a venture that manufactures and sells next generation micro-filtration products and solutions for automotive suppliers. Intangible assets are amortized over their useful lives. Intangible asset amortization expense for the

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
year ended November 30, 2003 was $0.1 million and for the year ended November 30, 2004 was $0.5 million and is included in Depreciation and Amortization in the accompanying Statement of Operations. Intangible assets are net of accumulated amortization of $0.6 million at November 30, 2004. Estimated annual amortization expense through 2009 and thereafter related to our intangible assets as of November 30, 2004 is as follows (in thousands):

2005	$504
2006	738
2007	738
2008	498
2009	495
Thereafter	1,250

$4,223

      We recorded amortization expense related to our deferred stripping of $0.5 million in 2004.
      During the second quarter of 2004, we signed a share purchase agreement to buy 51.1% of the equity securities of Kokam Engineering Co., Ltd. (“Kokam”) from its majority shareholder. Kokam is a lithium-ion battery and battery equipment manufacturer based in Seoul, South Korea. Under the provisions of this agreement, we paid $1.0 million in July 2004 as a good-faith non-refundable fee toward the total purchase price of approximately $6.2 million for the 51.1% interest. In December 2004, we closed this share purchase. Also, during 2004 and in early 2005, we purchased approximately 16% of additional shares of Kokam for approximately $5.7 million. As of November 30, 2004, we accounted for our 15.2% interest in the outstanding equity securities of Kokam at cost. After completing the share purchase in December 2004, our ownership interest exceeded 50%. Therefore, we will consolidate Kokam in our first quarter of 2005 (February 28, 2005) financial statements within our Commercial Power Solutions Segment. The share purchase agreement provides for an earn-out arrangement where the seller will receive ten times 1% of EBITDA (as defined in the share purchase agreement) for the first five years after closing with a maximum amount payable of approximately $16.3 million (this amount is payable in South Korean Won and therefore subject to foreign exchange fluctuations). In addition, we signed a license agreement with Kokam for the exclusive right to manufacture and sell all of Kokam’s products and to utilize all of Kokam’s technology to sell into government markets throughout the world. Under the provisions of the license agreement, we paid $4.0 million in July 2004 and another $4.0 million in December 2004. Our investment in Kokam and the license have been included in Other Assets, net, as investments in unconsolidated business in the accompanying November 30, 2004 financial statements.
      We also have an investment in a start-up technology company (See Note S).

I.	INSURANCE RELATED LOSSES (GAINS)
      In 2002, we recorded a provision of $3.1 million related to a dispute with an insurance carrier over the coverage on a fire which occurred during 2001 at our Harrisonville, Missouri bulk pharmaceutical plant. During 2003, we recorded a $2.8 million gain related to the settlement of this claim.
      In addition, in 2003 we recorded a $5.5 million gain primarily related to the settlement of a claim with our insurance carrier over the coverage on a fire during 2002 at our Seneca, Missouri non-operating facility.
      During 2004, we recorded $0.7 million of expense primarily related to the settlement of a lawsuit over assets which were destroyed in a fire.

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)

J.	DIVESTITURES AND DISCONTINUED OPERATIONS

Divestitures
      We recognized amounts related to divestitures in our statements of operations during the years ended November 30, as follows: (in thousands of dollars):

	2002	2003	2004

(Gain) loss on sale of divisions	$2,800	$—	$—
Losses recognized related to divisions sold in previous years	3,697	—	5,471

	$6,497	$—	$5,471

      We have indemnified buyers of our former divisions and subsidiaries for certain liabilities related to items such as environmental remediation and warranty issues on divisions sold in previous years. We have previously recorded liabilities for these exposures; however, from time to time, as additional information becomes available, additional amounts need to be recorded.
      During 2002, we sold certain assets and liabilities of our Precision Products business to a group of former employees and divisional management personnel. We received approximately $3.1 million in proceeds and recorded a $2.8 million loss on the sale. During 2002, based on new information that became available, we also recorded additional amounts totaling $3.7 million for various environmental and litigation matters, as well as medical and worker’s compensation claims relating to previous divestitures.
      In 2004, we recorded $2.6 million of expense related to a litigation settlement of a claim related to a division sold effective December 1999. That payment was made during 2004. In addition, we recorded $2.9 million in 2004 of additional charges primarily related to environmental and workers compensation reserves of previously divested businesses.
      An analysis of the other liabilities related to divestitures is as follows (in thousands of dollars):

Balance at November 30, 2001	$17,810
Additional amounts recorded	3,697
Amounts spent	(6,757)
Amounts transferred from discontinued operations	2,912

Balance at November 30, 2002	17,662
Amounts spent	(8,365)

Balance at November 30, 2003	9,297
Additional amounts recorded	5,471
Amounts spent	(9,087)

Balance at November 30, 2004	$5,681

Discontinued Operations
      During the first quarter of 2002, we sold certain of the assets of our former Construction Equipment Division, which represented our entire former Machinery Segment. The sale price was $6.1 million in cash, plus an estimated working capital adjustment of $1.0 million, and the assumption of approximately $6.7 million in current liabilities. The measurement date to account for the Machinery Segment as a discontinued operation occurred during the second quarter of 2001. We retained the land and buildings of the Construction Equipment Division’s main facility in Lubbock, Texas and leased the facility to the buyer for a five year term. We also retained a certain amount of accounts receivable and raw materials inventory, a portion

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
of which the buyer failed to purchase. During the second quarter of 2004, we reached an agreement with the buyer to reimburse us $0.5 million for the remaining inventory and terminated our lease for the Lubbock, Texas building and land. During 2004, we sold the building and land for proceeds of approximately $1.4 million and recorded a gain on disposal of discontinued operations during 2004 of $0.6 million, net of zero provision for income taxes.
      During the second quarter of 2003, we reached an agreement in principle for the sale of certain assets at our Hillsdale U.K. automotive operation (a former component of our Hillsdale Segment) for cash of $1.1 million. The sale closed on June 11, 2003. In addition, we wound down the remaining operations of our Hillsdale U.K. automotive operation during 2003. Accordingly, effective in the second quarter of 2003, upon receipt of authority from our Board of Directors, we discontinued the operations of our Hillsdale U.K. automotive operation and restated all prior period financial statements. Our Hillsdale U.K. Automotive operations had net sales of $13.9 million during 2002 and $6.9 million during 2003. We have included in Loss from Operations of Discontinued Businesses in our Statements of Operations losses of ($2.3) million in 2002 and ($0.4) million in 2003. In addition, in the second quarter of 2003, we recognized a Loss on Disposal of Business of $3.0 million, which is net of a $0.6 million tax benefit related to this sale, and during the third and fourth quarters of 2003, we recognized an increase of $1.3 million to that Loss on Disposal due to various shutdown costs.
      In July 2003, we completed the sale of certain assets of our Germanium-based business in our Specialty Materials Group Segment for net cash proceeds of approximately $14.0 million. These assets related to the production of Germanium-based products primarily used in the infrared optics and fiber optics applications and do not include any of our assets that are involved in the production of Germanium substrates and wafers. Our Germanium-based business had net sales of $14.7 million in 2002 and $7.5 million in 2003. During the third quarter of 2003, we discontinued the operations of our Germanium-based business and restated all prior period financial statements. We have included in Gain (Loss) from Operations of Discontinued Businesses in our Statements of Operations losses of ($2.5) million in 2002 and ($1.3) million in 2003. In addition, during 2003, we recorded in Loss on Disposal of Discontinued Businesses a gain of $0.3 million, which is net of zero tax provision (benefit). During the second quarter of 2004, we recorded a loss in Gain (Loss) on Disposal of Discontinued Businesses of $4.2 million, which is net of zero tax provision (benefit), primarily related to the write-off of an insurance receivable to recover the loss of our investment in an entity that was supposed to provide a source of Germanium. We had previously filed an insurance claim to recover the loss of the asset covered by insurance, and management and legal counsel had originally assessed the recovery of that insurance receivable as probable. In the second quarter of 2004, management and legal counsel no longer considered recovery probable and therefore we wrote-off the receivable.
      In April 2004, we sold our Environmental Science & Technology division within our Specialty Materials Group Segment for cash of approximately $23.0 million. During the second quarter of 2004, we discontinued the operations of this business and restated all prior period financial statements. Our Environmental Science & Technology division had net sales of $10.4 million in 2002, $12.1 million in 2003, and $3.0 million in 2004. We have included in Gain (Loss) from Operations of Discontinued Businesses in our Statements of Operations a Gain (Loss) of ($1.5) million in 2002, $0.1 million in 2003, and ($0.1) million in 2004. In addition, in the second quarter of 2004, we recognized a gain in Gain (Loss) on Disposal of Discontinued Businesses of $9.1 million, which is net of zero tax provision, and we recognized an increase of $0.5 million during the third quarter of 2004 and $0.6 million during the fourth quarter of 2004 to that Gain on Disposal of Discontinued Businesses.
      We do not allocate any general corporate overhead to Loss from Operations of Discontinued Businesses or Gain (Loss) on Disposal of Discontinued Businesses. However, in accordance with the provisions of EITF Issue No. 87-24, “Allocation of Interest to Discontinued Operations” we do allocate to Loss from Operations of Discontinued Businesses (i) interest on debt that is to be assumed by buyers, (ii) interest on debt that is

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
required to be repaid as a result of the divestiture, and (iii) a portion of our remaining consolidated interest expense that is not directly attributable to or related to our other operations. Other consolidated interest expense that is not attributed to our other operations is allocated based on the ratio of net assets to be sold or discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of our total consolidated net assets plus our consolidated debt other than (a) debt of the discontinued operation that will be assumed by the buyer, (b) debt that is required to be paid as a result of the disposal transaction, and (c) debt that can be directly attributed to our other operations. Interest expense, which has been included in the amounts above, included in Loss from Operations of Discontinued Businesses for the years ended 2002, 2003 and 2004 was $6.9 million, $4.8 million, and $0.9 million, respectively. We do not allocate any interest expense to the Gain (Loss) on Disposal of Discontinued Businesses.
      At November 30, 2004, the remaining balance in Liabilities of Discontinued Operations was primarily accrued liabilities and pension obligations related to our former Hillsdale U.K. automotive operation.

K.	ACCOUNTS RECEIVABLE ASSET-BACKED SECURITIZATION (QUALIFYING SPECIAL PURPOSE ENTITY)
      We have an agreement with a major United States financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, EaglePicher Funding Corporation (“EPFC”). The size of this facility is $55.0 million, subject to certain financial covenant limitations. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. In the third quarter of 2003, we amended this agreement to extend the receivables program until the earlier of (a) 90 days prior to the maturity of our Credit Agreement (as defined in Note M) or (b) January 2008.
      We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our Credit Agreement (as defined in Note M), we include the outstanding obligations of EPFC, our off-balance sheet special purpose entity.
      We continue to service sold receivables and receive a monthly servicing fee from EPFC of approximately 1% per annum of the receivable pool’s average balance. As this servicing fee approximates our cost to service, no servicing asset or liability has been recorded at November 30, 2003 or 2004. The carrying value of our retained interest in EPFC is recorded at fair value, which is estimated as its net realizable value due to the short duration of the receivables transferred to EPFC. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances, which is based on our historical results and probable future losses.
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
      As of November 30, 2004, our retained interest in EPFC was $34.3 million and the revolving pool of receivables that we serviced totaled $69.2 million. At November 30, 2004, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $32.7 million. During the year ended November 30, 2004, we sold $548.0 million of accounts receivable to EPFC, and during the same

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
period EPFC collected $526.4 million of cash that was reinvested in new securitizations. The effective interest rate as of November 30, 2004 in the securitization was approximately 3.74%.
      As of November 30, 2004, we were not in compliance with any of the financial covenants under our accounts receivable securitization facility. As a result of this non-compliance, the account receivables purchaser is entitled to discontinue this facility and collect all receivables up to the amount of their purchased interest.
      On March 10, 2005, we entered into a agreement with our accounts receivable purchaser, pursuant to which the purchaser agreed to continue funding this program through June 10, 2005, provided no new defaults occur.

L.	RESTRUCTURING AND ASSET IMPAIRMENTS
      During 2001, we recorded asset write-downs in connection with a restructuring plan (the “Plan”) announced in November 2001. The Plan primarily relocated our corporate headquarters from Cincinnati, Ohio to Phoenix, Arizona and closed three plants as a result of the elimination of certain product lines in the Defense and Space Power Segment. During the fourth quarter of 2004, we recorded an additional charge of $0.4 million for the remaining lease obligation of our former corporate office in Cincinnati, Ohio.
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
      In May 2002, we announced we would exit the Gallium business in our Specialty Materials Segment due to the downturn in the fiber-optic, telecommunication and semiconductor markets, the primary markets for our Gallium products. This action resulted in a $5.5 million charge to restructuring expense. This charge consists of an inventory impairment totaling $2.9 million, representing the loss to be incurred from the liquidation of current inventory. The charge also consists of an accrual totaling $2.4 million representing primarily the loss to be incurred from the liquidation of inventory to be purchased under firm purchase commitments. In addition, a $0.2 million asset impairment charge was recorded against Property, Plant and Equipment.
      During 2004, we recorded $0.6 million of asset impairments primarily related to equipment that is no longer utilized.

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The remaining balance of $0.7 million as of November 30, 2004, is included in Other Accrued Liabilities in our balance sheets. An analysis of the facilities, severance and other costs incurred related to restructuring reserves is as follows (in thousands of dollars):

	Facilities	Severance	Other Costs	Total

Balance at November 30, 2001	$1,850	$4,842	$694	$7,386
Amounts paid from pension assets	—	(3,080)	—	(3,080)
Amounts recorded for exiting the Gallium Business	—	—	2,382	2,382
Additional provision for severance liability	—	416	—	416
Amounts spent	(221)	(1,864)	(1,736)	(3,821)

Balance at November 30, 2002	1,629	314	1,340	3,283
Amounts spent	(907)	(314)	(1,164)	(2,385)

Balance at November 30, 2003	722	—	176	898
Additional amounts recorded for remaining lease obligation	400	—	—	400
Amounts spent	(507)	—	(51)	(558)

Balance at November 30, 2004	$615	$—	$125	$740

M.	LONG-TERM DEBT
      Long-term debt consisted of the following at November 30 (in thousands of dollars):

	2003	2004

Credit Agreement:
Revolving credit facility	$—	$—
Term loan	149,625	142,458
Senior Unsecured Notes, 9.75% interest, due 2013, net of $1.8 million discount	248,040	248,177
Senior Subordinated Notes, 9.375% interest, paid off in 2004	9,500	—
Industrial Revenue Bond, variable interest (2.08% at November 30, 2004), due in 2005	13,600	1,800
Other	1,105	1,209

	421,870	393,644
Less: current portion	(13,300)	(144,863)

Long-term debt, net of current portion	$408,570	$248,781

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Aggregate maturities of long-term debt by each of our fiscal year ends are as follows at November 30, 2004 (in thousands of dollars):

2005	$144,863
2006	604
2007	—
2008	—
2009	—
Thereafter	248,177

$393,644

Credit Agreement
      We have a syndicated senior secured loan facility (“Credit Agreement”) providing an original term loan (“Term Loan”) of $150.0 million and a $125.0 million revolving credit facility (“Facility”). The Facility bears interest, at our option, at a rate equal to (i) LIBOR plus 375 basis points or (ii) an Alternate Base Rate (“ABR”) (which is equal to the highest of (a) the agent’s prime rate, (b) the Federal funds effective rate plus 50 basis points, or (c) the base CD rate plus 100 basis points) plus 275 basis points. The Term Loan bears interest, at our option, at a rate equal to (i) LIBOR plus 325 basis points or (ii) the ABR plus 225 basis points. Interest is generally payable quarterly on the Facility and Term Loan. We are permitted to enter into interest rate swap agreements to manage our variable interest rate exposure. However, as of November 30, 2004, we had no interest rate swaps outstanding. The Credit Agreement also contains certain fees. There are fees for letters of credit equal to 3.75% per annum for all issued letters of credit, and there is a commitment fee on the Facility equal to 0.5% per annum of the unused portion of the Facility. If we meet certain financial benchmarks, the interest rate spreads on the Facility, the commitment fees and the fees for letters of credit may be reduced.
      There are three financial covenants contained in our Credit Agreement. They are a leverage ratio (the ratio of total debt, including the obligations of our accounts receivable asset-backed securitization, to Credit Agreement EBITDA), an interest coverage ratio (the ratio of Credit Agreement EBITDA to interest expense) and a fixed charge coverage ratio (the ratio of Credit Agreement EBITDA minus capital expenditures to the sum of interest expense plus scheduled principal payments plus cash dividends paid plus income taxes paid), all as defined in the Credit Agreement.
      As of November 30, 2004, we were not in compliance with any of the above financial covenants. Because our forbearance agreements, as described below, only extend to June 10, 2005, prior to the end of our fiscal year 2005, we have classified our entire Credit Agreement debt as a current liability at November 30, 2004. As a result of this noncompliance, our Credit Agreement lenders are entitled to exercise a number of remedies, including declaring all debt immediately due and payable, ceasing to advance new loans, or enforcing their security interest in collateral.
      On February 28, 2005, we entered into forbearance agreements with our Credit Agreement lenders. Pursuant to this agreement, the lenders agreed to forbear from exercising any remedies as a result of this covenant noncompliance through June 10, 2005 and to continue funding our existing revolving credit facility through that date in its full amount of $125 million, provided that no new defaults occur. The forbearance agreements contain a covenant of minimum monthly earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined. This covenant is in lieu of the three financial covenants in the Credit Agreement for which we are currently not in compliance. The lenders can terminate the forbearance agreements if anything occurs in our business that has had, or could reasonably be expected to have, a material adverse effect on our business, assets, operations, or condition, financial or otherwise. We also agreed to an

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
increase of 1.25% in the interest rate for the term loan and 0.75% in the interest rate for the revolving facility under the Credit Agreement, and agreed to limit capital expenditures to $10 million from February 28 through June 10, 2005.
      The Term Loan is scheduled to mature upon the earlier of (i) August 7, 2009 or (ii) 180 days prior to the mandatory redemption of our 11.75% Cumulative Redeemable Exchangeable Preferred Stock (“Preferred Stock”) if more than $5.0 million of its aggregate liquidation preference remains outstanding. The Facility is scheduled to mature upon the earlier of (i) August 7, 2008 or (ii) 180 days prior to the mandatory redemption of our Preferred Stock if more than $5.0 million of its aggregate liquidation preference remains outstanding. Our Preferred Stock is scheduled for mandatory redemption on March 1, 2008.
      At November 30, 2004, we had $26.6 million in outstanding letters of credit under the Facility, which together with borrowings of zero, made our available borrowing capacity $98.4 million.
      The Credit Agreement is secured by EaglePicher Holdings, Inc.’s capital stock, the capital stock of substantially all of our domestic United States subsidiaries, a certain portion of the capital stock of our foreign subsidiaries, and substantially all other assets of our United States subsidiaries. Additionally, the Credit Agreement is guaranteed by us and certain of our United States subsidiaries.
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
      In addition to regularly scheduled payments on the Credit Agreement, we are required to make mandatory prepayments equal to 50.0% of annual excess cash flow, as defined in the Credit Agreement, beginning with our fiscal year ending November 30, 2004. The net proceeds from the sale of assets (subject to certain conditions), the net proceeds of certain new debt issuance, and 50.0% of the net proceeds of any equity securities issuance are also subject to mandatory prepayments on the Credit Agreement. For the year ended November 30, 2004, we were not required to make any excess cash flow payout. In December 2004, we repaid $15 million of our Term Loan as required by our Credit Agreement due to the sale of our Environmental Science and Technology Division in April 2004.

Senior Unsecured Notes
      In August 2003, we issued $250.0 million 9.75% Senior Unsecured Notes due in 2013, at a price of 99.2% of par to yield 9.875%. Accordingly, the net proceeds before issuance costs were $248.0 million. The discount is being amortized over the life of the Senior Unsecured Notes. The Senior Unsecured Notes require semi-annual interest payments on September 1 and March 1, beginning on March 1, 2004. The Senior Unsecured Notes are redeemable at our option, in whole or in part, any time after September 1, 2008 at set redemption prices. We are required to offer to purchase the Senior Unsecured Notes at a set redemption price should there be a change in control. The Senior Unsecured Notes contain covenants which restrict or limit our ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. We were in compliance with these covenants at November 30, 2004. The covenant restricting additional indebtedness currently limits us to incur an approximate $15.0 million of debt in addition to our Credit Agreement debt. The Senior Unsecured Notes are guaranteed by us and certain of our subsidiaries.

EaglePicher Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)

Senior Subordinated Notes
      On May 31, 2004, we provided notice to the trustee and the holders of our Senior Subordinated Notes that we would redeem all remaining outstanding Senior Subordinated Notes on June 30, 2004, at a redemption price equal to 103.125% of the principal amount of each such Note, plus accrued and unpaid interest of $30.99 per $1,000 principal amount. On June 30, 2004, we made this redemption payment and removed this $9.5 million debt from our balance sheet.

Industrial Revenue Bond
      Our industrial revenue bond requires monthly interest payments at variable interest rates based on the market for similar issues and is secured by a letter of credit issued under the Facility described above. During 2004, we paid-off one of our Industrial Revenue Bonds for $10.0 million.

Write-off of Deferred Financing Costs
      During the third quarter of 2003, we wrote-off $6.3 million of deferred financing costs in connection with the retirement of our former senior secured credit facility and the redemption of approximately 95% of our senior subordinated notes. In addition, in the third quarter of 2004, we wrote-off $0.5 million of costs in connection with retiring the remaining 5% of our senior subordinated notes.

Effective Interest Rates and Fair Value of Long-term Debt
      Our effective interest rate under our outstanding debt at November 30, 2003 was 8.69% (including the effect of the interest rate swaps) and at November 30, 2004 was 8.24%. Our debt had an estimated fair value of $436.2 million at November 30, 2003, and $399.2 million at November 30, 2004. We were provided the fair market value by the primary market maker of these instruments, who based the fair value on the current market conditions at November 30, 2003 and 2004 as there is generally no significant trading activity in these securities.

Subsidiary Guarantors and Non-Guarantors
      Our Senior Unsecured Notes were issued by our wholly-owned subsidiary, EaglePicher Incorporated (“EPI”), and are guaranteed on a full, unconditional, and joint and several basis by us and certain of our wholly owned United States subsidiaries (“Subsidiary Guarantors”). We have determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors, and such financial statements are not presented. EPI is subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Senior Unsecured Notes. The following supplemental condensed combining financial statements present information regarding EPI, as the Issuer, the Subsidiary Guarantors and Non-Guarantor Subsidiaries. We only accrue interest income and expense on intercompany loans once a year in our fourth fiscal quarter.

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
As of November 30, 2003

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$52,478	$1	$(2,732)	$17,573	$—	$67,320
Receivables and retained interest, net	62,937	—	2,620	21,673	—	87,230
Intercompany accounts receivable	1,764	—	7,476	1,852	(11,092)	—
Costs and estimated earnings in excess of billings	—	—	17,386	11,047	—	28,433
Inventories	5,762	—	36,276	11,595	(2,101)	51,532
Assets of discontinued operations	—	—	16,494	348	—	16,842
Prepaid expenses and other assets	2,218	—	4,301	3,875	—	10,394
Deferred income taxes	8,526	—	—	—	—	8,526

	133,685	1	81,821	67,963	(13,193)	270,277
Property, Plant and Equipment, net	24,823	—	102,154	23,837	—	150,814
Investment in Subsidiaries	288,465	68,121	30,455	—	(387,041)	—
Goodwill	37,339	—	104,686	13,154	(3,139)	152,040
Prepaid Pension	58,891	—	—	—	—	58,891
Other Assets, net	11,366	2,472	23,809	24,190	(28,321)	33,516

	$554,569	$70,594	$342,925	$129,144	$(431,694)	$665,538

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$22,125	$—	$55,680	$10,737	$—	$88,542
Intercompany accounts payable	—	—	1,840	9,252	(11,092)	—
Current portion of long-term debt	13,300	—	—	—	—	13,300
Liabilities of discontinued operations	—	—	1,038	956	—	1,994
Other accrued liabilities	29,347	—	22,164	8,345	—	59,856

	64,772	—	80,722	29,290	(11,092)	163,692
Long-term Debt, net of current portion	423,295	—	720	15,318	(30,763)	408,570
Postretirement Benefits Other Than Pensions	17,418	—	—	—	—	17,418
Other Long-term Liabilities	9,651	—	—	1,998	—	11,649
Preferred Stock	—	154,416	—	—	—	154,416

	515,136	154,416	81,442	46,606	(41,855)	755,745
Intercompany Accounts	(216,625)	10,790	181,907	29,234	(5,306)	—
Shareholders’ Equity (Deficiency)	256,058	(94,612)	79,576	53,304	(384,533)	(90,207)

	$554,569	$70,594	$342,925	$129,144	$(431,694)	$665,538

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
As of November 30, 2004

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$8,133	$1	$851	$11,037	$—	$20,022
Receivables and retained interest, net	34,619	—	3,983	26,090	—	64,692
Intercompany accounts receivable	2,330	—	11,455	962	(14,747)	—
Costs and estimated earnings in excess of billings	—	—	30,442	10,699	—	41,141
Inventories	7,091	—	40,914	19,972	(3,859)	64,118
Prepaid expenses and other assets	2,239	—	3,995	2,672	—	8,906
Deferred income taxes	9,382	—	—	—	—	9,382

	63,794	1	91,640	71,432	(18,606)	208,261
Property, Plant and Equipment, net	22,144	—	102,101	33,416	—	157,661
Investment in Subsidiaries	313,242	59,665	25,498	—	(398,405)	—
Goodwill	37,339	—	69,870	19,008	—	126,217
Prepaid Pension	59,444	—	—	—	—	59,444
Deferred Income Taxes	4,877	—	—	—	—	4,877
Other Assets, net	17,013	1,880	23,491	39,203	(39,273)	42,314

	$517,853	$61,546	$312,600	$163,059	$(456,284)	$598,774

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$19,556	$—	$56,153	$16,887	$—	$92,596
Intercompany accounts payable	—	—	968	13,779	(14,747)	—
Current portion of long-term debt	144,863	—	—	—	—	144,863
Liabilities of discontinued operations	—	—	—	395	—	395
Other accrued liabilities	21,418	—	24,244	9,525	—	55,187

	185,837	—	81,365	40,586	(14,747)	293,041
Long-term Debt, net of current portion	267,244	—	5,716	16,467	(40,646)	248,781
Postretirement Benefits Other Than Pensions	16,423	—	—	—	—	16,423
Other Long-term Liabilities	3,935	—	—	7,550	—	11,485
Preferred Stock	—	171,090	—	—	—	171,090

	473,439	171,090	87,081	64,603	(55,393)	740,820
Intercompany Accounts	(210,603)	10,792	158,502	47,319	(6,010)	—
Shareholders’ Equity (Deficiency)	255,017	(120,336)	67,017	51,137	(394,881)	(142,046)

	$517,853	$61,546	$312,600	$163,059	$(456,284)	$598,774

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS
Year Ended November 30, 2002

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
Net Sales:
Customers	$50,879	$—	$528,854	$77,967	$—	$657,700
Intercompany	16,411	—	13,628	4	(30,043)	—

	67,290	—	542,482	77,971	(30,043)	657,700

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	36,167	—	444,891	62,574	(30,043)	513,589
Selling and administrative	27,511	5	30,449	5,766	—	63,731
Intercompany charges	(6,322)	—	6,322	—	—	—
Depreciation and amortization	5,434	—	38,308	2,416	—	46,158
Goodwill amortization	3,736	—	9,870	986	—	14,592
Other	6,212	—	9,283	—	—	15,495

	72,738	5	539,123	71,742	(30,043)	653,565

Operating Income (Loss)	(5,448)	(5)	3,359	6,229	—	4,135
Other Income (Expense):
Interest (expense) income	(36,812)	—	1,167	(470)	1,888	(34,227)
Other income (expense), net	235	—	2,549	541	(1,809)	1,516
Equity in earnings (losses) of consolidated subsidiaries	18,014	(19,557)	(47,551)	—	49,094	—

Income (Loss) from Continuing Operations Before Taxes	(24,011)	(19,562)	(40,476)	6,300	49,173	(28,576)
Income Taxes (Benefit)	146	—	12	1,780	—	1,938

Income (Loss) from Continuing Operations	(24,157)	(19,562)	(40,488)	4,520	49,173	(30,514)
Discontinued Operations	—	—	(4,053)	(2,265)	—	(6,318)

Net Income (Loss)	$(24,157)	$(19,562)	$(44,541)	$2,255	$49,173	$(36,832)

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS
Year Ended November 30, 2003

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
Net Sales:
Customers	$53,204	$—	$498,352	$121,744	$—	$673,300
Intercompany	20,886	—	16,468	2,871	(40,225)	—

	74,090	—	514,820	124,615	(40,225)	673,300

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	45,459	—	410,505	97,338	(40,225)	513,077
Selling and administrative	22,271	5	32,416	8,764	(245)	63,211
Intercompany charges	(6,690)	—	6,397	293	—	—
Depreciation and amortization	5,620	—	36,981	5,108	—	47,709
Insurance related losses (gains)	724	—	(9,003)	—	—	(8,279)

	67,384	5	477,296	111,503	(40,470)	615,718

Operating Income (Loss)	6,706	(5)	37,524	13,112	245	57,582
Other Income (Expense):
Interest (expense) income	(36,916)	(198)	3,582	(504)	—	(34,036)
Preferred stock dividends accrued	—	(4,169)	—	—	—	(4,169)
Other income (expense), net	(1,971)	—	1,340	869	(1,821)	(1,583)
Write-off of deferred financing costs	(6,327)	—	—	—	—	(6,327)
Equity in earnings (losses) of consolidated subsidiaries	48,601	9,612	12,169	—	(70,382)	—

Income (Loss) from Continuing Operations Before Taxes	10,093	5,240	54,615	13,477	(71,958)	11,467
Income Taxes (Benefit)	262	—	45	2,530	—	2,837

Income (Loss) from Continuing Operations	9,831	5,240	54,570	10,947	(71,958)	8,630
Discontinued Operations	(219)	—	(819)	(4,749)	—	(5,787)

Net Income (Loss)	$9,612	$5,240	$53,751	$6,198	$(71,958)	$2,843

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS
Year Ended November 30, 2004

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
Net Sales:
Customers	$62,915	$—	$499,414	$145,008	$—	$707,337
Intercompany	27,401	—	17,217	2,403	(47,021)	—

	90,316	—	516,631	147,411	(47,021)	707,337

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	59,594	—	428,020	128,730	(45,256)	571,088
Selling and administrative	24,195	—	31,708	10,802	—	66,705
Intercompany charges	(6,986)	—	6,504	482	—	—
Depreciation and amortization	5,069	—	30,952	4,667	—	40,688
Restructuring and asset impairments	650	—	350	—	—	1,000
Loss from divestitures	5,471	—	—	—	—	5,471
Insurance related loss	—	—	681	—	—	681
Goodwill impairment	—	—	34,816	—	—	34,816

	87,993	—	533,031	144,681	(45,256)	720,449

Operating Income (Loss)	2,323	—	(16,400)	2,730	(1,765)	(13,112)
Other Income (Expense):
Interest (expense) income	(37,220)	(591)	677	(2,353)	2,781	(36,706)
Preferred stock dividends accrued	—	(16,674)	—	—	—	(16,674)
Other income (expense), net	—	(3)	2,161	(485)	—	1,673
Write off of deferred financing costs	(492)	—	—	—	—	(492)
Equity in earnings (losses) of consolidated subsidiaries	24,777	(8,456)	(4,957)	—	(11,364)	—

Income (Loss) from Continuing Operations Before Taxes	(10,612)	(25,724)	(18,519)	(108)	(10,348)	(65,311)
Income Taxes (Benefit)	(9,259)	—	—	2,679	—	(6,580)

Income (Loss) from Continuing Operations	(1,353)	(25,724)	(18,519)	(2,787)	(10,348)	(58,731)
Discontinued Operations	635	—	5,960	—	—	6,595
Cumulative Effect of Accounting Change	(200)	—	—	—	—	(200)

Net Income (Loss)	$(918)	$(25,724)	$(12,559)	$(2,787)	$(10,348)	$(52,336)

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
For the Year Ended November 30, 2002

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,157)	$(19,562)	$(44,541)	$2,255	$49,173	$(36,832)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	(18,014)	19,557	47,551	—	(49,094)	—
Depreciation and amortization	12,301	—	48,178	3,402	—	63,881
Loss from divestitures	3,325	—	3,172	—	—	6,497
Insurance related losses	—	—	3,100	—	—	3,100
Deferred income taxes	5,484	—	—	—	—	5,484
Changes in assets and liabilities, net of effect of non-cash items	36,035	5	49,555	(6,629)	(46,689)	32,277

	14,974	—	107,015	(972)	(46,610)	74,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of divisions	—	—	3,063	—	—	3,063
Capital expenditures	(980)	—	(13,470)	(1,851)	—	(16,301)
Investments in unconsolidated subsidiaries	(1,499)	—	(800)	—	—	(2,299)
Other, net	639	—	—	—	—	639

	(1,840)	—	(11,207)	(1,851)	—	(14,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(32,515)	—	—	(12)	—	(32,527)
Net borrowings (repayments) under revolving credit agreements	21,966	—	(56,702)	—	—	(34,736)
Acquisition of treasury stock	(159)	—	—	—	—	(159)

	(10,708)	—	(56,702)	(12)	—	(67,422)

Cash provided by (used in) discontinued operations	—	—	15,452	(1,796)	—	13,656

Effect of exchange rates on cash	—	—	—	1,159	—	1,159

Net increase (decrease) in cash and cash equivalents	2,426	—	54,558	(3,472)	(46,610)	6,902
Intercompany accounts	1,196	—	(52,997)	4,438	47,363	—
Cash and cash equivalents, beginning of period	17,145	1	471	6,936	67	24,620

Cash and cash equivalents, end of period	$20,767	$1	$2,032	$7,902	$820	$31,522

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
For the Year Ended November 30, 2003

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,612	$5,240	$53,751	$6,198	$(71,958)	$2,843
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	(48,601)	(9,612)	(12,169)	—	70,382	—
Depreciation and amortization	8,337	—	36,981	5,108	—	50,426
Preferred stock dividends accrued	—	4,169	—	—	—	4,169
Loss on disposal of discontinued operations	219	—	(342)	4,318	—	4,195
Insurance related (gains) losses	724	—	(9,003)	—	—	(8,279)
Write-off of deferred financing costs	6,327	—	—	—	—	6,327
Deferred income taxes	(2,837)	—	—	2,758	—	(79)
Changes in assets and liabilities, net of effect of non-cash items	(73,110)	—	14,585	(172)	(1,911)	(60,608)

	(99,329)	(203)	83,803	18,210	(3,487)	(1,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment and other	—	—	238	—	—	238
Capital expenditures	(2,411)	—	(9,856)	(3,814)	—	(16,081)
Purchases of intangibles	—	—	(672)	(2,500)	—	(3,172)
Investments in unconsolidated subsidiaries	—	—	—	(4,426)	—	(4,426)

	(2,411)	—	(10,290)	(10,740)	—	(23,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(19,000)	—	—	—	—	(19,000)
Redemption of senior subordinated notes	(210,500)	—	—	—	—	(210,500)
Net borrowings (repayments) under revolving credit agreements	(121,500)	—	—	—	—	(121,500)
Issuance of treasury stock	—	910	—	—	—	910
Proceeds from the New Credit Agreement and Senior Unsecured Notes	398,000	—	—	—	—	398,000
Payment of deferred financing costs	(10,844)	—	—	—	—	(10,844)

	36,156	910	—	—	—	37,066

Cash provided by discontinued operations	—	—	16,010	1,248	—	17,258

Effect of exchange rates on cash	—	—	—	5,921	—	5,921

Net increase (decrease) in cash and cash equivalents	(65,584)	707	89,523	14,639	(3,487)	35,798
Intercompany accounts	90,368	(707)	(87,360)	(4,968)	2,667	—
Cash and cash equivalents, beginning of period	27,694	1	(4,895)	7,902	820	31,522

Cash and cash equivalents, end of period	$52,478	$1	$(2,732)	$17,573	$—	$67,320

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
For the Year Ended November 30, 2004

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(918)	$(25,724)	$(12,559)	$(2,787)	$(10,348)	$(52,336)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in (earnings) loss of consolidated subsidiaries	(24,777)	8,456	4,957	—	11,364	—
Depreciation and amortization	6,498	591	30,952	4,667	—	42,708
Preferred stock dividends accrued	—	16,674	—	—	—	16,674
Loss (gain) on disposal of discontinued operations	(635)	—	(6,013)	—	—	(6,648)
Loss from divestitures	2,871	—	—	—	—	2,871
Insurance related loss	—	—	681	—	—	681
Write off of deferred financing costs	492	—	—	—	—	492
Goodwill impairment	—	—	34,816	—	—	34,816
Restructuring and asset impairments	650	—	350	—	—	1,000
Cumulative effect of accounting change	200	—	—	—	—	200
Deferred income taxes	(7,893)	—	—	1,417	—	(6,476)
Changes in assets and liabilities, net of effect of non-cash items	5,529	3	(24,367)	(9,102)	12,613	(15,324)

	(17,983)	—	28,817	(5,805)	13,629	18,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment and other	—	—	240	—	—	240
Capital expenditures	(4,420)	—	(29,172)	(12,034)	—	(45,626)
Kokam investment, license and other costs	(4,000)	—	—	(8,702)	—	(12,702)
Acquisition of majority interest in EaglePicher Horizon Battery LLC	—	—	—	(3,500)	—	(3,500)

	(8,420)	—	(28,932)	(24,236)	—	(61,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(18,864)	—	—	—	—	(18,864)
Redemption of senior subordinated notes	(9,500)	—	—	—	—	(9,500)

	(28,364)	—	—	—	—	(28,364)

Net cash provided by discontinued operations	1,340	—	21,713	—	—	23,053

Effect of exchange rates on cash	—	—	—	943	—	943

Net increase (decrease) in cash and cash equivalents	(53,427)	—	21,598	(29,098)	13,629	(47,298)
Intercompany accounts	9,082	—	(18,015)	22,562	(13,629)	—
Cash and cash equivalents, beginning of period	52,478	1	(2,732)	17,573	—	67,320

Cash and cash equivalents, end of period	$8,133	$1	$851	$11,037	$—	$20,022

N.	11.75% CUMULATIVE MANDATORILY REDEEMABLE EXCHANGEABLE PREFERRED STOCK
      We have outstanding 14,191 shares of our 11.75% Cumulative Mandatorily Redeemable Exchangeable Preferred Stock. The Preferred Stock had an initial liquidation preference at February 24, 1998 of $5,637.70 per share which accreted during the first five years after issuance at 11.75% per annum, compounded semiannually, ultimately reaching $10,000 per share on March 1, 2003. Commencing March 1, 2003, dividends on our Preferred Stock became cash payable in arrears, semiannually, at 11.75% per annum of the liquidation preference if and when declared by the Board of Directors; the first semiannual dividend payment of $8.3 million was due September 1, 2003. The Credit Agreement and the Senior Unsecured Notes contain financial covenants that currently prohibit us from paying dividends on the Preferred Stock. Accordingly, our Board of Directors have not declared any cash dividends. If we do not pay cash dividends on the Preferred Stock, then holders of the Preferred Stock may become entitled to elect a majority of our Board of Directors. Dakruiter S.A. and Harbourgate B.V., both companies controlled by Granaria Holdings B.V., our controlling common shareholder, hold approximately 78% of our preferred stock, and therefore Granaria Holdings B.V. would continue to be able to elect our entire Board of Directors. The election of a majority of the directors is the only remedy of holders of the preferred stock for a failure to pay cash dividends. Unpaid dividends are cumulative but do not bear interest. During 2003, we accrued $16.4 million, and during 2004, we accrued $16.7 million of preferred dividends. Future dividends on the Preferred Stock are as follows (in thousands of dollars):

Fiscal Year	Dividends

2005	$16,674
2006	16,674
2007	16,674
2008	4,167

$54,189

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
      Effective September 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain instruments be classified as liabilities in our balance sheet. The effect of the adoption was that, as of September 1, 2003, we reclassified the current redemption value plus unpaid dividends of our preferred stock to long-term liabilities, and the accrual of the dividends payable for periods ending after September 1, 2003 have been recorded as a component of non-operating expenses in our consolidated statements of income. In accordance with this statement, the prior period financial statements have not been reclassified.

O.	SHAREHOLDERS’ EQUITY (DEFICIENCY)

Common Stock
      During the second quarter of 2003, we sold to our controlling common shareholder, Granaria Holdings B.V., Bert Iedema, one of our directors and chief executive officer of Granaria Holdings B.V., and two of our executive officers the 69,500 shares of common stock held in our Treasury for $13.00 per share, or $0.9 million. In connection with this stock issuance, we reclassified the balance in our Treasury, or

$7.2 million, to Additional Paid in Capital in our accompanying balance sheets. During the fourth quarter of 2004, Mr. Iedema sold his shares to Granaria.

Accumulated Other Comprehensive Income (Loss)
      At November 30, 2003, Accumulated Other Comprehensive Income (Loss) consisted of a net foreign currency translation gain of $2.7 million, which is net of a tax provision of $1.5 million and a net loss on hedging derivatives of $1.2 million, which is net of a tax benefit of $0.6 million. Accumulated Other Comprehensive Income (Loss) at November 30, 2004 consisted of a net foreign currency translation gain of $3.3 million, which is net of a tax provision of $1.8 million, and a net loss on hedging derivatives of $1.3 million, which is net of a tax benefit of $0.7 million.

P.	INCOME TAXES
      The following is a summary of the sources of income (loss) from continuing operations before income tax provision (benefit) for the years ended November 30 (in thousands of dollars):

	2002	2003	2004

United States	$(36,759)	$(1,917)	$(71,345)
Foreign	8,183	13,384	6,034

	$(28,576)	$11,467	$(65,311)

      The following is a summary of the components of income tax provision (benefit) from continuing operations for the years ended November 30 (in thousands of dollars):

	2002	2003	2004

Current:
Federal	$(5,956)	$—	$—
Foreign	2,455	2,916	(104)
State and local	(45)	—	—

	(3,546)	2,916	(104)
Deferred	5,484	(79)	(6,476)

	$1,938	$2,837	$(6,580)

      The following is a summary of the primary differences between the income tax expense (benefit) from continuing operations and the income tax computed using the statutory Federal income tax rate for the years ended November 30 (in thousands of dollars):

	2002	2003	2004

Income tax expense (benefit) at Federal statutory rate	$(10,001)	$4,013	$(22,859)
Foreign taxes rate differential	66	142	40
Tax on unremitted foreign earnings	—	—	7,192
Non-deductible amortization relating to goodwill	992	—	—
Goodwill amortization and impairments	—	—	4,760
Non-deductible preferred stock dividends	—	1,459	5,836
(Reduction) increase in valuation allowance	13,813	(2,882)	(6,070)
Effect of Discontinued Operations of Hillsdale U.K.	—	2,334	—
Foreign income offset by previously unrecorded losses and credits	—	(3,049)	—
Tax on repatriation of foreign earnings	—	—	2,870
Other	(2,932)	820	1,651

	$1,938	$2,837	$(6,580)

      Components of deferred tax balances as of November 30 are as follows (in thousands of dollars):

	2003	2004

Current deferred tax assets (liabilities) attributable to:
Accrued divestiture reserve	$3,254	$1,988
Accrued liabilities	9,314	8,854
Other assets	1,613	1,712
Other liabilities	(717)	(1,084)

Current deferred tax asset	13,464	11,470
Valuation allowance	(4,938)	(2,088)

Current deferred tax asset, net of valuation allowance	8,526	9,382

Non-current deferred tax assets (liabilities) attributable to:
Property, plant and equipment	(3,440)	(6,972)
Prepaid pension	(19,912)	(20,805)
Net operating loss carryforwards	33,532	52,531
Goodwill	1,539	(2,872)
Unrepatriated foreign earnings	—	(7,192)
Postretirement benefits	3,766	5,748
Other assets	310	815
Other liabilities	(2,650)	(5,966)

Non-current deferred tax asset	13,145	15,287
Valuation allowance	(13,631)	(10,410)

Non-current deferred tax asset (liability), net of valuation allowance	(486)	4,877

Net deferred tax asset	$8,040	$14,259

      As of November 30, 2004 we had net operating loss carryforwards of $148.8 million in the United States available to offset future taxable income that will begin to expire in 2021.

      SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of November 30, 2003 and 2004, we recorded a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. In estimating levels of future taxable income, we have considered historical results of operations in recent years and the implementation of prudent and feasible tax planning strategies to generate future taxable income. Specifically, we have considered a tax planning strategy involving the sale of certain assets. We estimate that the implementation of this strategy would result in taxable gains of approximately $60 million, thus providing for the utilization of approximately $20 million of our deferred tax asset. We have not provided a valuation allowance on the amount of deferred tax asset that could be utilized as a result of the execution of this strategy. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, then an increase in the valuation allowance will be required, with a corresponding charge against income. On the other hand, if future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation allowance could be reduced, with a corresponding credit to income.
      We have various foreign subsidiaries engaged in the production and distribution of our products outside of the United States. During 2004, in an effort to better manage our outstanding borrowings, we elected to repatriate the earnings of certain of our foreign subsidiaries. As a result of this repatriation, we determined that we can no longer consider the unremitted earnings of these subsidiaries to be permanently invested outside of the United States, and pursuant to APB Opinion No. 23, “Accounting for Income Taxes — Special Areas,” we recorded a tax provision of approximately $7.2 million. As of November 30, 2004, we have provided taxes on all foreign earnings.

Q.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS, AND COMPENSATION PLANS

Pension and Other Postretirement Benefit Plans
      Substantially all of our employees are covered by various pension or profit sharing retirement plans. We have two qualified pension plans, a Salaried Plan (Salary) and an Hourly Plan (Hourly). Our funding policy for defined benefit plans is to fund amounts on an actuarial basis to provide for current and future benefits in accordance with the funding guidelines of ERISA.
      Plan benefits for salaried employees were based primarily on an employees’ highest five consecutive years’ earnings during the last ten years of employment. Plan benefits for hourly employees were typically based on a dollar unit multiplied by the number of service years. In December 2002, our board of directors authorized us to change from a “final average pay plan,” as described above, to a cash-balance pension plan effective January 1, 2004. All benefits earned through December 31, 2003, were left unchanged. This change applies to all salaried and certain hourly employees.
      Effective January 1, 2003, our board of directors terminated our Supplemental Executive Retirement Plan (the “SERP”). In 2003, we recognized $3.1 million of income related to the termination of the SERP. The Compensation Committee of the board of directors approved the replacement of the SERP with a “Pension Restoration Plan” which allows certain employees whose compensation exceeds annual limits set by the IRS to receive pension benefits, which are currently limited primarily by governmental regulations. In addition, certain key executives receive an additional 5% of compensation per year in lieu of the prior SERP benefits. These are unfunded and unsecured obligations.
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
      Net periodic pension and postretirement benefit costs are based on valuations performed by our actuary as of measurement dates on November 30 of the prior fiscal year. The components of the costs are as follows (in thousands of dollars):

	Pension Benefits			Postretirement Benefits

	2002	2003	2004	2002	2003	2004

Service cost — benefits earned during the period	$3,933	$3,630	$4,036	$463	$254	$82
Interest cost on projected benefit obligations	15,577	15,129	14,906	1,187	1,085	551
Expected return on plan assets	(23,705)	(19,767)	(21,413)	—	—	—
Recognized actuarial loss	—	1,616	2,036	—	142	273
Net amortization and deferral	312	(108)	(108)	—	(318)	(1,030)

Net periodic cost (income)	(3,883)	500	(543)	$1,650	$1,163	$(124)

Special termination benefits	3,674	—	—

Total cost of (income from) providing retirement benefits	$(209)	$500	$(543)

      During 2002, we recognized special termination benefits as a result of determining that a portion of assets in our over-funded pension plan at November 30, 2001 could be made available to pay severance costs. Accordingly, we amended our pension plans and provided new or amended severance plans to allow for such payments.
      Weighted average assumptions to determine net periodic cost are:

	Pension Benefits			Postretirement Benefits

	2002	2003	2004	2002	2003	2004

Discount rate	7.25%	6.95%	6.07%	7.25%	6.95%	6.07%
Expected rate of return on plan assets	9.25%	8.75%	8.75%	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
      The weighted average expected rate of return on plan assets that will be used to determine the fiscal year 2005 net periodic pension cost is 8.25%. The discount rate that will be used to determine the fiscal year 2005 net periodic pension and postretirement benefit cost is 5.84%.
      For measurement purposes, we have made the following assumptions for our post retirement benefits cost:

	2003	2004

Health care cost trend rate	11.0%	10.0%
Ultimate health care trend rate	5.0%	5.0%
Year ultimate health care trend rate reached	2009	2009
      The health care trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rate would have the following effects on the service and interest cost for the year ended November 30, 2004 and the accumulated postretirement benefit obligation at November 30, 2004:

	One Percentage
	Point

	Increase	Decrease

Effect on service and interest cost components	$60	$(50)
Effect on accumulated postretirement benefit obligation	687	(592)
      The overall expected long-term rate of return on plan assets assumption is based on: (1) the target asset allocation for plan assets, (2) long-term forecasts for asset classes employed, and (3) the active management of all returns greater than our expected long-term rate of return. We also compare our expected rate of return on plan assets with our historical returns for reasonableness. The pension plan asset allocation as of the measurement date and the target asset allocation, presented as a percentage of total plan assets, were as follows:

	Target	Plan Assets as of
	Allocation as of	November 30,
	November 30,
	2004	2003	2004

Asset category:
Equity securities	55%	59%	59%
Fixed income securities	42%	36%	36%
Real estate and other	3%	5%	5%

	100%	100%	100%

      Pension plan assets are invested in a diversified mix of traditional asset classes. Investments in U.S. and foreign equity securities, fixed income securities, real estate and cash are made to maximize long-term returns while recognizing the need for adequate liquidity to meet on-going benefit and administrative obligations. Risk tolerance of unexpected investment and actuarial outcomes is continually evaluated by understanding the pension plan’s liability characteristics. Equity investments, both active and passively managed, are used primarily to increase overall plan returns. Real estate investments are viewed favorably for their diversification benefits and above-average dividend generation. Fixed income investments provide diversification benefits and liability hedging attributes that are desirable, especially in falling interest rate environments.
      The following tables set forth the plans’ changes in benefit obligation, plan assets and funded status on the measurement dates, November 30, 2003 and 2004, and amounts recognized in our consolidated balance sheets as of those dates (in thousands of dollars).

	Pension Benefits		Postretirement Benefits

	2003	2004	2003	2004

Changes in Benefit Obligations:
Benefit Obligation, beginning of year	$230,839	$250,272	$18,638	$13,526
Service cost	3,630	4,036	254	82
Interest cost	15,129	14,906	1,085	551
Amendments	(6,413)	—	(9,190)	(4,517)
Actuarial (gain)/loss	21,805	5,516	4,119	574
Plan participant’s contributions	—	—	911	931
Benefits paid	(14,718)	(14,886)	(2,291)	(1,802)

Benefit Obligation, end of year	250,272	259,844	13,526	9,345

	Pension Benefits		Postretirement Benefits

	2003	2004	2003	2004

Change in Plan Assets:
Fair Value of Plan Assets, beginning of year	232,901	251,932	—	—
Actual return (loss) on plan assets	33,749	27,454	—	—
Employer contributions	—	—	1,380	871
Plan participants’ contributions	—	—	911	931
Benefits paid	(14,718)	(14,886)	(2,291)	(1,802)

Fair Value of Plan Assets, end of year	251,932	264,500	—	—

Funded Status	1,660	4,656	(13,526)	(9,345)
Unrecognized Actuarial (Gain)/Loss	58,958	56,397	4,980	5,281
Unrecognized Prior Service Cost	(1,727)	(1,609)	(8,872)	(12,359)

Net Prepaid Benefit Cost (Accrued Benefit Liability) Recognized	$58,891	$59,444	$(17,418)	$(16,423)

      During 2003, plan amendments reduced our projected pension benefit obligation by $6.4 million due to adopting the provisions of our cash-balance plan effective January 1, 2004, as discussed above. Also during 2003, plan amendments reduced our projected postretirement welfare plan obligation by $9.2 million due to enforcing our existing policy of collecting 100% of the costs for these postretirement benefits from active employees when they retire. During 2004, we extended this policy of collecting 100% of the costs for postretirement benefits to substantially all of our current retirees which reduced our postretirement welfare plan obligation by $4.5 million.
      Based on current ERISA funding rules, we do not expect to make any contributions to our pension plans during 2005. The following table summarizes expected benefit payments from our pension and postretirement plans through fiscal year 2014. Actual benefit payments may differ from expected benefit payments.

	Pension	Postretirement
	Benefits	Benefits

2005	$14,891	$918
2006	15,217	899
2007	15,553	862
2008	15,995	836
2009	15,942	829
2010 - 2014	90,751	3,630
      The following is a summary of our funded/(unfunded) benefit obligation by our Hourly Plan, Salary Plan, and in Total as of November 30, 2004:

	Salary	Hourly	Total

Accumulated Benefit Obligation (ABO)	$158,998	$98,976	$257,974
Obligations due to future salary increases	—	1,870	1,870

Projected Benefit Obligation (PBO)	$158,998	$100,846	$259,844

Fair Value of Plan Assets	$162,281	$102,219	$264,500

(Unfunded)/funded PBO	$3,283	$1,373	$4,656

(Unfunded)/funded ABO	$3,283	$3,243	$6,526

ABO funding percentage	102.1%	103.3%	102.5%

Compensation Plans
      We also offer 401(k) savings plans to certain employees. Participants may contribute a portion of their earnings, of which 50% of their contribution, up to 6% of their earnings, is matched by us. Our matching cost for these plans was $1.6 million in 2002 and 2003 and $2.0 million in 2004. Our board of directors adopted a “401(k) Restoration Plan,” effective January 1, 2003, for all employees whose base compensation is greater than $0.2 million per year. This allows all employees to maximize our matching policy without being limited by governmental regulations related to maximum employee contributions into a 401(k) plan. These are unfunded and unsecured obligations.
      We have a Share Appreciation Plan (“SAP Plan”) to reward certain executives and managers whose individual performance and effort will have a direct impact on achieving our profit and growth objectives. Shares of stock are not actually awarded, however participants are awarded units on which appreciation is calculated based upon a formula of the prior year’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) minus net debt and preferred stock. The units vested over five years and are payable any time during the sixth through tenth year following the date of award. The units had no value as of November 30, 2004, 2003, or 2002. It is our intent to no longer grant units under the SAP Plan.
      In June 2002, we adopted a “Long-Term Bonus Program”, effective December 1, 2001. This plan provides for the grant of units to certain members of management. Individuals are rewarded based on the growth of a unit’s value over time. The unit value is determined based on a multiple of our annual EBITDA less net debt and preferred stock, as defined and as adjusted for certain items in the agreement. The units vest ratably over three years and can be redeemed by the individuals after the vesting period and up to five years, which is when the units expire. In September 2004, as permitted by the plan document, we allowed participants with vested units as of November 30, 2003 to exercise. The plan has provisions which prevent the exercise of any units which would cause any undue financial stress. In January 2005, we paid approximately $1.7 million associated with the exercise in September 2004 of certain vested units.
      During 2002, we expensed $1.2 million, and during 2003, we expensed $1.2 million in Selling and Administrative expense in the statements of operations associated with this plan. In 2004, due to a decline in the unit value, we recorded a reduction in the previously recorded expense of $0.7 million. The units had no value as of November 30, 2004.
      The following is a detail of the units granted, expired/forfeited and exercised under the plan:

Balance, November 30, 2001	—
Granted	419,150
Expired/forfeited	—
Exercised	—

Balance, November 30, 2002	419,150
Granted	510,950
Expired/forfeited	(60,833)
Exercised	—

Balance, November 30, 2003	869,267
Granted	503,625
Expired/forfeited	(93,881)
Exercised	(406,439)

Balance, November 30, 2004	872,572

R.	COMMITMENTS AND CONTINGENCIES

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
      We are involved in various stages of investigation and remediation of soil and groundwater at approximately 15 sites as a result of past and present operations, including currently owned and formerly owned plants. Also, we have received notice that we may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, as a potentially responsible party at approximately 25 additional sites. Any potential liability to fund environmental remediation activities could have a material adverse effect on our covenant compliance with the forbearance agreements (see Note M), and our liquidity given our current financial condition.
      The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on our available information and experience with environmental remediation matters, we have accrued reserves for our best estimate of remediation costs. In addition, in the course of our 1998 bankruptcy emergence, we obtained an agreement with the United States Environmental Protection Agency and Department of Interior and the states of Arizona, Michigan and Oklahoma whereby we have limited responsibility to them for response costs and natural resource damages for environmental contamination of sites not owned by us that is attributable to our pre-1998 bankruptcy activities. We retain all of our defenses, legal or factual, at such sites. However, if we are found liable for such contamination at any of these sites, our liability is capped at approximately 37% of the liability amount.
      We incurred environmental compliance expenses of $8.7 million in 2002, $8.3 million in 2003, and $8.1 million in 2004.
      In addition, we made capital expenditures for environmental compliance and remediation of $0.6 million in 2002, $0.6 million in 2003, and $1.9 million in 2004.
      We had total remediation expenditures of $1.2 million in 2002, $3.3 million 2003, and $2.2 million in 2004, of which $1.2 million in 2002, $2.8 million in 2003, and $2.2 million in 2004 were charged to our accrued environmental reserves. As of November 30, 2003, we had $9.3 million, and as of November 30, 2004, we had $5.7 million accrued for sold divisions and businesses related to legal and environmental matters. In addition, as of November 30, 2003, we had $1.6 million, and as of November 30, 2004, we had $1.4 million accrued in other accrued liabilities related to environmental liabilities for our on-going businesses.

Legal Matters
      On May 8, 1997, Caradon Doors and Windows, Inc. (“Caradon”) filed a suit against us in the United States District Court for the Northern District of Georgia alleging breach of contract, negligent misrepresentation, and contributory infringement relating to our former Plastics division, and seeking contribution and indemnification in the amount of approximately $20.0 million. With interest, Caradon’s claim is now approximately $27.0 million. This suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement. In June 1997, we filed a motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, seeking an order that Caradon’s claims had been discharged by our bankruptcy reorganization, which was completed in 1998, and enjoining Caradon from pursuing its lawsuit. On December 24, 1997, the Bankruptcy Court held that Caradon’s claims had been discharged and enjoined Caradon from pursuing its lawsuit. Caradon appealed the Bankruptcy Court’s decision to the United States District Court for the Southern District of Ohio, and on February 3, 1999, the District Court reversed on the grounds that the Bankruptcy Court had not done the proper factual analysis and remanded the matter back to the Bankruptcy Court. The Bankruptcy Court held a hearing on this matter on September 24 and 25, 2001, and on May 9, 2002 again held that Caradon’s claims had been discharged and enjoined Caradon from pursuing the Caradon Suit. Caradon appealed this decision to the District Court. The District Court reversed the Bankruptcy Court and ruled that Caradon’s claim was not discharged. We have appealed this decision to the U.S. Court of Appeals for the Sixth Circuit. We intend to contest this lawsuit vigorously.
      On December 10, 2003, a purported class action on behalf of approximately 600 members of the Quapaw Tribe of Oklahoma owning or possessing lands within the Quapaw Reservation was filed in the United States District Court for the Northern District of Oklahoma against us and six other corporations. The lawsuit alleges liability for property damage resulting from historical mining activities prior to 1959. The lawsuit specifies no specific damage amount and we have no reasonable basis for any estimation of such damage amount. We believe that any possible liability to members of the Quapaw Tribe was discharged in connection with our bankruptcy reorganization in 1996. We intend to contest this lawsuit vigorously.
      In October 2004, five mining companies and a railroad filed third party complaints against us in seven lawsuits pending in the United States District Court for the Northern District of Oklahoma. In these lawsuits, sixty minor children have asserted claims against the five mining companies alleging personal injury from exposure to lead in the environment from historical mining activities. The five mining companies and the railroad are seeking contribution and/or indemnification from us. In five of the lawsuits the plaintiffs seek $20 million compensatory plus $20 million punitive damages, in one the plaintiffs seek $10 million compensatory plus $10 million punitive damages and in the seventh the damages are unspecified. We have filed a motion in the United States Bankruptcy Court for the Southern District of Ohio, Western Division asserting that any liability to the third party plaintiffs has been discharged by our bankruptcy reorganization in 1996. We have no reasonable basis for any estimation of our ultimate liability. We intend to contest these claims vigorously.
      In addition, we do work for the United States Government that is subject to various risks, including audits by the Department of Defense, and we are involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal course of our business.
      Any significant costs to defend or settle the matters described above could have a material adverse effect on our covenant compliance with the forbearance agreements (see Note M), and our liquidity given our current financial condition.

Operating Leases
      Future minimum rental commitments over the next five years as of November 30, 2004, under noncancellable operating leases, which expire at various dates, are as follows: $6.0 million in 2005, $3.8 million in 2006, $2.8 million in 2007, $2.7 million in 2008, $2.6 million in 2009 and $8.8 million thereafter. Rent expense was $6.4 million in 2002, $5.5 million in 2003 and $6.9 million in 2004.

S.	RELATED PARTY TRANSACTIONS
      We have an advisory and consulting agreement with Granaria Holdings B.V., our controlling common shareholder, pursuant to which we pay Granaria Holdings B.V. an annual management fee of $1.8 million. The agreement terminates on the earlier of February 24, 2008 or the end of the fiscal year in which Granaria Holdings B.V. and its affiliates, in the aggregate, beneficially owns less than 10% of our outstanding common stock. Fees and expenses relating to these services amounted to $2.2 million in 2002, $2.0 million in 2003 and $2.2 million in 2004. We had accrued $0.6 million as of November 30, 2003 and $0.7 million as of November 30, 2004 in Other Accrued Liabilities in the accompanying balance sheet relating to these fees and expenses.
      During 2002, we paid $0.8 million to a start-up technology manufacturing company for the exclusive right to manufacture the start-up company’s battery technology. During the third quarter of 2003, we converted this exclusive right to manufacture into a 6.0% interest in such start-up company, and invested an additional $0.4 million for an incremental 2.7560% interest. During the fourth quarter of 2004, we changed our method of accounting for this investment from a cost based investment to an equity method investment as required by

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies.” As of November 30, 2004, we had $1.8 million recorded in Other Assets, net, in our balance sheet to account for this investment under the equity method of accounting. This amount included $1.0 million for our combined 8.7560% interest as of November 30, 2004, net of equity method losses since the third quarter of 2003, and $0.8 million of advances made in the form of promissory notes. In December 2004, we acquired an incremental 21.1% interest for $2.0 million. Also, in December 2004, we purchased from two founding members 5.0% of their interest in this start-up entity for $0.5 million. As part of executing our December 2004 investment, we acquired control of the start-up entities’ Board of Directors and certain preferential distribution and liquidation rights of this entity. Since we now control and are also now the primary beneficiary of this entity, we will consolidate it in our first quarter financial results ending February 28, 2005 in our Commercial Power Solutions Segment.
      In connection with this investment, an entity affiliated with Granaria Holdings B.V., our controlling common shareholder, invested $3,028,333 (including $105,640 from Mr. Bert Iedema, our chief executive officer and one of our directors) for a 21.6163% interest, Thomas R. Pilholski, our Senior Vice President and Chief Financial Officer invested $306,667 for a 2.1890% interest and David G. Krall, our Senior Vice President and General Counsel, invested $7,667 and received less than 1% interest. In addition, Noel Longuemare, a director of our wholly-owned subsidiary, EaglePicher Technologies, LLC, holds a 2.1343% interest in this start-up company.
      Dakruiter S.A. and Harbourgate B.V., both companies controlled by Granaria Holdings B.V., our controlling common shareholder, had approximately 78% of our preferred stock.
      On March 1, 2005, Granaria Holdings B.V. and ABN AMRO Participaties B.V., which collectively control 100% and beneficially own approximately 84% of our common stock, purchased a $12,187,500 junior participation in our revolving credit facility.
      One of our directors, one of our current officers, and one of our former officers have entered into a voting trust agreement with Granaria Holdings B.V., our controlling common shareholder, pursuant to which Granaria Holdings B.V. is the voting trustee and holder of record of the shares of our common stock that are beneficially owned by these individuals. These individuals also have executed a shareholders agreement, which, among other things, contains transfer restrictions regarding their ability to transfer their beneficial interests in our common stock.
      During 2003, we sold to our controlling common shareholder, Granaria Holdings B.V., Bert Iedema, one of our directors and the chief executive officer of Granaria Holdings B.V., and two of our executive officers the 69,500 shares of common stock held in our Treasury for $13.00 per share, or $0.9 million. In connection with this stock issuance, we reclassified the balance in our Treasury, or $7.2 million, to Additional Paid in Capital in our accompanying balance sheets. During the fourth quarter of 2004, Mr. Iedema sold his shares to Granaria.

T.	BUSINESS SEGMENT INFORMATION
      During the first quarter of 2004, we elected to modify our reportable business segment information and move from reporting three business segments (Automotive, Technologies and Filtration and Minerals) to reporting six business segments (Hillsdale, Wolverine, Power Group, Specialty Materials Group, Pharmaceutical Services, and Filtration and Minerals), which was consistent with how our chief operating decision maker reviewed the performance of the businesses at that time. During the fourth quarter of 2004, our chief operating decision maker elected to separate our Power Group into two separate business units to better serve our customers and to better focus on penetrating existing and new markets. As a result we separated our Power Group into the Defense and Space Power Segment and the Commercial Power Solutions Segment. We have restated our prior period segment information to conform to the new presentation. For a description of our individual segments’ businesses, see Note A.
      Our foreign operations are located primarily in Canada, Europe, Mexico and Korea. Our subsidiary guarantor and non-guarantor disclosure included in Note M discloses the approximate amount of net sales and long-lived asset amounts by geographic region. In that note, the columns marked as Issuer, EaglePicher

Holdings, Inc., and Subsidiary Guarantors primarily represent our United States operations, and the column marked Non-Guarantor Subsidiaries primarily represents our foreign operations. Net sales and long-lived assets included in Note M are based on where the sale originates, and where the long-lived assets reside. Included in the Issuer and Subsidiary Guarantors are United States export sales to non-affiliated customers of $78.6 million in 2002, $65.1 million in 2003, and $69.6 million in 2004. Intercompany transactions with foreign operations are made at established transfer prices.
      The following data represents financial information about our reportable business segments (in thousands of dollars).

	2002	2003	2004

Net Sales
Hillsdale	$342,678	$323,838	$317,714
Wolverine	79,367	89,852	106,523
Defense and Space Power	98,074	130,834	151,966
Commercial Power Solutions	6,546	13,024	13,897
Precision Products-divested July 17, 2002	3,435	—	—
Specialty Materials Group	32,271	28,097	22,309
Pharmaceutical Services	13,200	9,088	12,491
Filtration and Minerals	82,129	78,567	82,437

	$657,700	$673,300	$707,337

Operating Income (Loss)
Hillsdale	$2,271	$6,922	$(39,763)
Wolverine	8,230	14,566	15,552
Defense and Space Power	(4,313)	20,719	15,835
Commercial Power Solutions	(330)	4,570	(6,590)
Specialty Materials Group	(997)	6,118	6,603
Pharmaceutical Services	2,329	2,714	1,628
Precision Products-divested July 17, 2002	(318)	—	—
Filtration and Minerals	8,078	5,285	3,845
Divested Divisions	(6,497)	—	(5,471)
Corporate/ Intersegment	(4,318)	(3,312)	(4,751)

	$4,135	$57,582	$(13,112)

Depreciation and Amortization (including Goodwill Amortization)
Hillsdale	$33,348	$28,241	$23,759
Wolverine	9,646	5,465	4,610
Defense and Space Power	6,426	3,498	3,560
Commercial Power Solutions	419	483	768
Specialty Materials Group	3,823	3,252	705
Pharmaceutical Services	1,215	800	929
Precision Products-divested July 17, 2002	92	—	—
Filtration and Minerals	5,276	5,060	5,119
Corporate/ Intersegment	505	910	1,238

	$60,750	$47,709	$40,688

	2002	2003	2004

Capital Expenditures
Hillsdale	$10,010	$5,315	$14,567
Wolverine	1,330	1,866	4,112
Defense and Space Power	1,001	4,183	16,407
Commercial Power Solutions	—	540	5,037
Specialty Materials Group	584	356	282
Pharmaceutical Services	208	1,120	1,596
Filtration and Minerals	1,969	1,794	2,900
Corporate	1,199	907	725

	$16,301	$16,081	$45,626

Identifiable Assets
Hillsdale		$186,727	$109,757
Wolverine		99,653	97,022
Defense and Space Power		106,062	118,154
Commercial Power Solutions		9,659	27,260
Specialty Materials Group		43,602	35,704
Pharmaceutical Services		13,163	14,750
Filtration and Minerals		54,254	45,355
Corporate/ Intersegment		152,418	150,772

		$665,538	$598,774

U.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)
      The following table summarizes the unaudited consolidated quarterly financial results of operations for 2003 and 2004, which we believe include all necessary adjustments for a fair presentation of our interim results.

	2003 Quarters

	Q1	Q2	Q3	Q4

Net sales	$161,495	$171,886	$163,011	$176,908
Cost of products sold (exclusive of depreciation)	125,853	130,629	124,758	131,837
Selling and administrative	14,128	16,093	15,615	17,375
Depreciation and amortization	11,024	10,826	12,678	13,181
Insurance related losses (gains)	—	(5,736)	(2,774)	231

Operating income	10,490	20,074	12,734	14,284
Interest expense	(7,789)	(7,742)	(8,629)	(9,876)
Preferred stock dividends accrued	—	—	—	(4,169)
Other income (expense), net	324	(251)	(600)	(1,056)
Write-off of deferred financing costs	—	—	(6,327)	—
Income tax provision (benefit)	896	1,150	804	(13)

Income (loss) from continuing operations	$2,129	$10,931	$(3,626)	$(804)

Net income (loss)	$1,168	$7,686	$(4,226)	$(1,785)

Income (loss) applicable to common shareholders	$(2,769)	$3,517	$(8,394)	$(1,785)

Basic and diluted income (loss) per share applicable to common shareholders from continuing operations	$(1.94)	$7.09	$(7.79)	$(0.80)

Basic and diluted income (loss) per share	$(2.98)	$3.69	$(8.39)	$(1.79)

	2004 Quarters

	Q1	Q2	Q3	Q4

Net sales	$163,760	$186,410	$179,056	$178,111
Cost of products sold (exclusive of depreciation)	126,784	144,584	145,368	154,352
Selling and administrative	16,869	17,205	15,847	16,784
Depreciation and amortization	9,877	10,006	9,867	10,938
Restructuring and asset impairment	—	—	—	1,000
Insurance related losses	—	—	405	276
Goodwill impairment	—	—	—	34,816
Loss from divestitures	2,600	—	609	2,262

Operating income (loss)	7,630	14,615	6,960	(42,317)
Interest expense	(8,606)	(9,204)	(9,131)	(9,765)
Preferred stock dividends accrued	(4,169)	(4,169)	(4,167)	(4,169)
Other income (expense), net	(293)	580	520	866
Write-off of deferred financing costs	—	—	(492)	—
Income tax provision (benefit)	373	893	1,540	(9,386)

Income (loss) from continuing operations before cumulative effect of accounting change	$(5,811)	$929	$(7,850)	$(45,999)

Net income (loss)	$(5,800)	$5,422	$(7,348)	$(44,610)

Income (loss) applicable to common shareholders	$(5,800)	$5,422	$(7,348)	$(44,610)

Basic and diluted income (loss) per share applicable to common shareholders from continuing operations	$(5.81)	$0.93	$(7.85)	$(46.00)

Basic and diluted income (loss) per share	$(5.80)	$5.42	$(7.35)	$(44.61)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.
Item 9a.     Controls and Procedures
      Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report as required by the rules of the Securities and Exchange Commission.
      Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely manner.
      Because our controlling shareholder Granaria Holdings B.V. is a Dutch corporation, the U.S. Department of Defense has required that Granaria, EaglePicher Incorporated, its wholly-owned subsidiary EaglePicher Technologies, LLC which comprises all of our Defense and Space Power and Specialty Materials Group Segments, as well as a portion of our Commercial Power Solutions Segment, and the U.S. Department of Defense entered into a Special Security Agreement in order for EaglePicher Technologies to retain certain facility security clearances that it holds. This Special Security Agreement restricts the transmission of certain information regarding EaglePicher Technologies’ business from EaglePicher Technologies to EaglePicher Incorporated. Although we are confident that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to our Chief Executive Officer and Chief Financial Officer, as an added precaution the Chief Executive Officer and Chief Financial

Officer of EaglePicher Technologies have signed certifications to this report with respect to EaglePicher Technologies, LLC.
Item 9b.     Other Information
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
PART IV

Item 15.	Exhibit, Financial Statement Schedules
      (a)(1) Report of Independent Registered Public Accounting Firm
      EaglePicher Holdings, Inc. Consolidated Balance Sheets as of November 30, 2003 and 2004
      EaglePicher Holdings, Inc. Consolidated Statements of Operations for the Years Ended November 30, 2002, 2003 and 2004
      EaglePicher Holdings, Inc. Consolidated Statements of Shareholders’ Deficiency and Comprehensive Income (Loss) for the Years Ended November 30, 2002, 2003 and 2004
      EaglePicher Holdings, Inc. Consolidated Statements of Cash Flows for the Years Ended November 30, 2002, 2003 and 2004
      EaglePicher Holdings, Inc. Notes to Consolidated Financial Statements for the Years Ended November 30, 2002, 2003 and 2004
      (a)(2) and (c) Schedules are omitted since the information required to be submitted has been included in Item 8 of this report

      (a)(3) and (b) Exhibits

Exhibit
Number		Title of Exhibit	Note

2.1	—	Third Amended Consolidated Plan of Reorganization of EaglePicher Incorporated (f/k/a Eagle-Picher Industries, Inc.) dated August 28, 1996	(1)
2.2	—	Exhibits to Third Amended Consolidated Plan of Reorganization of EaglePicher Incorporated	(1)
3.1	—	Articles of Incorporation of EaglePicher Incorporated, as amended	(1)
3.2	—	Certificate of Amendment by Shareholders or Members of Articles of Incorporation of EaglePicher Incorporated, as amended, dated April 1, 2003	(18)
3.3	—	Regulations of the EaglePicher Incorporated	(1)
3.4	—	Amended and Restated Certificate of Incorporation of EaglePicher Holdings, Inc. (f/k/a Eagle-Picher Holdings, Inc.)	(1)
3.5	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of EaglePicher Holdings, Inc., dated August 31, 2001	(13)
3.6	—	Certificate of Amendment of Certificate of Incorporation of EaglePicher Holdings, Inc., dated April 1, 2003	(18)
3.7	—	Bylaws of EaglePicher Holdings, Inc.	(1)
3.8	—	Restated Articles of Incorporation of Daisy Parts, Inc.	(2)
3.9	—	Amended and Restated Bylaws of Daisy Parts, Inc., dated as of November 16, 2001	(14)
3.10	—	Certificate of Incorporation of Eagle-Picher Development Company, Inc.	(2)
3.11	—	Bylaws of Eagle-Picher Development Company, Inc.	(2)
3.12	—	Certificate of Incorporation of Eagle-Picher Far East, Inc.	(2)
3.13	—	Bylaws of Eagle-Picher Far East, Inc.	(2)
3.14	—	Articles of Incorporation of EaglePicher Filtration & Minerals, Inc. (f/k/a Eagle-Picher Minerals, Inc.)	(2)
3.15	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated October 21, 2002	(18)
3.16	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated February 25, 2003	(18)
3.17	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated February 27, 2003	(18)
3.18	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated April 21, 2003	(18)
3.19	—	Bylaws of EaglePicher Filtration & Minerals, Inc.	(2)
3.20	—	Amendment to the Bylaws of EaglePicher Filtration & Minerals, Inc., dated as of November 16, 2001	(14)
3.21	—	Certificate of Formation of EaglePicher Technologies, LLC (f/k/a Eagle-Picher Technologies, LLC)	(2)
3.22	—	Amended and Restated Limited Liability Company Agreement of EaglePicher Technologies, LLC	(3)
3.23	—	Certificate of Amendment of Certificate of Formation of EaglePicher Technologies, LLC, dated April 1, 2003	(18)
3.24	—	Restated Articles of Incorporation of EaglePicher Automotive, Inc. (f/k/a Hillsdale Tool & Manufacturing Co.)	(18)
3.25	—	Certificate of Amendment to the Articles of Incorporation of EaglePicher Automotive, Inc., dated August 1, 2003	(18)
3.26	—	Amended and Restated Bylaws of EaglePicher Automotive, Inc., dated as of November 16, 2001	(14)

Exhibit
Number		Title of Exhibit	Note

3.27	—	Restated Articles of Incorporation of EPMR Corporation (f/k/a Michigan Automotive Research Corporation)	(7)
3.28	—	Bylaws of EPMR Corporation	(7)
3.29	—	Articles of Incorporation of Eagle-Picher Acceptance Corporation (f/k/a Eagle-Picher Acceptance Corp.)	(18)
3.30	—	Certificate of Amendment by Shareholders to the Articles of Incorporation of Eagle-Picher Acceptance Corporation, dated May 14, 1999	(18)
3.31	—	Code of Regulations of Eagle-Picher Acceptance Corporation	(18)
3.32	—	Articles of Incorporation of Cincinnati Industrial Machinery Sales Company (f/k/a Cincinnati Industrial Machinery Company)	(18)
3.33	—	Certificate of Amendment by Shareholders to the Articles of Incorporation of Cincinnati Industrial Machinery Sales Company, dated February 14, 1995	(18)
3.34	—	Code of Regulations of Cincinnati Industrial Machinery Sales Company	(18)
3.35	—	Articles of Incorporation for Carpenter Enterprises Limited (f/k/a Charterhouse Acquisition Corporation)	(18)
3.36	—	Certificate of Amendment to the Articles of Incorporation of Carpenter Enterprises Limited, dated October 5, 1988	(18)
3.37	—	Amended and Restated Bylaws of Carpenter Enterprises Limited	(18)
3.38	—	Certificate of Formation of EaglePicher Pharmaceutical Services, LLC, as amended, dated March 4, 2003	(18)
3.39	—	Limited Liability Company Amended and Restated Operating Agreement of EaglePicher Pharmaceutical Services, LLC, dated March 4, 2003	(18)
4.1	—	Indenture, dated as of February 24, 1998, between EaglePicher Incorporated, EaglePicher Holdings, Inc., as a guarantor, subsidiary guarantors (Daisy Parts, Inc., Eagle-Picher Development Company, Inc., Eagle-Picher Far East, Inc., Eagle-Picher Fluid Systems, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, EaglePicher Automotive, Inc., and EPMR Corporation), and The Bank of New York as trustee	(1)
4.2	—	Cross Reference Table showing the location in the Indenture, dated as of February 24, 1998, of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939, contained as part of the Indenture filed as Exhibit 4.1	(1)
4.3	—	First Supplemental Indenture, dated as of February 24, 1998, between EaglePicher Incorporated and the Bank of New York as trustee, supplementing the Indenture, dated as of February 24, 1998	(1)
4.4	—	Form of Global Note for the Indenture, dated as of February 24, 1998 (attached as Exhibit A to the Indenture, dated as of February 24, 1998, filed as Exhibit 4.1)	(1)
4.5	—	Certified Copy of the Certificate of Designations, Preferences and Rights of 11.75% Series A Cumulative Redeemable Exchangeable Preferred Stock and 11.75% Series B Cumulative Redeemable Exchangeable Preferred Stock of the EaglePicher Holdings, Inc., dated February 23, 1998	(1)
4.6	—	Form of Certificate and Global Share of 11.75% Series A Cumulative Redeemable Exchangeable Preferred Stock and 11.75% Series B Cumulative Redeemable Exchangeable Preferred Stock (attached as Exhibit A to the Certificate of Designations filed as Exhibit 4.5)	(18)
4.7	—	Form of Exchange Debentures Indenture relating to 11.75% Exchange Debentures due 2008 of EaglePicher Holdings, Inc.	(1)
4.8	—	Cross Reference Table showing the location in the Exchange Debentures Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939	(1)
4.9	—	Form of 11.75% Exchange Debenture due 2008 (attached as Exhibit A to the Exchange Debentures Indenture filed as Exhibit 4.7)	(1)

Exhibit
Number		Title of Exhibit	Note

4.10	—	Cross Reference Table showing the location in the Indenture, dated as of August 7, 2003, of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939, contained as part of the Indenture filed as Exhibit 10.70	(18)
4.11	—	Second Supplemental Indenture, dated as of December 14, 2001, between EaglePicher Incorporated and the Bank of New York as trustee, supplementing the Indenture, dated as of February 24, 1998	(18)
4.12	—	Third Supplemental Indenture, dated as of July 22, 2003, between EaglePicher Incorporated and the Bank of New York as trustee, supplementing the Indenture, dated as of February 24, 1998	(18)
4.13	—	Form of Global Note for the Indenture, dated as of August 7, 2003 (attached as Exhibit A-1 to the Indenture, dated as of August 7, 2003, filed as Exhibit 10.27)	(18)
4.14	—	Amendment to Certificate of Designations of the 11.75% Preferred Stock of EaglePicher Holdings, Inc., dated August 5, 2003	(18)
9.1	—	Voting Trust Agreement dated November 16, 1998 with owners of Class A (Voting) Common Stock of EaglePicher Holdings, Inc.	(4)
10.1	—	Merger Agreement, dated as of December 23, 1997, among EaglePicher Incorporated, the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust, EaglePicher Holdings, Inc., and E-P Acquisition, Inc.	(1)
10.2	—	Amendment No. 1 to the Merger Agreement, dated as of February 23, 1998, among EaglePicher Incorporated, the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust, EaglePicher Holdings, Inc., and E-P Acquisition, Inc.	(1)
10.3	—	Supplemental Executive Retirement Plan of EaglePicher Incorporated dated May 3, 1995
10.4	—	Notes Purchase Agreement, dated February 19, 1998, among E-P Acquisition, Inc., EaglePicher Incorporated, EaglePicher Holdings, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated	(1)
10.5	—	Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between EaglePicher Incorporated and subsidiary guarantors Daisy Parts, Inc., Eagle-Picher Development Company, Inc., Eagle-Picher Far East, Inc., Eagle-Picher Fluid Systems, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, EaglePicher Automotive, Inc., and EPMR Corporation	(1)
10.6	—	Registration Rights Agreement, dated as of February 24, 1998, between E-P Acquisition, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated	(1)
10.7	—	Assumption Agreement for the Registration Rights Agreement, dated as of February 24, 1998, of EaglePicher Incorporated	(1)
10.8	—	Management Agreement dated as of February 24, 1998, between EaglePicher Incorporated and Granaria Holdings B.V.	(2)
10.9	—	Preferred Stock Purchase Agreement, dated February 19, 1998, between EaglePicher Holdings, Inc., and the initial purchasers	(1)
10.10	—	Preferred Stock Registration Rights Agreement, dated as of February 24, 1998, between EaglePicher Holdings, Inc., and the initial purchasers	(1)
10.11	—	Transfer Agency Agreement, dated as of February 24, 1998, between EaglePicher Holdings, Inc., and The Bank of New York, as transfer agent	(2)
10.12	—	EaglePicher Holdings, Inc., Incentive Stock Plan for Outside Directors effective January 1, 1999	(4)
10.13	—	Second Amended and Restated Incentive Stock Plan of EaglePicher Incorporated effective November 15, 1998	(4)
10.14	—	Shareholders Agreement dated October 15, 1998, among Granaria Holdings B.V., Granaria Industries B.V., EaglePicher Holdings, Inc., and EaglePicher Incorporated	(4)
10.15	—	Voting Trust Agreement dated as of November 16, 1998, by and among certain shareholders of EaglePicher Holdings, Inc. and Granaria Holdings B.V.	(5)

Exhibit
Number		Title of Exhibit	Note

10.16	—	Shareholders Agreement dated April 12, 1999, among Granaria Holdings B.V., the EaglePicher Holdings, Inc., EaglePicher Incorporated, and certain shareholders of the Company	(5)
10.17	—	Voting Trust Agreement dated April 13, 1999, between certain shareholders of EaglePicher Holdings, Inc. and Granaria Holdings B.V. as voting trustee	(5)
10.18	—	Share Appreciation Plan of EaglePicher Incorporated, effective May 5, 1998	(5)
10.19	—	Second Supplemental Indenture dated December 14, 2001, among EaglePicher Incorporated, the guarantors (Daisy Parts, Inc., Eagle-Picher Development Company, Inc., Eagle-Picher Holdings, Inc., Eagle-Picher Far East, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, EaglePicher Automotive, Inc., EPMR Corporation and Carpenter Enterprises Limited) and The Bank of New York, as trustee	(14)
10.20	—	Receivables Sale Agreement dated January 8, 2002 by and among Eagle-Picher Funding Corporation and each of the “Originators” defined therein which include EaglePicher Incorporated, Carpenter Enterprises Limited, Daisy Parts, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, and EaglePicher Automotive, Inc.	(14)
10.21	—	Receivables Purchase and Servicing Agreement dated January 8, 2002 by and among Eagle-Picher Funding Corporation, Redwood Receivables Corporation, EaglePicher Incorporated and General Electric Capital Corporation	(14)
10.22	—	Annex X to Receivables Sale Agreement at Exhibit 10.62 and to Receivables Purchase and Servicing Agreement at Exhibit 10.63 — “Definitions and Interpretations.”	(14)
10.23	—	Asset Purchase Agreement, dated December 18, 2001, between EaglePicher Incorporated and Construction Equipment Direct, Inc.	(15)
10.24	—	EaglePicher Incorporated 2002 Long-term Bonus Program	(16)
10.25	—	Purchase Agreement dated as of July 31, 2003 between EaglePicher Incorporated and UBS Securities LLC, ABN AMRO Incorporated, Banc One Capital Markets, Inc., Harris Nesbitt Corp. and PNC Capital Markets, Inc.	(17)
10.26	—	Registration Rights Agreement dated as of August 7, 2003 between EaglePicher Incorporated, certain of its subsidiaries and UBS Securities LLC, ABN AMRO Incorporated, Banc One Capital Markets, Inc., Harris Nesbitt Corp. and PNC Capital Markets, Inc.	(17)
10.27	—	Indenture dated as of August 7, 2003 between EaglePicher Incorporated, certain of its subsidiaries and Wells Fargo Bank, National Association, as trustee	(17)
10.28	—	Credit Agreement dated as of August 7, 2003 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries, Harris Trust and Savings Bank, as administrative agent, ABN AMRO Incorporated and UBS Securities LLC, as co-syndication agents, Bank One, NA and PNC Bank, National Association, as co-documentation agents, GE Capital Corporation, as collateral agent, and various lenders party thereto	(17)
10.29	—	Guarantee and Collateral Agreement dated as of August 7, 2003 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries and Harris Trust and Savings Bank, as administrative agent	(17)
10.30	—	Amendment No. 3 to Receivables Purchase and Servicing Agreement dated as of August 7, 2003 among EaglePicher Incorporated, certain of its subsidiaries, EaglePicher Funding Corporation and General Electric Capital Corporation	(17)
10.31	—	Separation Agreement and General Release, dated as of January 9, 2005 between EaglePicher Incorporated and John H. Weber	(22)
10.32	—	Amendment to Credit Agreement dated as of March 31, 2004 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries, Harris Trust and Savings Bank, as administrative agent, ABN AMRO Incorporated and UBS Securities LLC, as co-syndication agents, Bank One, NA and PNC Bank, National Association, as co-documentation agents, GE Capital Corporation, as collateral agent, and various lenders party thereto	(19)

Exhibit
Number		Title of Exhibit	Note

10.33	—	Second Amendment to Credit Agreement dated as of March 31, 2005 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries, Harris Trust and Savings Bank, as administrative agent, ABN AMRO Incorporated and UBS Securities LLC, as co-syndication agents, Bank One, NA and PNC Bank, National Association, as co-documentation agents, GE Capital Corporation, as collateral agent, and various lenders party thereto	(19)
10.34	—	Amendment No. 4 to Receivables, Purchase and Servicing Agreement dated as of April 19, 2004 among EaglePicher Incorporated, certain of its subsidiaries, EaglePicher Funding Corporation and General Electric Capital Corporation	*
10.35	—	Third Amendment to Credit Agreement dated as of November 30, 2004 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries, Harris Trust and Savings Bank, as administrative agent, ABN AMRO Incorporated and UBS Securities LLC, as co-syndication agents, Bank One, NA and PNC Bank, National Association, as co-documentation agents, GE Capital Corporation, as collateral agent, and various lenders party thereto	(20)
10.36	—	Amendment No. 5 to Receivables, Purchase and Servicing Agreement dated as of December 9, 2004 among EaglePicher Incorporated, certain of its subsidiaries, EaglePicher Funding Corporation and General Electric Capital Corporation	(20)
10.37	—	First Amended and Restated Share Purchase Agreement dated July 7, 2004 by and among EaglePicher Investments, LLC, Kokam Engineering Co., Ltd. And Ji-Jun Hong	(21)
10.38	—	Credit Agreement Forbearance Agreement dated February 28, 2005	(23)
10.39	—	Receivables, Purchase and Service Agreement Forbearance Agreement dated March 10, 2005	*
12.1	—	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	*
21.1	—	Subsidiaries of EaglePicher Incorporated	*
24.1	—	Power of Attorney — Joel P. Wyler	*
24.2	—	Power of Attorney — Daniel C. Wyler	*
24.3	—	Power of Attorney — Pierre Everaert	*
31.1	—	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
31.2	—	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
31.3	—	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
31.4	—	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.3	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.4	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

(1)	Incorporated by reference to EaglePicher Incorporated’s S-4 Registration Statement (File No. 333-49957) filed on April 10, 1998.

(2)	Incorporated by reference to EaglePicher Incorporated’s Amendment No. 1 to Form S-4 Registration Statement (File No. 333-49957) filed on May 20, 1998.

(3)	Incorporated by reference to EaglePicher Incorporated’s Amendment No. 2 to Form S-4 Registration Statement (File No. 333-49957) filed on June 5, 1998.

(4)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-K filed on March 1, 1999.

(5)	Incorporated by reference to the EaglePicher Holdings, Inc.’s Form 10-Q filed on June 30, 1999.

(6)	Incorporated by reference to the EaglePicher Holdings, Inc.’s Form 8-K filed on April 21, 1999.

(7)	Incorporated by reference to the EaglePicher Holdings, Inc.’s Form 10-Q filed on April 12, 2000.

(8)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on October 16, 2000.

(9)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-K filed on February 28, 2001.

(10)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on April 10, 2001.

(11)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on July 9, 2001.

(12)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on July 16, 2001.

(13)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on October 12, 2001.

(14)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-K filed on February 15, 2002.

(15)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on January 3, 2002.

(16)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on April 14, 2003.

(17)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on October 14, 2003.

(18)	Incorporated by reference to EaglePicher Incorporated’s S-4 Registration Statement (File No. 333-110266) filed on November 5, 2003.

(19)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on April 12, 2004.

(20)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on December 15, 2004

(21)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on December 8, 2004

(22)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on February 1, 2005

(23)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on March 1, 2005

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated by the following persons on March 14, 2005.

EAGLEPICHER HOLDINGS, INC.

By:	/s/ BERT IEDEMA

Bert Iedema
President, Chief Executive Officer and Director
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, on March 14, 2005.

Signature	Title

/s/ BERT IEDEMA Bert Iedema	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DR. JOEL P. WYLER Dr. Joel P. Wyler	Director

/s/ DANIEL C. WYLER Daniel C. Wyler	Director

/s/ PIERRE EVERAERT Pierre Everaert	Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated by the following persons on March 14, 2005.

EAGLEPICHER INCORPORATED

By:	/s/ BERT IEDEMA

Bert Iedema
President, Chief Executive Officer and Director
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, on March 14, 2005.

Signature	Title

/s/ BERT IEDEMA Bert Iedema	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DR. JOEL P. WYLER Dr. Joel P. Wyler	Director

/s/ DANIEL C. WYLER Daniel C. Wyler	Director

/s/ PIERRE EVERAERT Pierre Everaert	Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated by the following persons, on March 14, 2005.

CARPENTER ENTERPRISES, INC.

By:	/s/ DAVID R. REGINELLI

David R. Reginelli
President and Principal Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, on March 14, 2005.

Signature	Title

/s/ DAVID R. REGINELLI David R. Reginelli	President and Principal Executive Officer, Chief Financial Officer and Principal Financial and Accounting Officer

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski	Director

/s/ BERT IEDEMA Bert Iedema	Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated by the following persons on March 14, 2005.

DAISY PARTS, INC.

By:	/s/ DAVID R. REGINELLI

David R. Reginelli
President and Principal Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, on March 14, 2005.

Signature	Title

/s/ DAVID R. REGINELLI David R. Reginelli	President and Principal Executive Officer, Chief Financial Officer and Principal Financial and Accounting Officer

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski	Director

/s/ BERT IEDEMA Bert Iedema	Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated by the following persons on March 14, 2005.

EAGLE-PICHER FAR EAST, INC.

By:	/s/ JAY PITTAS

Jay Pittas
President, Chief Executive Officer and Director
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, on March 14, 2005.

Signature	Title

/s/ JAY PITTAS Jay Pittas	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated by the following persons on March 14, 2005.

EAGLEPICHER FILTRATION & MINERALS, INC.

By:	/s/ DAVID S. KESELICA

David S. Keselica
Director and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, on March 14, 2005.

Signature	Title

/s/ DAVID S. KESELICA David S. Keselica	Director and President (Principal Executive Officer)

/s/ NANCY HUBER Nancy Huber	Vice President — Finance (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated by the following persons on March 14, 2005.

EAGLEPICHER TECHNOLOGIES, LLC

By:	/s/ CRAIG N. KITCHEN

Craig Kitchen
Chairman, Chief Executive Officer and Director
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, on March 14, 2005.

Signature	Title

/s/ CRAIG N. KITCHEN Craig N. Kitchen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ SHANE DRYANSKI Shane Dryanski	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DR. JOEL P. WYLER Dr. Joel P. Wyler	Director

/s/ GRANT T. HOLLETT, JR. Grant T. Hollett, Jr.	Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated by the following persons on March 14, 2005.

EAGLEPICHER AUTOMOTIVE, INC.

By:	/s/ DAVID R. REGINELLI

David R. Reginelli
President and Principal Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, on March 14, 2005.

Signature	Title

/s/ DAVID R. REGINELLI David R. Reginelli	President and Principal Executive Officer, Chief Financial Officer and Principal Financial and Accounting Officer

/s/ THOMAS R. PILHOLSKI Thomas R. Pilholski	Director

/s/ BERT IEDEMA Bert Iedema	Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated by the following persons on March 14, 2005.

EAGLEPICHER PHARMACEUTICAL
SERVICES, LLC

By:	/s/ STEVEN E. WESTFALL

Steven E. Westfall
President and Director
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, on March 14, 2005.

Signature	Title

/s/ STEVEN E. WESTFALL Steven E. Westfall	President and Director (Principal Executive Officer)

/s/ JOHN SULLIVAN John Sullivan	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

/s/ LISA GRESSEL Lisa Gressel	Director

EXHIBIT INDEX

Exhibit
Number		Title of Exhibit	Note

2.1	—	Third Amended Consolidated Plan of Reorganization of EaglePicher Incorporated (f/k/a Eagle-Picher Industries, Inc.) dated August 28, 1996	(1)
2.2	—	Exhibits to Third Amended Consolidated Plan of Reorganization of EaglePicher Incorporated	(1)
3.1	—	Articles of Incorporation of EaglePicher Incorporated, as amended	(1)
3.2	—	Certificate of Amendment by Shareholders or Members of Articles of Incorporation of EaglePicher Incorporated, as amended, dated April 1, 2003	(18)
3.3	—	Regulations of the EaglePicher Incorporated	(1)
3.4	—	Amended and Restated Certificate of Incorporation of EaglePicher Holdings, Inc. (f/k/a Eagle-Picher Holdings, Inc.)	(1)
3.5	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of EaglePicher Holdings, Inc., dated August 31, 2001	(13)
3.6	—	Certificate of Amendment of Certificate of Incorporation of EaglePicher Holdings, Inc., dated April 1, 2003	(18)
3.7	—	Bylaws of EaglePicher Holdings, Inc.	(1)
3.8	—	Restated Articles of Incorporation of Daisy Parts, Inc.	(2)
3.9	—	Amended and Restated Bylaws of Daisy Parts, Inc., dated as of November 16, 2001	(14)
3.10	—	Certificate of Incorporation of Eagle-Picher Development Company, Inc.	(2)
3.11	—	Bylaws of Eagle-Picher Development Company, Inc.	(2)
3.12	—	Certificate of Incorporation of Eagle-Picher Far East, Inc.	(2)
3.13	—	Bylaws of Eagle-Picher Far East, Inc.	(2)
3.14	—	Articles of Incorporation of EaglePicher Filtration & Minerals, Inc. (f/k/a Eagle-Picher Minerals, Inc.)	(2)
3.15	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated October 21, 2002	(18)
3.16	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated February 25, 2003	(18)
3.17	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated February 27, 2003	(18)
3.18	—	Certificate of Amendment to Articles of Incorporation of EaglePicher Filtration & Minerals, Inc., dated April 21, 2003	(18)
3.19	—	Bylaws of EaglePicher Filtration & Minerals, Inc.	(2)
3.20	—	Amendment to the Bylaws of EaglePicher Filtration & Minerals, Inc., dated as of November 16, 2001	(14)
3.21	—	Certificate of Formation of EaglePicher Technologies, LLC (f/k/a Eagle-Picher Technologies, LLC)	(2)
3.22	—	Amended and Restated Limited Liability Company Agreement of EaglePicher Technologies, LLC	(3)
3.23	—	Certificate of Amendment of Certificate of Formation of EaglePicher Technologies, LLC, dated April 1, 2003	(18)
3.24	—	Restated Articles of Incorporation of EaglePicher Automotive, Inc. (f/k/a Hillsdale Tool & Manufacturing Co.)	(18)
3.25	—	Certificate of Amendment to the Articles of Incorporation of EaglePicher Automotive, Inc., dated August 1, 2003	(18)
3.26	—	Amended and Restated Bylaws of EaglePicher Automotive, Inc., dated as of November 16, 2001	(14)

Exhibit
Number		Title of Exhibit	Note

3.27	—	Restated Articles of Incorporation of EPMR Corporation (f/k/a Michigan Automotive Research Corporation)	(7)
3.28	—	Bylaws of EPMR Corporation	(7)
3.29	—	Articles of Incorporation of Eagle-Picher Acceptance Corporation (f/k/a Eagle-Picher Acceptance Corp.)	(18)
3.30	—	Certificate of Amendment by Shareholders to the Articles of Incorporation of Eagle-Picher Acceptance Corporation, dated May 14, 1999	(18)
3.31	—	Code of Regulations of Eagle-Picher Acceptance Corporation	(18)
3.32	—	Articles of Incorporation of Cincinnati Industrial Machinery Sales Company (f/k/a Cincinnati Industrial Machinery Company)	(18)
3.33	—	Certificate of Amendment by Shareholders to the Articles of Incorporation of Cincinnati Industrial Machinery Sales Company, dated February 14, 1995	(18)
3.34	—	Code of Regulations of Cincinnati Industrial Machinery Sales Company	(18)
3.35	—	Articles of Incorporation for Carpenter Enterprises Limited (f/k/a Charterhouse Acquisition Corporation)	(18)
3.36	—	Certificate of Amendment to the Articles of Incorporation of Carpenter Enterprises Limited, dated October 5, 1988	(18)
3.37	—	Amended and Restated Bylaws of Carpenter Enterprises Limited	(18)
3.38	—	Certificate of Formation of EaglePicher Pharmaceutical Services, LLC, as amended, dated March 4, 2003	(18)
3.39	—	Limited Liability Company Amended and Restated Operating Agreement of EaglePicher Pharmaceutical Services, LLC, dated March 4, 2003	(18)
4.1	—	Indenture, dated as of February 24, 1998, between EaglePicher Incorporated, EaglePicher Holdings, Inc., as a guarantor, subsidiary guarantors (Daisy Parts, Inc., Eagle-Picher Development Company, Inc., Eagle-Picher Far East, Inc., Eagle-Picher Fluid Systems, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, EaglePicher Automotive, Inc., and EPMR Corporation), and The Bank of New York as trustee	(1)
4.2	—	Cross Reference Table showing the location in the Indenture, dated as of February 24, 1998, of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939, contained as part of the Indenture filed as Exhibit 4.1	(1)
4.3	—	First Supplemental Indenture, dated as of February 24, 1998, between EaglePicher Incorporated and the Bank of New York as trustee, supplementing the Indenture, dated as of February 24, 1998	(1)
4.4	—	Form of Global Note for the Indenture, dated as of February 24, 1998 (attached as Exhibit A to the Indenture, dated as of February 24, 1998, filed as Exhibit 4.1)	(1)
4.5	—	Certified Copy of the Certificate of Designations, Preferences and Rights of 11.75% Series A Cumulative Redeemable Exchangeable Preferred Stock and 11.75% Series B Cumulative Redeemable Exchangeable Preferred Stock of the EaglePicher Holdings, Inc., dated February 23, 1998	(1)
4.6	—	Form of Certificate and Global Share of 11.75% Series A Cumulative Redeemable Exchangeable Preferred Stock and 11.75% Series B Cumulative Redeemable Exchangeable Preferred Stock (attached as Exhibit A to the Certificate of Designations filed as Exhibit 4.5)	(18)
4.7	—	Form of Exchange Debentures Indenture relating to 11.75% Exchange Debentures due 2008 of EaglePicher Holdings, Inc.	(1)
4.8	—	Cross Reference Table showing the location in the Exchange Debentures Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939	(1)
4.9	—	Form of 11.75% Exchange Debenture due 2008 (attached as Exhibit A to the Exchange Debentures Indenture filed as Exhibit 4.7)	(1)

Exhibit
Number		Title of Exhibit	Note

4.10	—	Cross Reference Table showing the location in the Indenture, dated as of August 7, 2003, of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939, contained as part of the Indenture filed as Exhibit 10.70	(18)
4.11	—	Second Supplemental Indenture, dated as of December 14, 2001, between EaglePicher Incorporated and the Bank of New York as trustee, supplementing the Indenture, dated as of February 24, 1998	(18)
4.12	—	Third Supplemental Indenture, dated as of July 22, 2003, between EaglePicher Incorporated and the Bank of New York as trustee, supplementing the Indenture, dated as of February 24, 1998	(18)
4.13	—	Form of Global Note for the Indenture, dated as of August 7, 2003 (attached as Exhibit A-1 to the Indenture, dated as of August 7, 2003, filed as Exhibit 10.27)	(18)
4.14	—	Amendment to Certificate of Designations of the 11.75% Preferred Stock of EaglePicher Holdings, Inc., dated August 5, 2003	(18)
9.1	—	Voting Trust Agreement dated November 16, 1998 with owners of Class A (Voting) Common Stock of EaglePicher Holdings, Inc.	(4)
10.1	—	Merger Agreement, dated as of December 23, 1997, among EaglePicher Incorporated, the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust, EaglePicher Holdings, Inc., and E-P Acquisition, Inc.	(1)
10.2	—	Amendment No. 1 to the Merger Agreement, dated as of February 23, 1998, among EaglePicher Incorporated, the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust, EaglePicher Holdings, Inc., and E-P Acquisition, Inc.	(1)
10.3	—	Supplemental Executive Retirement Plan of EaglePicher Incorporated dated May 3, 1995
10.4	—	Notes Purchase Agreement, dated February 19, 1998, among E-P Acquisition, Inc., EaglePicher Incorporated, EaglePicher Holdings, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated	(1)
10.5	—	Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between EaglePicher Incorporated and subsidiary guarantors Daisy Parts, Inc., Eagle-Picher Development Company, Inc., Eagle-Picher Far East, Inc., Eagle-Picher Fluid Systems, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, EaglePicher Automotive, Inc., and EPMR Corporation	(1)
10.6	—	Registration Rights Agreement, dated as of February 24, 1998, between E-P Acquisition, Inc., SBC Warburg Dillon Read and ABN AMRO Incorporated	(1)
10.7	—	Assumption Agreement for the Registration Rights Agreement, dated as of February 24, 1998, of EaglePicher Incorporated	(1)
10.8	—	Management Agreement dated as of February 24, 1998, between EaglePicher Incorporated and Granaria Holdings B.V.	(2)
10.9	—	Preferred Stock Purchase Agreement, dated February 19, 1998, between EaglePicher Holdings, Inc., and the initial purchasers	(1)
10.10	—	Preferred Stock Registration Rights Agreement, dated as of February 24, 1998, between EaglePicher Holdings, Inc., and the initial purchasers	(1)
10.11	—	Transfer Agency Agreement, dated as of February 24, 1998, between EaglePicher Holdings, Inc., and The Bank of New York, as transfer agent	(2)
10.12	—	EaglePicher Holdings, Inc., Incentive Stock Plan for Outside Directors effective January 1, 1999	(4)
10.13	—	Second Amended and Restated Incentive Stock Plan of EaglePicher Incorporated effective November 15, 1998	(4)
10.14	—	Shareholders Agreement dated October 15, 1998, among Granaria Holdings B.V., Granaria Industries B.V., EaglePicher Holdings, Inc., and EaglePicher Incorporated	(4)
10.15	—	Voting Trust Agreement dated as of November 16, 1998, by and among certain shareholders of EaglePicher Holdings, Inc. and Granaria Holdings B.V.	(5)

Exhibit
Number		Title of Exhibit	Note

10.16	—	Shareholders Agreement dated April 12, 1999, among Granaria Holdings B.V., the EaglePicher Holdings, Inc., EaglePicher Incorporated, and certain shareholders of the Company	(5)
10.17	—	Voting Trust Agreement dated April 13, 1999, between certain shareholders of EaglePicher Holdings, Inc. and Granaria Holdings B.V. as voting trustee	(5)
10.18	—	Share Appreciation Plan of EaglePicher Incorporated, effective May 5, 1998	(5)
10.19	—	Second Supplemental Indenture dated December 14, 2001, among EaglePicher Incorporated, the guarantors (Daisy Parts, Inc., Eagle-Picher Development Company, Inc., Eagle-Picher Holdings, Inc., Eagle-Picher Far East, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, EaglePicher Automotive, Inc., EPMR Corporation and Carpenter Enterprises Limited) and The Bank of New York, as trustee	(14)
10.20	—	Receivables Sale Agreement dated January 8, 2002 by and among Eagle-Picher Funding Corporation and each of the “Originators” defined therein which include EaglePicher Incorporated, Carpenter Enterprises Limited, Daisy Parts, Inc., EaglePicher Filtration & Minerals, Inc., EaglePicher Technologies, LLC, and EaglePicher Automotive, Inc.	(14)
10.21	—	Receivables Purchase and Servicing Agreement dated January 8, 2002 by and among Eagle-Picher Funding Corporation, Redwood Receivables Corporation, EaglePicher Incorporated and General Electric Capital Corporation	(14)
10.22	—	Annex X to Receivables Sale Agreement at Exhibit 10.62 and to Receivables Purchase and Servicing Agreement at Exhibit 10.63 — “Definitions and Interpretations.”	(14)
10.23	—	Asset Purchase Agreement, dated December 18, 2001, between EaglePicher Incorporated and Construction Equipment Direct, Inc.	(15)
10.24	—	EaglePicher Incorporated 2002 Long-term Bonus Program	(16)
10.25	—	Purchase Agreement dated as of July 31, 2003 between EaglePicher Incorporated and UBS Securities LLC, ABN AMRO Incorporated, Banc One Capital Markets, Inc., Harris Nesbitt Corp. and PNC Capital Markets, Inc.	(17)
10.26	—	Registration Rights Agreement dated as of August 7, 2003 between EaglePicher Incorporated, certain of its subsidiaries and UBS Securities LLC, ABN AMRO Incorporated, Banc One Capital Markets, Inc., Harris Nesbitt Corp. and PNC Capital Markets, Inc.	(17)
10.27	—	Indenture dated as of August 7, 2003 between EaglePicher Incorporated, certain of its subsidiaries and Wells Fargo Bank, National Association, as trustee	(17)
10.28	—	Credit Agreement dated as of August 7, 2003 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries, Harris Trust and Savings Bank, as administrative agent, ABN AMRO Incorporated and UBS Securities LLC, as co-syndication agents, Bank One, NA and PNC Bank, National Association, as co-documentation agents, GE Capital Corporation, as collateral agent, and various lenders party thereto	(17)
10.29	—	Guarantee and Collateral Agreement dated as of August 7, 2003 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries and Harris Trust and Savings Bank, as administrative agent	(17)
10.30	—	Amendment No. 3 to Receivables Purchase and Servicing Agreement dated as of August 7, 2003 among EaglePicher Incorporated, certain of its subsidiaries, EaglePicher Funding Corporation and General Electric Capital Corporation	(17)
10.31	—	Separation Agreement and General Release, dated as of January 9, 2005 between EaglePicher Incorporated and John H. Weber	(22)
10.32	—	Amendment to Credit Agreement dated as of March 31, 2004 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries, Harris Trust and Savings Bank, as administrative agent, ABN AMRO Incorporated and UBS Securities LLC, as co-syndication agents, Bank One, NA and PNC Bank, National Association, as co-documentation agents, GE Capital Corporation, as collateral agent, and various lenders party thereto	(19)

Exhibit
Number		Title of Exhibit	Note

10.33	—	Second Amendment to Credit Agreement dated as of March 31, 2005 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries, Harris Trust and Savings Bank, as administrative agent, ABN AMRO Incorporated and UBS Securities LLC, as co-syndication agents, Bank One, NA and PNC Bank, National Association, as co-documentation agents, GE Capital Corporation, as collateral agent, and various lenders party thereto	(19)
10.34	—	Amendment No. 4 to Receivables, Purchase and Servicing Agreement dated as of April 19, 2004 among EaglePicher Incorporated, certain of its subsidiaries, EaglePicher Funding Corporation and General Electric Capital Corporation	*
10.35	—	Third Amendment to Credit Agreement dated as of November 30, 2004 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries, Harris Trust and Savings Bank, as administrative agent, ABN AMRO Incorporated and UBS Securities LLC, as co-syndication agents, Bank One, NA and PNC Bank, National Association, as co-documentation agents, GE Capital Corporation, as collateral agent, and various lenders party thereto	(20)
10.36	—	Amendment No. 5 to Receivables, Purchase and Servicing Agreement dated as of December 9, 2004 among EaglePicher Incorporated, certain of its subsidiaries, EaglePicher Funding Corporation and General Electric Capital Corporation	(20)
10.37	—	First Amended and Restated Share Purchase Agreement dated July 7, 2004 by and among EaglePicher Investments, LLC, Kokam Engineering Co., Ltd. And Ji-Jun Hong	(21)
10.38	—	Credit Agreement Forbearance Agreement dated February 28, 2005	(23)
10.39	—	Receivables, Purchase and Service Agreement Forbearance Agreement dated March 10, 2005	*
12.1	—	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	*
21.1	—	Subsidiaries of EaglePicher Incorporated	*
24.1	—	Power of Attorney — Joel P. Wyler	*
24.2	—	Power of Attorney — Daniel C. Wyler	*
24.3	—	Power of Attorney — Pierre Everaert	*
31.1	—	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
31.2	—	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
31.3	—	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
31.4	—	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.3	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.4	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

(1)	Incorporated by reference to EaglePicher Incorporated’s S-4 Registration Statement (File No. 333-49957) filed on April 10, 1998.

(2)	Incorporated by reference to EaglePicher Incorporated’s Amendment No. 1 to Form S-4 Registration Statement (File No. 333-49957) filed on May 20, 1998.

(3)	Incorporated by reference to EaglePicher Incorporated’s Amendment No. 2 to Form S-4 Registration Statement (File No. 333-49957) filed on June 5, 1998.

(4)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-K filed on March 1, 1999.

(5)	Incorporated by reference to the EaglePicher Holdings, Inc.’s Form 10-Q filed on June 30, 1999.

(6)	Incorporated by reference to the EaglePicher Holdings, Inc.’s Form 8-K filed on April 21, 1999.

(7)	Incorporated by reference to the EaglePicher Holdings, Inc.’s Form 10-Q filed on April 12, 2000.

(8)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on October 16, 2000.

(9)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-K filed on February 28, 2001.

(10)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on April 10, 2001.

(11)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on July 9, 2001.

(12)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on July 16, 2001.

(13)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on October 12, 2001.

(14)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-K filed on February 15, 2002.

(15)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on January 3, 2002.

(16)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on April 14, 2003.

(17)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on October 14, 2003.

(18)	Incorporated by reference to EaglePicher Incorporated’s S-4 Registration Statement (File No. 333-110266) filed on November 5, 2003.

(19)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 10-Q filed on April 12, 2004.

(20)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on December 15, 2004

(21)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on December 8, 2004

(22)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on February 1, 2005

(23)	Incorporated by reference to EaglePicher Holdings, Inc.’s Form 8-K filed on March 1, 2005